Form 10QSB
period 1995-06-30
BNL FINANCIAL CORP
filed 1995-08-14
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_____ .

Commission File No. 0-16880




            BNL FINANCIAL CORPORATION
 (Exact name of Registrant as specified in its charter)

        	IOWA                          42-1239454
(State of incorporation)        (I.R.S. Employer Identification No.)

301 Camp Craft Road, Suite 200 Austin, Texas    78746
  (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (512) 327-
3065



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		    Yes __X__  No____

As of June 30, 1995, the Registrant had 23,311,944 shares of
Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)
Yes___ No__X__

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results on a basis consistent with the prior period. The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally
accepted accounting principles (GAAP).   The reader should refer to the
Company's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission, for financial statements for the year ended December 31, 1994, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

Item 1.  Financial Statements

                                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEET


                                                               June 30
             ASSETS                                              1995            December 31,
                                                              (Unaudited)             1994
                                                             -------------      ---------------
 Investments:
       Investments available for sale, at fair value            $10,575,192           $10,448,215
       Equity securities, common stock                               88,465               110,792
       Cash and cash investments                                  2,700,059             2,207,537
                                                               ------------          ------------
                       Total Investments                         13,363,716            12,766,544
        Accrued investment income                                   214,857               201,120
        Furniture and equipment                                     176,876               151,935
        Deferred policy acquisition costs                           534,938               562,750
        Receivable from reinsurer                                   179,797               315,527
        Other assets                                                307,175               227,958
                                                              -------------          ------------
               TOTAL ASSETS                                     $14,777,359           $14,225,834
                                                               ============          ============
             LIABILITIES AND SHAREHOLDERS' EQUITY

        Liabilities:
           Liability for future policy benefits                  $1,618,616            $1,571,899
           Premium deposit fund                                     208,253               220,885
           Annuity deposits                                       3,371,644             3,319,236
           Deferred annuity profits                                 597,178               591,637
           Supplementary contracts without life contingencies       163,235               173,593
           Other liabilities                                        221,502               167,191
                                                                                      -----------          -----------
               Total liabilities                                  6,180,428             6,044,441


        SHAREHOLDERS' EQUITY:
           Common stock                                             466,239               466,239
           Additional paid-in capital                            14,308,230            14,308,272
           Unrealized appreciation (depreciation)
                 of securities                                      363,432              (288,590)
           Treasury stock                                           (64,105)              (64,105)
           Accumulated deficit                                   (6,476,865)           (6,240,423)
                                                                                     ------------          ------------
               Total shareholders' equity                         8,596,931             8,181,393

        TOTAL LIABILITIES & SHAREHOLDER'S                       -----------          ------------
                   EQUITY                                       $14,777,359           $14,225,834
                                                                ===========          ============

                           (See Notes to Consolidated Financial Statements)

                                   BNL FINANCIAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)
                                      Three Months Ended            Six Months Ended
                                           June 30,                            June 30,
                                      1995        1994             1995          1994
                                   --------     ---------       ----------     ------------
REVENUES:
   Premium income                  $601,216      $275,901       $1,180,391      $535,745
   Investment income                229,592       230,295          439,175       424,999
   Realized gains on investments    146,692        83,652          150,945       100,286
                                   --------      --------       ----------     ---------
    Total income                    977,500       589,848        1,770,511     1,061,030


EXPENSES:
  Policy benefits and other
       insurance costs              514,116       158,569        1,051,922       214,408
  Increase in liability for
      future policy benefits         15,614          (389)          16,417        31,043
  Amortization of deferred
       policy acquisition costs      15,314         7,129           27,815        41,625
   Operating expenses               416,056       421,849          860,925       901,711
   Taxes, other than on income        6,513        21,240           49,874        59,144
                                   --------      --------       ----------     ---------

    Total expenses                  967,613       618,398        2,006,953     1,247,931
                                   --------      --------       ----------     ---------

    OPERATING INCOME (LOSS)           9,887       (28,550)        (236,442)     (186,901)

Provision for income taxes                0             0                0             0
                                   --------      --------       ----------     ---------

    NET INCOME (LOSS)                $9,887      ($28,550)       ($236,442)    ($186,901)
                                   ========     ==========       ==========    ==========

   Net loss per share                 $0.00         $0.00           ($0.01)       ($0.01)
                                     ======        ======           =======        ======

    Weighted average number
         of shares               23,173,149     24,243,186       23,173,149   24,243,186


                         (See Notes to Consolidated Financial Statements)

                            BNL FINANCIAL CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)
                                                                                                    Six Months
                                                                                        Ended                        Ended
Cash flows from operations                                06/30/95         06/30/94
                                                       -------------     ------------
Net loss                                                   ($236,442)     ($186,901)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
 Realized (gain) loss                                       (150,945)      (100,286)
 Depreciation                                                 28,243         27,528
 Amortization of deferred acquisition
    costs and state licenses acquired                         29,369         43,179
 Accretion of bond discount                                   (3,907)        (2,940)
 Decrease in deferred policy acquisition costs                     0          6,717

Change in assets and liabilities:
 Increase in accrued investment income                        (13,737)      (22,114)
 Decrease in premium deposit fund                             (12,632)       (2,971)
 Increase in annuity deposits and deferred profits             57,949           389
 Increase in liability for future policy benefits              46,717        72,192
 Other net                                                    109,222      (119,631)
                                                           ----------    -----------
     Total adjustments                                         90,279       (97,937)
                                                           ----------    -----------
     Total cash provided by (used in)
         operating activities                                (146,163)     (284,838)

Cash flows from investing activities:
  Sales of debt securities                                  1,498,114     1,286,650
  Sales of equity securities                                        0         1,024
  Sales of furniture and equipment                              7,341             0
  Purchase of equity securities                                     0             0
  Purchase of furniture and equipment                         (58,885)      (22,014)
  Purchase of fixed maturity securities                      (797,527)   (2,734,881)
                                                          -----------    ----------
       Net cash provided by (used in) investing activities    649,043    (1,469,221)
                                                          -----------    ----------
Cash flows from financing activities:
  Payments on supplementary contracts                         (15,000)      (15,000)
  Interest credited on supplementary contracts                  4,642         5,193
                                                          -----------    ----------
      Net cash provided by (used in) financing activities     (10,358)       (9,807)
                                                          -----------    ----------
Net increase (decrease in cash and cash equivalents)          492,522    (1,763,866)

Cash and cash equivalents, beginning of year                2,207,537     4,412,484
                                                          -----------    ----------
Cash and cash equivalents, end of period                   $2,700,059    $2,648,618
                                                          ===========    ==========

                       (See notes to Consolidated Financial Statements)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). The merger of Iowa Life Assurance Company and United Arkansas Life Assurance Company on August 1, 1994, to form BNLAC, strengthed the capital and surplus of the subsidiary. On August 31, 1994, the Company and BNL Equity Corporation contributed $1,000,000 to the surplus of BNLAC. At June 30, 1995, BNLAC had statutory capital and surplus exceeding $5.9 million, which is sufficient to meet BNLAC's capital requirements in the states in which it is licensed and which management believes is sufficient to support anticipated future growth.

At June 30, 1995, the Company had liquid assets of $2,700,000 in cash, money market savings accounts, treasury bills and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first half of 1995, BNLAC collected $1,151,000 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $439,175.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Results of Operations
Premium income for the first half of 1995 was $1,180,391 compared to $535,745 for the same period in 1994. The increase of $644,66 was due to an increase in dental insurance premiums written and an increase in dental premiums retained by BNLAC to 50% in 1995 as compared to 10% in 1994. Prior to January 1, 1996, BNLAC will retain 100% of these premiums.

Net investment income was $439,175 for the first half of 1995 compared to $424,999 for the same period of 1994. The slight increase in investment income was due to an increase in interest rates and an increase in bond investments.

Realized gains on investments were $150,945 in the first half of 1995 compared to $100,286 for the same period in 1994. In the second quarter of 1995, the Company received approximately $70,000 return of principal on GIC bonds that exceeded the book value of the bonds.

In the first half of 1995, policy benefits and other insurance costs were $1,051,922 compared to $214,408 for the same period in 1994. The increase was primarily due to an increase in claims and commissions resulting from the increase in dental business in force and an amendment to a reinsurance agreement with UniLife Insurance Company whereby BNLAC pays 50% the group dental claims and commissions in 1995 compared to 10% in 1994.

For the first half of 1995 the increase in liability for future policy benefits was $16,417 compared to $31,043 in 1994. The decrease between years is directly related to the decrease in life business and reflects the marketing shift to group dental insurance.

Amortization of deferred policy acquisition costs were $27,815 and $41,625 for the first half of 1995 and 1994 respectively. The decrease is directly related to lapses of life insurance and annuities in force.

Operating expenses decreased from $901,711 in the first half of 1994 to $860,925 in 1995. Operating expenses declined in 1995 primarily due to a decline in salaries, printing expenses, agency conferences and accounting fees.

Taxes, other than on income, fees and assessments were $49,874 for the first half of 1995 compared to $59,144 for the same period in 1994. These costs decreased due to a reimbursement of 1994 premium taxes by UniLife for which an excessive accrual had been made at year end.

The net loss for the first half of 1995 was $236,442 compared to $186,901 for the same period in 1994. The increase is primarily due to the increase in policy benefits and other insurance costs discussed above.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.
There were no material, pending legal proceedings to which the Company was a party or of which any of its property was the subject during the period covered by this report.

Item 2.  Changes in Securities.
None of the rights of the holders of any of the Company's securities were materially modified during the period covered by this report. In addition, no class of securities of the Company was issued or modified which materially limited or qualified any class of its registered securities.

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding 5 per cent of the total assets of the Company and its consolidated subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders.
The Company's Annual Meeting of Shareholders was held on May 22, 1995 in N. Little Rock Arkansas. At the annual meeting, the following individuals were elected to the Company's Board of Directors.

Wayne E. Ahart            Hayden Fry            James A. Mullins
C. Donald Byrd            John Greig            C. James McCormick
Kenneth Tobey             Roy Keppy             Knox Nelson
Barry N. Shamas           Thomas Landry         Robert R. Rigler
Cecil Alexander           Roy Ledbetter         Chris Schenkel
Richard Barclay           Mahlon A. Martin      L. Stanley Schoelerman
Eugene A. Cernan          John E. Miller        Orville Sweet
Charles Thone

13,296,243 shares had been voted in favor of Messrs. Shamas, Sweet, Schenkel, and Barclay; 13,281,819 shares voted in favor of Mr. Ahart; 13,285,341 shares voted in favor of Mr Byrd; 13,289,163 shares voted in favor of Mr. Fry; 13,249,239 shares voted in favor of Mr. Tobey; 13,293,243 shares voted in favor of Messrs. Thone, Keppy, Alexander, Miller and Nelson; 13,296,441 shares voted in favor of Messrs. Landry and McCormick; 13,294,443 shares voted in favor of Messrs. Martin, Mullins and Schoelerman: and 13,297,443 shares voted in favor of Messrs. Cernan, Greig, Rigler and Ledbetter.

The shareholders ratified the selection of Amend, Smith & Co., p.c., as the Company's independent auditors for the year ending December 31, 1995 with 13,409,874 shares voted in favor, 39,666 shares voted against and 122,330 abstained


Item 5.  Other Information.
None

Item 6. Exhibits and Reports on Form 10-QSB

No.	                 Description		                         	Page or Method of Filing
3.1    Articles of Incorporation of BNL Financial	 	       Incorporated by reference to Exhibit
       Corporation (formerly United Iowa Corporation),    	3.1 of the Company's Annual Report
       dated January 27, 1984 and Amendment to 	          	on Form 10-K for the period ending
       Articles of Incorporation of BNL Financial       	  December 31, 1993.
       Corporation, dated November 13, 1987.

3.2    Bylaws of BNL Financial Corporation	               	Incorporated by reference to Exhibit	3.2 of the
                                                           Company's Registration Statement No. 33-70318.

4.1    Instruments of defining the rights of security	     Incorporated by reference to Exhibit 4
       holders, including indentures 			                   of the Company's Registration
						                                                    	Statement No. 2-94538 and Exhibits
						                                                    	3.5 and 4 of Post-Effective Amend-
	 	                                                        ment No. 3 thereto.

4.2   Articles of Incorporation of BNL Financial	         	Incorporated by reference to Exhibit
      Corporation (formerly United Iowa Corporation),	     3.1 of the Company's Annual Report
      dated January 27, 1984 and Amendment to 	            on Form 10-K for the period ending
      Articles of Incorporation of BNL Financial	         	December 31, 1993.
      Corporation, dated November 13, 1987.

10.1  Office Lease dated January 1, 1985 between	         	Incorporated by reference to Exhibit
      Registrant and William L. Kopatick.		                10.4 of Pre-Effective Amendment No.
                                                     						1 of the Company's Registration
                                                     						Statement  No. 2-94538.

10.2  Form of Agreement between Commonwealth	               Filed with 10-QSB for the period
      Industries Corporation, American Investors	           ended September 30, 1994.
      Corporation and Wayne E. Ahart regarding
      rights to purchase shares of the Company.

10.3  Agreement dated December 21, 1990 between	            Incorporated by reference to Exhibit
      Registrant and C. Donald Byrd granting Registrant	    10.9 of the Company's Annual Report
      right of first refusal as to future transfers of Mr. 	on Form 10-K for the year ended
      Byrd's shares of the Company's common stock.	         December 31, 1990.

10.4  Quota Share Reinsurance Agreement dated	              Incorporated by reference to Exhibit
      August 10, 1991 between Registrant and                10.10 of the Company's Annual Report
      UniLife Insurance Company of San Antonio, Tx.         on Form 10-K for the year ended
 		                                                      			December 31, 1991.

10.5  Subscription Agreement dated March 2, 1994           	Incorporated by reference to S-4
                             	                         					Registration Statement No. 33-70318.

10.6   Stock Escrow Agreement dated February 28, 1994.     	Incorporated by reference to S-4
                                                     							Registration Statement No. 33-70318.

10.7   Merger Agreement between United Arkansas          	  Incorporated by reference to S-4
       Corporation and USSA Acquisition Inc. dated   	      Registration Statement No. 33-70318.
       February 11, 1994.

10.8   Merger Agreement between Iowa Life Assurance	        Filed with 10-QSB for the period ended
       Company and United Arkansas Life Insurance         	 March 31, 1994.
       Company dated March 2, 1994.

10.9   Office lease dated March 24, 1994, between Iowa     	Filed with 10-QSB for the period ended
       Life Assurance Company and Enclave KOW, LTD.,	       September 30, 1994
       for premises in Austin, Texas.


10.10  Amendment Number Two to the Quota Share 	            Filed with Form 8-K dated January 18,
       Reinsurance Agreement dated August 10, 1991          1995.
       between Registrant and UniLife Insurance Company
       of San Antonio, Texas.

11     Statement re computation of per share earnings      	Not Applicable

12     Statement re computation of ratios		                	Not Applicable

22     Brokers National Life Assurance Company and BNL
       Equity Corporation, both wholly owned by Registrant


(b) Reports on Form 8-K
The Company filed no reports on Form 8-K for the period covered by this report


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

		BNL FINANCIAL CORPORATION
        (Registrant)



Date: July 21,  1995       Wayne E. Ahart
 	                         -------------------------
                       By: Wayne E. Ahart, Chairman of the Board
                           (Chief Executive Officer)

Date: July 21, 1995        Barry N. Shamas
                           -------------------------
                   		  By: Barry N. Shamas, Executive V.P.
                 		        (Chief Financial Officer)