Form 10QSB
period 1995-09-30
BNL FINANCIAL CORP
filed 1995-11-13
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from______to_____ .

                          Commission File No. 0-16880

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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



       Registrant's telephone number, including area code: (512) 327-3065

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes __X__ No____

As of September 30, 1995, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__



Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET



                                              September 30
     ASSETS                                       1995       December 31,
                                              (Unaudited)        1994
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value                           $10,849,531     $10,448,215
   Equity securities, common stock                63,120         110,792
   Cash and cash investments                   2,304,358       2,207,537
                                             -----------     -----------
        Total Investments                     13,217,009      12,766,544
Accrued investment income                        229,700         201,120
Furniture and equipment                          243,058         151,935
Deferred policy acquisition costs                525,764         562,750
Receivable from reinsurer                        209,797         315,527
Other assets                                     284,362         227,958
                                             -----------      ----------
       TOTAL ASSETS                          $14,709,690     $14,225,834
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits       $1,638,867      $1,571,899
   Premium deposit fund                          203,599         220,885
   Annuity deposits                            3,425,375       3,319,236
   Deferred annuity profits                      600,000         591,637
   Supplementary contracts without
       life contingencies                         87,528         173,593
   Other liabilities                             240,529         167,191
                                              ----------      ----------
       Total liabilities                       6,195,898       6,044,441
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock                                  466,239         466,239
   Additional paid-in capital                 14,308,230      14,308,272
   Unrealized appreciation (depreciation)
        of securities                            396,643        (288,590)
   Treasury stock                                (64,105)        (64,105)
   Accumulated deficit                        (6,593,215)     (6,240,423)
                                              ----------     -----------
     Total shareholders' equity                8,513,792       8,181,393
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $14,709,690     $14,225,834
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                        --------------------------      ---------------------------
                                                             1995            1994            1995            1994
                                                        -----------     ----------      -----------     -----------
REVENUES:
   Premium income ..................................   $    670,947    $    256,383    $  1,851,338    $    792,128
   Investment income ...............................        211,576         260,341         650,751         685,340
   Realized gains on investments ...................         11,577          54,388         162,522         154,674
                                                        -----------     -----------     -----------     -----------
    Total income ...................................        894,100         571,112       2,664,611       1,632,142
                                                        -----------     -----------     -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......        494,207         110,902       1,546,129         325,310
   Increase in liability for future policy benefits             251          44,626          16,668          75,669
   Amortization of deferred policy acquisition costs         29,174          16,965          56,989          58,590
   Operating expenses ..............................        456,766         407,697       1,317,691       1,309,407
   Taxes, other than on income .....................         30,052          17,716          79,926          76,861
                                                         ----------      ----------      ----------      ----------

    Total expenses .................................      1,010,450         597,906       3,017,403       1,845,837
                                                         ----------      ----------      ----------      ----------

    OPERATING INCOME (LOSS) ........................       (116,350)        (26,794)       (352,792)       (213,695)

Provision for income taxes .........................              0               0               0               0
                                                         ----------      ----------      ----------      ----------

    NET INCOME (LOSS) ..............................   ($   116,350)   ($    26,794)   ($   352,792)   ($   213,695)
                                                         ==========      ==========      ==========      ==========

   Net loss per share ..............................   ($      0.00)   $       0.00    ($      0.02)   ($      0.01)
                                                         ==========      ==========      ==========      ==========

    Weighted average number
    of shares ......................................     23,311,944      23,706,368      23,311,944      24,028,459
                                                         ==========      ==========      ==========      ==========


                  (See Notes to Consolidated Financial Statements)

                                      3


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                    Nine Months
                                                               Ended          Ended
                                                              09/30/95       09/30/94
                                                              --------       --------
Cash flows from operating activities:
Net loss ................................................   ($  352,792)   ($  213,695)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Realized (gain) loss on investments ....................      (162,522)      (154,674)
 Depreciation ...........................................        44,771         41,292
 Amortization of deferred acquisition
    costs and state licenses acquired ...................        39,217         60,921
 Accretion of bond discount .............................        (5,864)        (5,261)

Change in assets and liabilities:
 Increase in accrued investment income ..................       (28,580)       (49,724)
 Decrease in premium deposit fund .......................       (17,286)       (11,570)
 Increase in annuity deposits and deferred profits ......       114,502         26,625
 Increase in liability for future policy benefits .......        66,968        129,818
 Other net ..............................................       120,385        (58,568)
                                                              ----------      ---------
     Total adjustments ..................................       171,591        (21,141)
                                                             ----------      ---------
     Total cash provided by (used in)
         operating activities ...........................      (181,201)      (234,836)

Cash flows from investing activities:
  Sales of debt securities ..............................     2,570,871      2,028,832
  Sales of equity securities ............................        22,625          1,024
  Sales of furniture and equipment ......................         7,341             50
  Purchase of equity securities .........................             0              0
  Purchase of furniture and equipment ...................      (141,595)       (33,043)
  Purchase of fixed maturity securities .................    (2,095,155)    (3,484,817)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities       364,087     (1,487,954)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ...................       (90,288)       (22,500)
  Interest credited on supplementary contracts ..........         4,223          7,717
                                                              ---------     ----------
      Net cash provided by (used in) financing activities       (86,065)       (14,783)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents ....        96,821     (1,737,573)

Cash and cash equivalents, beginning of year ............     2,207,537      4,412,484
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $ 2,304,358    $ 2,674,911
                                                              =========      =========

        (See notes to Consolidated Financial Statements)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). The merger of Iowa Life Assurance Company and United Arkansas Life Assurance Company on August 1, 1994, to form BNLAC, strengthened the capital and surplus of the subsidiary. On August 31, 1994, the Company and BNL Equity Corporation contributed $1,000,000 to the surplus of BNLAC. At September 30, 1995, BNLAC had statutory capital and surplus exceeding $5.9 million, which is sufficient to meet BNLAC's capital requirements in the states in which it is licensed and which management believes is sufficient to support anticipated future growth.

At September 30, 1995, the Company had liquid assets of $2,300,000 in cash, money market savings accounts, treasury bills and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first nine months of 1995, BNLAC collected $3,598,000 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $651,000.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Results of Operations
Premium income for the first nine months of 1995 was $1,851,338 compared to $792,128 for the same period in 1994. The increase of $1,059,210 was due to an increase in dental insurance premiums written and an increase in dental premiums retained by BNLAC to 50% in 1995 as compared to 10% in 1994. Effective June 1, 1995, BNLAC retained 100% of new dental business and on November 1, 1995 BNLAC began administering and retaining 100% of all dental business.

Net investment income was $650,751 for the period ended September 30, 1995 compared to $685,340 for the same period of 1994. The slight increase in investment income in 1994 was due to interest in arrears paid on $700,000 par value bonds which had been in default since 1991.

Realized gains on investments were $162,522 in the first three quarters of 1995 compared to $154,674 for the same period in 1994. In the second quarter of 1995, the Company received approximately $70,000 return of principal on GIC bonds that exceeded the book value of the bonds.

In the nine months of 1995, policy benefits and other insurance costs were $1,546,129 compared to $325,310 for the same period in 1994. The increase was primarily due to an increase in claims and commissions resulting from the increase in dental business in force and an amendment to a reinsurance agreement with UniLife Insurance Company whereby BNLAC pays 50% of the group dental claims and commissions in 1995 compared to 10% in 1994.

For the period ended September 30 , 1995, the increase in liability for future policy benefits was $16,668 compared to $75,669 in 1994. The decrease between years is directly related to the decrease in life business and reflects the marketing shift to group dental insurance.

Amortization of deferred policy acquisition costs were $56,989 and $58,590 for the first nine months of 1995 and 1994 respectively.

Operating expenses increased slightly from $1,309,407 in the first three quarters of 1994 to $1,317,691 in 1995. The increase in operating expenses in 1995 was primarily due to preparation expense for the takeover of administration of the dental business and claims administraion expenses on the dental business.

Taxes, other than on income, fees and assessments were $79,926 for the first nine months of 1995 compared to $76,861 for the same period in 1994. These costs increased due to an increase in premium taxes from the increase in premiums which was partially offset by a reimbursement of 1994 premium taxes by UniLife for which an excessive accrual had been made at year end.

The net loss for the first three quarters of 1995 was $352,792 compared to $213,695 for the same period in 1994. The increase is primarily due to the increase in policy benefits and other insurance costs discussed above.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No items were submitted for a vote of security holders during the covered period.

Item 5.  Other Information.
None

 Item 6. Exhibits and Reports on Form 10-QSB

  No.                            Description                                      Page or Method of Filing
---------    ----------------------------------------------------    ---------------------------------------------------

  3.1        Articles  of  Incorporation   of  BNL  Financial        Incorporated  by reference to Exhibit 3.1 of the
             Corporation (formerly  United Iowa Corporation),        Company's  Annual  Report on Form 10-K for the
             dated January 27, 1984 and Amendment to Articles        period ending December 31, 1993.
             of Incorporation of BNL Financial Corporation,
             dated November 13, 1987.

  3.2        Bylaws of BNL Financial Corporation                     Incorporated by reference to Exhibit 3.2 of the
                                                                     Company's Registration Statement No. 33-70318

  4.1        Instruments defining the rights of security             Incorporated by reference to Exhibit 4 of the
             holders, including indentures                           Company's Registration Statement No. 2-94538 and
                                                                     Exhibits 3.5 and 4 of Post-Effective Amendment
                                                                     No. 3 thereto.

  4.2        Articles of Incorporation of BNL Financial              Incorporated  by reference to Exhibit 3.1 of the
             Corporation (formerly  United Iowa Corporation),        Company's  Annual  Report on Form 10-K for the
             dated January 27, 1984 and Amendment to Articles        period ending  December 31, 1993.
             of Incorporation on BNL Financial Corporation,
             dated November 13, 1987.

  10.1       Office Lease dated January 1, 1985 between              Incorporated by reference to Exhibit 10.4 of
             Registrant and William L. Kopatick.                     Pre-Effective Amendment No. 1 of the Company's
                                                                     Registration Statement No. 2-94538.

  10.2       Form of Agreement between Commonwealth Industries       Filed with 10-QSB for the period ended September
             Corporation, American Investors Corporation and         30, 1994.
             Wayne E. Ahart regarding rights to purchase shares
             of the Company.

  10.3       Agreement dated December 21, 1990 between               Incorporated by reference to Exhibit  10.9 of the
             Registrant and C. Donald  Byrd  granting Registrant     Company's Annual Report on Form 10-K for the year right
             of first refusal as to future transfers of              ended December 31, 1990.
             Mr. Byrd's shares of the Company's common stock.

  10.4       Quota Share Reinsurance Agreement dated 8/10/91         Incorporated by reference to Exhibit 10.10 of the
             between Registrant and UniLife Insurance Co. of         Company's Annual Report on Form 10-K for the year
             San Antonio, Texas.                                     ended December 31, 1991.


  10.5       Subscription Agreement dated March 2, 1994              Incorporated by reference to S-4 Registration
                                                                     Statement No. 33-70318

  10.6       Stock Escrow Agreement dated February 28, 1994          Incorporated by reference to S-4 Registration
                                                                     Statement No. 33-70318

  10.7       Merger Agreement between United Arkansas                Incorporated by reference to S-4 Registration
             Corporation and USSA Acquisition Inc. dated             Statement No. 33-70318
             February 11, 1994

  10.8       Merger Agreement between Iowa Life Assurance            Filed with 10-QSB for the period ended March 31,
             Company and United Arkansas Life Assurance Company      1994
             dated March  2, 1994

  10.9       Office lease dated March 24, 1994, between Iowa         Filed with 10-QSB for the period ended September
             Life Assurance Company and Enclave KOW, Ltd., for       30, 1994
             premises in Austin, Texas.


 10.10       Amendment Number Two to the Quota Share                 Filed with Form 8-K dated January 18, 1995
             Reinsurance Agreement dated 8/10/91 between
             Registrant and UniLife Insurance Co. of San
             Antonio, Texas

   11        Statement re computation of per share earnings          Not applicable

   12        Statements re computation of ratios                     Not applicable

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

BNL FINANCIAL CORPORATION
(Registrant)



Date: November 1, 1995 __________________________________
                       By: Wayne E. Ahart, Chairman of the Board
                           (Chief Executive Officer)


Date: November 1, 1995 __________________________________
                       By: Barry N. Shamas, Executive V.P.
                           (Chief Financial Officer)