Form 10KSB
period 1995-12-31
BNL FINANCIAL CORP
filed 1996-03-29
CIK 757641

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1995 [Fee Required]
                                       or
          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________ [No Fee Required]

Commission File No. 0-16880

--------------------------------------------------------------------------------
                            BNL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        IOWA                          42-1239454
(State of incorporation) (IRS Employer Identification No.)

301 Camp Craft Road, Suite 200
Austin, TX                                 78746
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (512) 327-3065

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

BNL Financial Corporation revenues for fiscal year 1995 were $4,262,677.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1995, was approximately $4,340,200 based upon the market value of such stock sold as of such date (see also Item 5 of Form 10-KSB regarding the limited trading market for the Company's shares).

As of December 31, 1995, the Registrant had outstanding 23,173,149 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,911,373 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB                           Incorporated Document

Transitional Small Business Disclosure Format Yes ___  No _X__

Total # of pages including cover page ___

================================================================================


                                     PART 1


                                ITEM 1. BUSINESS

General

BNL Financial Corporation (the "Company" or "Registrant" formerly United Iowa Corporation) is an insurance holding company incorporated in Iowa in January, 1984. The Company's principal executive offices are located at 301 Camp Craft Road, Suite 200, Austin, Texas 78746; its telephone number is (512) 327-3065

The Company has two wholly-owned subsidiaries, BNL Equity Corporation ("BNLE" - formerly United Arkansas Corporation) and Brokers National Life Assurance Company ("BNLAC" - formerly Iowa Life Assurance Company). Effective August 1, 1994, United Arkansas Corporation ("UAC") was merged with USSA Acquisition Inc., ("USSA") a wholly owned subsidiary of the Company and UAC was the survivor of the merger. As a part of the merger, all of the outstanding shares of common stock of UAC were converted into newly issued shares of common stock of the Company at a rate of ten shares of UAC for nine shares of the Company. In connection with the merger, the Company redomesticated its subsidiary Iowa Life Assurance Company, ("ILAC") an Iowa-domiciled life insurance company, into Arkansas. Immediately following the redomestication, the insurance subsidiary of UAC, United Arkansas Life Assurance Company, was merged into ILAC and the name of the surviving company was changed to Brokers National Life Assurance Company. At the same time, United Arkansas Corporation became BNL Equity Corporation.

Industry Segments

The operations of the Company are conducted through BNLAC, which in 1995 sold life and accident and health insurance policies in 20 states. BNLAC began direct marketing of its insurance products in Iowa in October, 1987. Prior to 1992, BNLAC 's insurance products were sold only in Iowa. The Company has no foreign operations.

BNLAC has Certificates of Authority in 27 states to offer life and accident and health insurance on an individual and group basis. BNLAC currently concentrates its marketing on group dental insurance sold primarily on a payroll deduction basis.

The Company conducts business in only one industry segment. The financial information relating thereto is contained in Item 6 and the Exhibits attached to this Report.

Sales and Marketing

The Company markets specialized products through professional independent agents and brokers. BNLAC's primary marketing emphasis is the development of specialized or "niche" life and health insurance products that can be sold on a group or payroll deduction basis through independent insurance agents. BNLAC currently offers an accidental death life insurance policy, a family level term insurance policy, a tax deferred annuity policy and a line of dental insurance policies.

Statistics by line of business are as follows (gross before reinsurance):

                                                             1995              1994
                                                        ---------------    --------------

I. Annual Premiums and Annuity Deposits In Force:
Ordinary Life Insurance                                       $407,000          $452,000
Individual Annuities(1)                                        337,000           384,000
Group Dental Insurance                                       5,264,000         3,250,000
Accidental Death Insurance                                      94,000           110,000
                                                        ---------------    --------------

          Total                                             $6,102,000        $4,196,000
                                                        ===============    ==============




II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance                                      $406,000              $447,000
Individual Annuities(1)                                       371,000               377,000
Group Dental Insurance                                      4,159,000             2,640,000
Accidental Death Insurance                                     86,000               101,000
                                                      ----------------     -----------------

          Total                                            $5,022,000            $3,565,000
                                                      ================     =================


III. Amount of Insurance:
Ordinary Life Insurance                                   $35,000,000           $36,000,000
Accidental Death Insurance                                180,000,000           208,000,000
                                                      ----------------     -----------------

          Total                                          $215,000,000          $244,000,000
                                                      ================     =================

(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:


                                                                                Group Dental and
      State                  Life Premiums                Annuity               Accidental Death                Total
-------------------       --------------------      --------------------      ---------------------      --------------------

Alabama                                  $  -                      $  -                 $  268,586                $  268,586

Arkansas                               13,925                         -                  1,507,852                 1,521,777

Colorado                                    -                         -                    136,619                   136,619

Delaware                                    -                         -                      1,068                     1,068

Florida                                   781                         -                     98,444                    99,225

Georgia                                     -                         -                    421,078                   421,078

Illinois                                  589                         -                    169,853                   170,442

Indiana                                 8,148                         -                     74,819                    82,967

Iowa                                  367,650                   370,633                    629,233                 1,367,516

Louisiana                                   -                         -                      6,589                     6,589

Michigan                                  954                         -                    453,968                   454,922

Minnesota                               9,364                         -                     82,059                    91,423

Mississippi                               540                         -                     58,976                    59,516

Missouri                                  165                         -                    195,403                   195,568

Nebraska                                   96                         -                      6,249                     6,345

Ohio                                        -                         -                     26,309                    26,309

Oklahoma                                3,881                         -                     99,863                   103,744

South Dakota                                -                         -                      6,976                     6,976

Miscellaneous                               -                         -                      1,603                     1,603
                          ====================      ====================      =====================      ====================

Total                                $406,093                  $370,633                 $4,245,547                $5,022,273
                          ====================      ====================      =====================      ====================


As of January 1, 1996, BNLAC had appointed 784 general agents and brokers in 21 states to market its policies compared to 612 agents and brokers on January 1, 1995.

On all of its products except the dental policies, BNLAC follows the industry practice of paying a large portion of the first year's premiums and a relatively small portion of subsequent premiums as commissions to agents. For the dental policies, commissions are level in all years which is typical for this type of business. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it can attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

Reinsurance

As is customary among insurance companies, BNLAC reinsures with other insurance companies portions of the life and accident and health insurance risks it underwrites. The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of its risk on any particular policy and, by reinsuring the amount exceeding the maximum amount which it is willing to retain, to write policies in amounts larger than it could without such agreements.

An effect of reinsurance is to transfer a portion of the profit, if any, on the insurance ceded to the reinsurer. Even though a portion of the risk may be reinsured, BNLAC will remain liable to perform all obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements. BNLAC will determine the insurability of the applicant prior to submitting the application to the reinsurer. However, if reinsurers reject any such application as an unsatisfactory risk, BNLAC will also reject the application.

The two principal types of life insurance reinsurance treaties commonly in use in the industry and by BNLAC are "automatic" and "facultative" agreements. Under an "automatic" treaty, the reinsurer agrees that it will assume liability automatically for the excess over the ceding company's retention limits on any application acceptable to the ceding company. Under a "facultative" treaty, the reinsurer retains the right to accept or reject any reinsurance submitted after a survey of each individual application.

A. Life and Accident Insurance.

BNLAC reinsures the accidental death life insurance policies with Business Mens Assurance Company (BMA), Kansas City, Mo., under an automatic treaty where BMA assumes liability for all risks over $25,000. The rating by A.M. Best Company of Business Mens Assurance Company was "A+" (Superior) for 1994.

All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

The following chart shows life insurance in force net of reinsurance for each of the five years ended December 31.


                                            Gross                                                          Net
                                          Insurance           Reinsurance         Reinsurance           Insurance
                                           In Force              Ceded              Assumed             In Force
                                       -----------------    ----------------    -----------------    ----------------

          Life Insurance
               1995                         $35,310,000         $11,486,000           $6,631,000         $30,455,000
               1994                          36,280,000          11,188,000            5,624,000          30,716,000
               1993                          38,485,000          14,142,000            5,524,000          29,867,000
               1992                          44,472,000          16,321,000            5,308,000          33,459,000
               1991                          42,872,000          14,615,000            5,112,000          33,369,000


    Accidental Death Insurance
               1995                        $180,000,000        $164,426,000                   $0         $15,574,000
               1994                         208,000,000         190,350,000                    0          17,650,000
               1993                         239,345,000         219,583,000                    0          19,762,000
               1992                         320,048,000         293,823,000                    0          26,225,000
               1991                          32,195,000          29,295,000                    0           2,900,000


B. Group Dental Insurance.

Prior to January 1, 1995, group dental insurance was reinsured with UniLife Insurance Company ("UniLife") of San Antonio, TX. under a quota share reinsurance agreement whereby UniLife assumed 90% of the risk on each of these policies. BNLAC received a fee for the portion of risks reinsured by UniLife. Effective January 1, 1995, BNLAC renegotiated its quota share reinsurance agreement with UniLife. Under the terms of the new agreement, BNLAC reinsured 50% of the dental business and no longer received a fee for the portion of the risks reinsured by UniLife. In addition, BNLAC paid UniLife claim administration fees equal to 4% of net collected premiums on the portion of the risk retained (50%).

In March 1995, BNLAC was notified that UniLife was discontinuing active marketing and underwriting of insured dental policies and consequently was terminating the quota share reinsurance agreement and administrative agreement with BNLAC, effective January 1, 1996 and March 31, 1996, respectively. Effective June 1, 1995, BNLAC amended its reinsurance agreement so that all new dental business written was 100% insured by BNLAC. On November 1, 1995, BNLAC terminated its reinsurance agreements with UniLife and began administrating and retaining 100% of the group dental business.


The following chart shows group dental insurance premiums collected net of reinsurance for each of the five years ended December 31.


                                            Gross                                     Net
                                           Premiums            Premiums             Premiums              Ceding
      Group Dental Insurance              Collected              Ceded             Collected               Fees
                                       -----------------    ----------------    -----------------  -----------------
               1995                          $4,159,000          $1,655,000           $2,504,000                   $0
               1994                           2,640,000           2,376,000              264,000              180,000
               1993                           1,241,000           1,117,000              124,000              109,000
               1992                             321,000             289,000               32,000               27,000
               1991                               1,000                 900                  100                    0

The following chart shows group dental insurance claims paid net of reinsurance and incurred loss ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                            Gross                Ceded                Net                Incurred
      Group Dental Insurance              Claims Paid           Claims            Claims Paid             Loss %
      ----------------------           ----------------       -------------     ----------------   -------------------
               1995                          $2,719,000          $1,211,000           $1,508,000                72.5%
               1994                           1,822,000           1,639,000              183,000                74.8
               1993                             858,000             772,000               86,000                73.2
               1992                             197,000             177,000               20,000                76.7
               1991                                   0                   0                    0                  0

Investments

Consistent with insurance company regulatory laws, BNLAC invests its available funds in certificates of deposit, US Government and Agency bonds, corporate bonds and other investment securities. The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's net investment income (rounded to the nearest thousand) and ratio of net return on mean invested assets were as follows:


                     Net             Net Return on
                  Investment         Mean Invested
   Year             Income               Assets
------------    ---------------    -------------------
   1995               $734,000            6.6%
   1994                674,000            6.5
   1993                599,000            6.1
   1992                637,000            6.9
   1991                467,000            7.7

Reference is made to Note 5 of the Notes to Consolidated Financial Statements, page E-9, regarding realized and unrealized gains and losses on investments in securities and the change in difference between cost (amortized cost for fixed maturities) and market value.

As of December 31, 1995, BNLAC and the Company owned taxable municipal bonds (the "bonds") representing investment in three issuers by whom the proceeds of the securities were invested in guaranteed investment contracts with Executive Life Insurance Company ("Executive Life"). Executive Life was placed under rehabilitation by the California regulators in 1991. At that time all interest payments on the bonds were discontinued.

On March 31, 1991 the Company elected to reduce the book value of the bonds to 25% of their $700,000 face value (approximate market value at that time) and recorded a loss of $522,282 as a result.

In 1993, a rehabilitation plan was approved for Executive Life. In 1994, the Company and BNLAC received partial payments on the bonds that included $175,000 return of principal remaining on the books, $133,318 realized gain from recovery of previous write-down and $106,015 interest. In 1995, the Company and BNLAC received $188,456 realized gain from recovery of previous write-down and $43,174 interest on the bonds.

As of December 31, 1995, the Company and BNLAC had received $645,963 of principal and interest on the bonds since 1991 when they went into default. The bonds have a total market value of $580; which indicates the rehabilitation program has paid out substantially all of the principal available now and in the future on the bonds.

Special Factors Relating to Accounting and Regulatory Reporting of Insurance Companies

State insurance laws and regulations generally govern the accounting practices and prescribe the procedures and form for financial reports of insurance companies filed with state insurance regulatory agencies. Although there are some differences among the various states, there is a substantial degree of uniformity by reason of the policies adopted by the National Association of Insurance Commissioners. Reports prepared in accordance with the prescribed or permitted accounting practices are primarily intended to reflect the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect going-concern value. Balance sheets prepared under this approach are designed primarily to reflect the financial position of insurance companies from the standpoint of solvency. Certain of the prescribed or permitted accounting practices for statutory purposes differ in some respects from generally accepted accounting principles followed by other business enterprises in determining financial position and results of operations.

Life insurance company gross income is generated from two primary sources, premiums and investment income. The cost of placing new policies in force may exceed the premiums received from those policies for the first year. In subsequent policy years, some of these costs, such as commissions, medical examinations and investigative expenses, may be reduced substantially. Also, policy lapses and surrenders are generally greater in the first years that policies are in force. Although the costs of acquiring new insurance business are large and generally not duplicated thereafter, statutory accounting procedures for insurance companies and state laws and regulations designed to protect policyholders provide that the entire amount of acquisition costs must be expensed currently instead of being spread over the life of the policies. As a result of this and other factors, new insurance companies normally show little, if any, profit on a statutory basis in their early years of operations.

The interests of policyholders and of the public in the financial integrity of the life insurance industry make it important that the solvency of life insurance companies be demonstrated to regulatory authorities. Consideration of these interests and the uncertainties inherent in the future have resulted in the accounting practices prescribed or permitted by insurance regulatory authorities. Solvency must be continuously demonstrated for a life insurance company to be permitted to offer its services to the public.

A large portion of the first year and renewal premiums are required to be placed in reserve for the protection of policyholders. The amount of such reserves is based upon actuarial calculations and its annual increase is treated as an expense for insurance accounting purposes. Premiums create income only to the extent that they exceed reserve requirements and commissions. Regulatory authorities require that actuarial calculations of reserves use conservative assumptions as to mortality and future interest earnings on the reserves. Accordingly, the amounts of premiums available to create income will be decreased. BNLAC calculates reserves using the Commissioner's Reserve Valuation Method. This method provides a lower reserve in the early years of a policy to partially offset the higher first-year costs of the policy. Although such reserves are treated as liabilities and are not available for the general use of an insurance company, a company is free to invest such reserves in accordance with applicable state laws. Interest earned on invested reserves becomes operating income to the life insurance company to the extent that it exceeds the interest required to be added to the reserves.

The consolidated financial statements of the Company and BNLAC to be presented to shareholders and the public are required to be prepared in conformity with generally accepted accounting principles. The objective of these financial statements is to provide reliable financial information about economic resources and obligations of a business enterprise and changes in net resources resulting from its business activities, measured as a going concern. To the extent that the accounting practices prescribed or permitted by state regulatory authorities differ from generally accepted accounting principles, appropriate adjustments will be made, including (but not limited to) the following:

     a) Premiums  are  reported  as  earned  over the  premium  paying  period..
        Benefits and expenses are associated with earned premiums so as to result in the matching of expenses with the related premiums over the life of the contracts. This is accomplished through the provision for liabilities for future policy benefits and the deferral and amortization of acquisition costs.

     b) Certain assets designated as "non-admitted assets" for statutory purposes are reinstated to the accounts.

     c) The asset valuation reserve is reclassified as retained earnings rather than as a liability. The interest maintenance reserve is reclassified from a liability to investment income.

     d) Deferred federal income taxes are provided for income and deductions which are recognized in the financial statements at a different time than for federal income tax purposes. These items (temporary differences) relate primarily to different methods of calculating policy reserves, treatment of acquisition costs, and recognition of deferred and uncollected premiums.

     e) Premium payments received on annuities are not reported as revenue but are recorded as increases to a deposit liability account. The profits are then deferred over the life of the policy instead of being realized when the payments are received.

     f) Realized gains and losses from the sale of investments are reclassified to a separate component of summary of operations. Taxes thereon are included in the tax provision.

     g) Investments in fixed maturity securities that are available for sale are carried at fair value with the unrealized appreciation (depreciation) recorded to shareholders' equity.

There is no assurance that BNLAC will be profitable when reporting in conformity with generally accepted accounting principles, and in any event, no dividends may be paid to the Company by BNLAC unless such dividends would be permissible under the statutory accounting requirements.

Competition

The life insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC on policies due to the fact that the profits thereon accrue to the policyholders rather than the shareholders. In 1994 BNLAC was assigned an A. M. Best's financial performance rating of "B-" (adequate).

BNLAC focuses its marketing efforts on sales of life, health and dental insurance products to small and medium size groups of insureds such as employee groups and members of associations. Group sizes sold by BNLAC range in size from 2 to approximately 1,200 persons. BNLAC also sells life, health and dental insurance products to individuals. BNLAC is a relatively small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

BNLAC competes for the services of agents and brokers in several ways. First, the line of dental insurance products offered by BNLAC are attractive to brokers and general agents because such products can be sold as an "add-on" to group insurance products. Second, BNLAC strives to provide high service to agents by offering insurance products that meet their clients needs and individualized service in the administration of such products. Finally, BNLAC attempts to structure the levels of premiums, benefits and commissions on dental insurance products to compare favorably with competitors.

Insurance Regulations

BNLAC is subject to regulation and supervision by the states in which it is admitted to transact business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus and regulating the type and amount of investments permitted.

Most states have also enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. BNLAC is registered as a holding company system pursuant to such legislation in Arkansas and BNLAC routinely reports to other jurisdictions.

Recently, increased scrutiny has been placed upon the insurance regulatory framework. A number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and this could result in the federal government assuming some role in the regulation of the insurance industry. The Subcommittee on Oversight and Investigations of the Committee on Energy and Commerce of the US House of Representatives has made inquiries and conducted hearings as part of a broad study of the regulation of US insurance companies.

The National Association of Insurance Commissioners (NAIC), an association of state regulators and their staffs, attempts to coordinate the state regulatory process and continually re-examines existing laws and regulations and their application to insurance companies. Recently, this re-examination has focused on insurance interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital ("RBC") rules. In addition, in connection with its accreditation of states to conduct periodic company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state and federal regulation on operations of BNLAC.

The NAIC has adopted model RBC requirements, effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is designed to be used by the states as an early warning tool to identify possible weakly capitalized companies for the purpose of initiating regulatory action. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by -state basis.

The new RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 1995, indicated that the ratios of total adjusted capital to RBC for BNLAC would have been significantly above the Company Action Level.

As part of their routine regulatory process, approximately once every three years, insurance departments conduct detailed examinations ("triennial examinations") of the books, record and accounts of insurance companies domiciled in their states. Such triennial examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

The Iowa Insurance Division conducted BNLAC's regular triennial examination as of December 31, 1990. An interim examination was completed September 30, 1992 after the Company's acquisition of Statesman Life Insurance Company. At the conclusion of the regular examination, the Iowa Insurance Division proposed various changes in the amounts recorded of certain assets and liabilities. BNLAC accepted these adjustments which reduced its surplus by $31,733. The interim examination resulted in a decrease in BNLAC's surplus of $8,099. In addition, a question concerning a loan was raised by the Iowa Insurance Division and has been resolved.

BNLAC's management is not aware of any failure to comply with any significant insurance regulatory requirement to which BNLAC is subject at this time.

Personnel

As of February 28, 1996, BNLAC had four executive officers, 29 full-time administrative personnel and 1 part-time employee. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. None of the Company's employees is presently represented by a union. BNLAC uses a third party administrater to process their dental claims.

Administrative Agreement - Dental Insurance

In August, 1991 in conjunction with its reinsurance treaty with UniLife, BNLAC entered into an administrative agreement whereby UniLife agreed to perform, at no cost to BNLAC, all administrative and claim services with respect to the dental insurance policies written by BNLAC. The agreement was amended effective January 1, 1995, whereby BNLAC increased the amount it retains on this business from 10% to 50% and BNLAC agree to pay UniLife a claims administrative fee equal to 4% of net collected premiums on the portion of the risk (50%) not ceded to UniLife. In March 1995, BNLAC was notified that UniLife was discontinuing active marketing and underwriting of insured dental policies and consequently was terminating the quota share reinsurance agreement and administrative agreement with BNLAC, effective January 1, 1996 and March 31, 1996, respectively. Effective June 1, 1995, BNLAC amended its reinsurance agreement so that all new dental business written was 100% insured by BNLAC. On November 1, 1995, BNLAC terminated its reinsurance agreements with UniLife and began administrating and retaining 100% of the group dental business.

ITEM 2. PROPERTIES

Neither the Company, BNLE or BNLAC own any real estate.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rentalof $567 per month ($6,804 per year). The rent includes the services of a secretary that is shared with other tenants of the building.

On June 1, 1994, BNLAC entered into a 5 year lease for 5,588 square feet of office space in Austin, Texas at a monthly rent of $5,588 ($67,056 per year) during 1994 and 1995 plus pro rata operating expenses in 1995. The rent increases to $6,053 per month, plus pro rata operating expenses, beginning in the third year of the lease. The Company has its administrative and marketing offices at this location.

BNLE leases office space in North Little Rock at a monthly rate of $1,800 ($21,600 per year). The lease expires June 1, 1996. BNLAC shares 50% of the rental cost.
The Company owns the furniture and equipment used in the operation of its business.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, BNLE or BNLAC are parties or to which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 22, 1995 in Des Moines, Iowa. At the annual meeting, the following individuals were elected to the Company's Board of Directors.



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

Barry N. Shamas              Thomas Landry                Robert R. Rigler

Cecil Alexander              Roy Ledbetter                Chris Schenkel

Richard Barclay              Mahlon A. Martin             L. Stanley Schoelerman

Eugene A. Cernan             John E. Miller               Orville Sweet

                                                          Charles Thone

13,296,243 shares had been voted in favor of Messrs. Barclay, Shamas, Sweet, and Schenkel (275,627 shares having been withheld); 13,281,819 shares had been voted in favor Mr. Ahart (290,051 shares having been withheld); 13,285,341 shares had been voted in favor of Mr. Byrd (286,529 shares having been withheld); 13,289,163 shares had been voted in favor of Mr. Fry (282,707 shares having been withheld); 13,294,239 shares had been voted in favor of Mr. Tobey (277,631 shares having been withheld); 13,293,243 shares had been voted in favor of Messrs. Thone, Keppy, Alexander, Miller and Nelson (278,627 shares having been withheld); 134,296,441 shares had been voted in favor of Messrs. Landry and McCormick (275,429 shares having been withheld) 13,294,443 shares had been voted in favor of Messrs. Martin, Mullins, and Schoelerman (277,427 shares having been withheld) and 13,297,443 shares voted in favor of Messrs. Cernan, Greig, Rigler and Ledbetter (274,427 shares having been withheld.) In August, 1995, Mahlon Martin died and his position on the board has not been filled at this time.

The shareholders ratified the selection of Amend, Smith & Co., p.c., as the Company's independent auditors for the year ending December 31, 1995 with 13,409,874 shares voted in favor, 39,666 shares voted against and 122,330 abstained.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Market for Stock

The stock of the Company was traded by Starmont Capital Ltd. Des Moines, Iowa on a workout basis. There has been a limited trading market for the Company's securities during 1995. During the year there were a total of nine stock sales with a price ranging from $.40 to $.35 a share. The final stock sold during 1995 was at $.35 a share.

From 1989 until 1992, BNL Equity Corporation (formerly United Arkansas Corporation) offered Arkansas residents 1,000,000 shares of common stock and 500,000 shares of preferred stock in units of two common shares and one preferred share at $10 per unit. As a condition of the public offering, the 13,500,000 shares issued to organizers in February 1989 were placed in escrow. On May 1, 1992 the organizers' shares were reduced to 5,563,212 in accordance with an agreement whereby the organizers could not collectively own more than 60 percent of the number of shares of common stock outstanding.

In 1994, in order to consummate a merger of United Arkansas Corporation and USSA Acquisition Inc., the stock subject to the February 1, 1989 escrow agreement was released from the terms and conditions of the February 1, 1989 escrow agreement so that the stock could be exchanged for common stock of United Iowa Corporation pursuant to the terms of the merger (see Note 2). A new escrow agreement with an effective date of February 28, 1994, prohibits sale or transfer of the organizers' shares until any one of the following conditions is satisfied:

a. The Company has net earnings per share per year, after tax and before extraordinary items, of $1.86 for any three years following the public offering.

b. A tender offer or an offer to merge or otherwise acquire the Company's common stock at a per share price of at least $3.34 per share of common stock and having a market value at the effective date of the tender offer, merger, or other acquisition of at least $3.71 per share of common stock.

c. At any time after February 28, 1995, the public market price exceeds $3.25 for a term of 90 trading days and for 30 consecutive trading days prior to a request for termination of the escrow.

d.  If insurance business in force reaches the following levels:

       $100,000,000 - 50% of escrowed shares will be released.

       $125,000,000 - 25% of escrowed shares will be released.

       $150,000,000 - remaining 25% of escrowed shares will be released.

e. All escrowed shares will be released August 1, 1999, if they have not been released prior to that time.

Holders

As of December 31, 1995, there were 4,926 shareholders of record of the Company's common stock.

Dividends

The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

Transfer Agent and Registrar

First Commercial Trust, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

At December 31, 1995, the Company had liquid assets of $1,910,596 in cash, money market savings accounts, treasury bills and short-term certificates of deposit; all of which can readily be converted to cash.

The major components of operating cash flows are premiums, annuity deposits and investment income. In 1995, BNLAC collected $5.0 million of premiums and annuity deposits (gross before reinsurance) and $880,000 of investment income. Another source of cash flow is from the sale of investments which, in 1995, produced gains totaling $308,000.

The Company's investments are primarily in U.S. Government and Government Agencies ($10,280,559) and other investment grade bonds ($1,224,243) which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Management believes that liquid assets along with investment and premium income exceed the necessary long and short-term liquidity requirements and the Company will not require an external source of funds for its liquidity requirements.

The Company's insurance operations are conducted through its wholly-owned subsidiary, BNLAC. At December 31, 1995 BNLAC had statutory capital and surplus of approximately $5,800,000 which is sufficient to meet BNLAC's capital requirements in the states in which it is licensed and which management believes is sufficient to support anticipated future growth.

Results of Operations

Premium income for 1995 was $3,073,819 compared to $971,600 in 1994, an increase of $2,102,219. The increase was due to the increased sales of group dental insurance and the termination of the group dental reinsurance agreement (see note 9), effective November 1, 1995, whereby BNLAC changed its retention of dental premiums from 50% to 100%.

Net investment income was $880,368 in 1995 and $893,757 in 1994. The decrease was due to the receipt of interest of $106,000 in 1994, compared to $43,174 in 1995, on certain taxable municipal bonds that had been in default since 1991 (see note 5).

Realized gains were $308,490 in 1995 compared to $154,646 in 1994. Realized gains included $188,456 and $133,318 for 1995 and 1994 respectively, of partial payments of principal on certain taxable municipal bonds that had been marked down to 25% of par value in 1991. The balance of the increase in realized gains in 1995 was primarily due to gains on bonds sold.

Increases in liability for future policy benefits were $47,670 in 1995 compared to $133,336 for the same period in 1994. The decrease of $85,666 is directly related to lapses in life and annuity policies and reflects the marketing shift to group dental insurance.

Policy benefits and other insurance costs were $2,618,023 in 1995 compared to $553,016 in 1994. The increase in 1995 was due to claims and commissions on the increased dental insurance premiums written and the termination of the group dental reinsurance contract. The incurred loss ratio on the group dental insurance was 72.5% in 1995 compared to 74.8% in 1994.

Amortization of deferred policy acquisition costs was $48,191 in 1995 and $44,339 in 1994. The increase was due to a decline in life and accidental death business in force which accelerated the amortization of the deferred policy acquisition costs on these blocks of business.

Operating expenses were $1,767,550 in 1995 and $1,805,306 in 1994. The decrease was primarily due to a decrease in accounting fees and recapture of agents balances previously written off.

Taxes, other than on income were $137,170 for 1995 and $102,757 for 1994. The 1995 increase was primarily due to an increase in premium taxes on the increased dental insurance premiums collected.

The consolidated net loss for 1995 was $355,927 compared to $619,285 in 1994. The decrease in the loss was due to the increase in premiums and realized gains and the decrease in liability for future policy benefits and operating expenses.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages E-1 through E-14 attached to this Report is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:


                                              First Became
                                              Director or
                                           Executive Officer
           Name                 Age                                                   Position
---------------------------   --------    ---------------------    -----------------------------------------------
Wayne E. Ahart                  55                1984                   Chairman of the Board and Director

C. Donald Byrd                  54                1984                Vice Chairman of the Board and Director

Kenneth Tobey                   37                1994                               President

Barry N. Shamas                 48                1984                      Executive Vice President,
                                                                              Treasurer and Director

Cecil Alexander                 59                1994                                Director

Richard Barclay                 58                1994                                Director

Eugene A. Cernan                61                1994                                Director

Hayden Fry                      66                1984                                Director

John Greig                      60                1984                                Director

Roy B. Keppy                    72                1984                                Director

Tom Landry                      70                1984                                Director

Roy Ledbetter                   65                1994                                Director

John E. Miller                  66                1994                                Director

James A. Mullins                61                1984                                Director

C. James McCormick              70                1984                                Director

Knox Nelson                     69                1994                                Director

Robert R. Rigler                72                1989                                Director

Chris Schenkel                  71                1994                                Director

L. Stan Schoelerman             70                1984                                Director

Orville Sweet                   71                1984                                Director

Charles Thone                   71                1984                                Director
--------------------------- - -------- -- --------------------- --

The term of office of each director expires at the annual meeting of shareholders upon election and qualification of such director's successor. The Company's executive officers serve at the pleasure of the Board of Directors. The above officers and directors serve in the same capacity for BNLAC.

Identification of Certain Significant Employees

Not applicable.

Family Relationships

No family relationship exists between any director or executive officer of the Company.

                               III-1

Business Experience

The following is a brief description of the business experience during the past five years of the directors and executive officers of the Company.

Wayne E. Ahart has served as Chairman of the Board of BNL since 1984 and BNLAC since 1986. He has served as Chairman of the Board of BNLE since 1988 and served as Chairman of the Board of United Arkansas Life from 1990 to 1994. Prior to that time, Mr. Ahart served as Board Chairman of: Investors Trust, Inc. ("ITI") and its subsidiary, Investors Trust Assurance Company ("ITAC"), both of Indianapolis, Indiana (1973-1987); Liberty American Corporation ("LAC")(President since 1981) and its subsidiary Liberty American Assurance Company ("LAAC"), both of Lincoln, Nebraska (1975-1987); (President) American Investors Corporation ("AIC") and its subsidiary, Future Security Life Insurance Company ("FSL"), both of Austin, Texas (1980-1987). Mr. Ahart has been owner and Chairman of the Board of Lone Star Pizza Garden Inc. from 1986 to the present.

C. Don Byrd has been Vice Chairman of the Board of BNL, BNLE and BNLAC since August 1, 1994. Mr. Byrd was President and a Director of BNL and BNLAC since 1984 and 1986, respectively. Mr. Byrd was Agency Director of FSL from 1983 to 1984 and Regional Director of AIC 1981 to 1983. He was an agent and Regional Director of ITI and ITAC from 1974 to 1981.

Kenneth Tobey has been President and director of BNLAC and BNL since August 1, 1994. Mr. Tobey has served as President of BNLE since 1988 and served as president of United Arkansas Life from 1990 to 1994. He served as Assistant to the President and Training Director of BNLAC from 1986 to 1988. From 1981 to 1986, Mr. Tobey served in various capacities for AIC and FSL, including Agent, Regional Manager, Executive Sales Director and Assistant to the President.

Barry N. Shamas has served as Executive vice-president, Secretary and Treasurer of BNLE since 1988 and United Arkansas Life from 1990 to 1994. From 1984 and 1986, respectively, he has served as Executive Vice President and Director of BNL and BNLAC, which positions he presently holds. He served in various capacities for ITI and ITAC, including Executive Vice President, Senior Vice President, Treasurer and Financial Vice President beginning in 1976 through 1987. Mr. Shamas served as Executive Vice President, Secretary/Treasurer and as Director of AIC and FSL from 1980 and 1983, respectively, until 1987. From 1978 through 1987, Mr. Shamas served as a Director and a member of the Executive Committee of LAC and LAAC.

Jeffrey J. Drees has served as Controller of BNLE since 1988 and United Arkansas Life from 1990 to 1994. He has served as the Controller of BNL since 1988 and BNLAC since April 1987. He previously served as: Vice President and Controller of FSL (1983-1986); Chief Accountant and Vice President of Providence Washington Insurance Company, Austin, Texas (April 1982 - May 1983); Controller of Montgomery Ward Corporation, Cedar Rapids, Iowa (October 1979 - March 1982); and Assistant Controller of State Automobile & Casualty Underwriters, Des Moines, Iowa (June 1978 - October 1979).

Cecil L. Alexander is currently Vice President of Public Affairs for Arkansas Power & Light Company, where he has been employed since 1980. Prior to joining the AP&L Executive Staff, Mr. Alexander served for 16 years in the Arkansas General Assembly, and during 1975-76, was Speaker of the House of Representatives. Since 1971 Mr. Alexander has been involved in the real estate business as a partner in Heber Springs Realty. He is a past president of the Cleburne County Board of Realtors and has served on the governmental affairs committee of the Arkansas Association of Realtors. Alexander is currently on the Board of Directors of Mercantile Bank of Heber Springs, the Board of Directors of the Arkansas Tourism Development Foundation, and the Board of Directors of Baptist Foundation.

Richard L. Barclay, a Certified Public Accountant, has been engaged in public accounting since 1961. He is a Partner in the firm of Barclay, Yarborough & Evans, Certified Public Accountants in Rogers, Arkansas. He is a member of the Arkansas Society of Certified Public Accountants and of the American Institute of Certified Public Accountants. He was a member of the Arkansas House of Representatives from 1977 until 1991. He presently serves as a Director of Federal Savings Bank, Rogers, Arkansas; and Vice President, Arkansas State Chamber of Commerce.

Eugene A. Cernan has been President and Chairman of the Board of The Cernan Corporation, since 1981. In addition, he recently became Chairman of the Board of Johnson Engineering Corporation which provides the National Aeronautics and Space Administration (NASA) with Flight Crew Systems Development. Captain Cernan retired from the U. S. Navy in 1976 after serving 20 years as a naval aviator, 13 of which were dedicated to direct involvement with the U. S. Space Program as a NASA astronaut. Captain Cernan was the pilot on the Gemini 9 mission and the second American to walk in space; lunar module pilot of Apollo 10; and Spacecraft Commander of Apollo 17, which resulted in the distinction of being the last man to have left his footprints on the surface of the moon. In 1973, he served as a Senior United States Negotiator in discussions with USSR on the Apollo-Soyuz Mission. Mr. Cernan served as Executive Consultant- Aerospace and Government of Digital Equipment Corporation from 1986 to 1992, and he was a Director and Vice President-International of Coral Petroleum, Inc., Houston, Texas from 1976 to 1981. Captain Cernan is presently a Director of Up With People, an international educational foundation for young men and women; United States Space Foundation; the Young Astronaut Council; Alaska Aerospace Development Corporation, International MicroSpace; and Johnson Engineering Corporation. Captain Cernan is also on the President's Engineering Committee, Purdue University and is a member of the Board of Trustees of the U. S. Naval Aviation Museum, NFL Alumni and Major League Baseball Players Alumni. In

                                   III-2
addition, Captain Cernan has served as a consultant commentator to ABC News. He served on the Board of AIC and FSL from 1980 and 1983, respectively, to 1987.

Hayden Fry has been Head Football Coach at the University of Iowa since 1979. He was Head Football Coach at North Texas State University from 1973 to 1978 and at Southern Methodist University from 1962 to 1972. He was named Football Coach of the Year in the Big Ten (1981, 1990, 1991), the Missouri Valley Conference
(1973), and the Southwest Conference (1962, 1966 and 1968). He is on the Board of Advisors of Wilson Sporting Goods (1962 to date); the Board of Trustees of Pop Warner Football (1962 to date); and the American Football Coaches
Association (1983 to date) and is the 1993 President. He was President of Hawkeye Marketing Group from 1979 - 1984. He is a member of the Board of Directors of the PPI Group.

John Greig has been President of Greig and Co. since 1967. He is a Director of Boatmen's Bank of Iowa, NW., Estherville, Iowa. He has been President of the Iowa Cattlemen's Association (1975-1976) and a member of the Executive Committee of the National Cattlemen's Association (1975-1976). He was a member of the Iowa Board of Regents from 1985 to 1991. He was elected as an Iowa State Representative in 1993.

Roy Keppy has operated his grain and livestock farming operation in Davenport, Iowa since 1946. In 1982, he and his son founded Town and Country Meats in Davenport and he currently serves as its Vice President. He was a Director of Eldridge Cooperative Elevator Company for 33 years, retiring in 1982, serving as President for 6 years. He is now a Director of First State Bank N.A., Davenport, Iowa. He is a past Chairman of the National Livestock and Meat Board, and was on its Board of Directors from 1970 to 1986. He was on the Board of Directors of the National Pork Producers from 1965 to 1972, serving as its President in 1970-1971.

Thomas W. Landry was Head Coach of the Dallas Cowboys, 1960 to 1989. He is a member of the National Board of Trustees of the Fellowship of Christian Athletes. He serves as a Director of Dallas Theological Seminary. He was on the Board of Directors of Continental Life Insurance Company for four years. He has served as Texas State Chairman of the American Cancer Society. Mr. Landry is an Advisory Member of the Board of Directors of Southwest Baptist Theological Seminary, Chairman of the Dallas International Sports Commission, and a member of the Board of Advisors of Alexander Proudfoot Company.

Roy E. Ledbetter presently serves as President and Chief Executive Officer of Highland Industrial Park, a division of Highland Resources, Inc. in East Camden, Arkansas. He holds a Bachelor of Science Degree in Education from Southern Arkansas University at Magnolia, a Masters Degree in Education from Henderson State University at Arkadelphia and an AMP from Harvard Business School at Boston. In 1966, Mr. Ledbetter joined Highland Resources, Inc. and coordinated organization of Southern Arkansas University Technical Branch; was promoted to division Manager (1972), Vice President and Division Manager (1975), Senior Vice President (1980), and President in 1984. He is past President of the Camden Chamber of Commerce; was 1977 Camden Jaycee's Man of the Year; was awarded first annual Camden Area Chamber of Commerce Community Service Award in 1983; served on Education Standards Committee of the State of Arkansas; and presently serves on the Boards of East Camden and Highland Railroad, Shumaker Public Service Corporation, Merchants and Planters Bank of Camden, and First United Bancshares of El Dorado.

C. James McCormick is Chairman of the Board of McCormick, Inc., Best Way Express, Inc., and President of JAMAC Corporation, all of Vincennes, Indiana. He is also Vice Chairman of Golf Hosts, Inc. He is the owner of CJ Leasing. Mr. McCormick is Chairman of the Board of Directors and CEO of First Bancorp, Vincennes, Indiana; First Vice Chairman of Vincennes University and a Life Director of the Indiana Chamber of Commerce; and a member of the Indiana President's Organization and the Indiana Automobile Dealers Association. He is a former Chairman of the Board of the American Trucking Associations. Mr. McCormick is a Past Chairman of the National Board of Trustees of The Fellowship of Christian Athletes.

John E. Miller has been a member of the State of Arkansas House of Representatives since 1959. He has been self-employed in the insurance, abstract, real estate, heavy construction and farming business for more than 20 years. He presently serves on the Board of Directors of Calico Rock Medical Center, Easy K Foundation, National Conference of Christians and Jews, Council of State Governments, Southern Legislative Conference, State Advocacy Services, Lions World Services for the Blind, State Board of Easter Seals, Williams Baptist College Board of Trustees, Chairman of the Governor's Developmental Disabilities Planning Council and Izard County Chapter of the American Red Cross.

James A. Mullins has owned and operated Prairie Flat Farms, Corwith, Iowa since 1969. He was a director of the Omaha Farm Credit Bank from 1985 to 1994, a director of the Federal Farm Credit Banks Funding Corporation from 1986 to 1994, and director of the US Meat Export Federation from 1988 to 1995. He served as Chairman of the Foreign Trade Committee, National Cattlemen's Association (1988
- 1993). He was Chairman of the US Meat Export Federation until 1994. He was Chairman of the National Livestock & Meat Board in 1983; Chairman of the Beef Industry Council in 1979 and 1980; and Chairman of the Omaha Farm Credit Bank in 1988 and 1989.

Knox Nelson served in the Arkansas House of Representatives from 1957 to 1959. In 1961, he was elected a member of the Arkansas State Senate and served in that capacity until December 19, 1991. For 40 years Mr. Nelson has been associated with and currently owns Knox Nelson Oil Company.

Robert R. Rigler has been Chairman of the Board of Security State Bank, New Hampton, Iowa since 1989; he served as its President and CEO from 1968 to 1989. Mr. Rigler was Iowa Superintendent of Banking from 1989 to 1991. He was a member

                                      III-3
of the Iowa Transportation Commission from 1971 to 1986 and served as its Chairman from 1973 to 1986. He was a member of the Iowa State Senate from 1955 to 1971 and served as a Majority and Minority Floor Leader.

Chris Schenkel has been a full-time television sportscaster of ABC Sports, New York, New York, from 1965 to present. He also served as Spokesperson for Owens-Illinois, Toledo, Ohio, from 1976 to present, for whom he speaks as voice on commercials, personal appearances, conventions and shows. Mr. Schenkel served as Chairman of the Board of Directors of Counting House Bank, North Webster, Indiana from 1974-1982. He also served as a director of ITI and ITAC from 1978 to 1986 and on the Board of Haskell Indian Junior College, Lawrence, Kansas.

L. Stanley Schoelerman has been President and a partner of Petersen Sheep & Cattle Co., Spencer, Iowa since 1964. He was a Director of Home Federal Savings & Loan, Spencer, Iowa, from 1969 to 1988; and Honeybee Manufacturing, Everly, Iowa, from 1974 to 1986. He was President of Topsoil-Schoenewe, Everly, Iowa, from 1974 to 1986. Mr. Schoelerman was Commissioner of the Iowa Department of Transportation from 1974 to 1978 and was a member of the National Motor Carrier Advisory Board of the Federal Highway Administration from 1981 to 1985.

Orville Sweet served as a Visiting Industry Professor at Iowa State University from 1989 to 1990 and is President of Sweet and Associates, a consulting firm for agricultural organizations. He was Executive Vice President of the 100,000 member National Pork Producers Council, Des Moines, Iowa, from 1979 to 1989. He was President of the American Polled Hereford Association, Kansas City, Missouri in 1963-79. He is past President of the US Beef Breeds Council and the National Society of Livestock Records Association and was a Director of the Agricultural Hall of Fame and the US Meat Export Federation. He is a member of the American Society of Animal Science. He has served as a member of the USDA Advisory Council Trade Policy, the State Department Citizens Network and the Executive Committee of the Agricultural Council of America.

Charles Thone has been a Senior Principal of the law firm of Erickson & Sederstrom, P.C., Lincoln, Nebraska, since 1983. He was Governor of the State of Nebraska from 1979 to 1983 and a Representative in the US Congress (First District of Nebraska) from 1971 to 1979. He was Managing Partner of the law firm of Davis, Thone, Bailey, Polsky & Hansen, Lincoln, Nebraska from 1959 to 1971. He has been an Assistant U.S. Attorney in Nebraska and Nebraska Assistant Attorney General and Nebraska Deputy Secretary of State. He has been a member of the Board of Trustees of the University of Nebraska Foundation since 1979; and a member of the Board of Directors of the Nebraska State Bar Foundation since

Involvement in Certain Legal Proceedings

         Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information regarding remuneration of executive officers in excess of $100,000 during the three years ended December 31.

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term Compensation
                                           Annual Compensation                Awards        Payouts
            (A)                (B)        (C)         (D)         (E)           (F)            (G)          (H)           (I)
                                      Other
                                                                Annual       Restricted                                All Other
     Name and Principal                                       Compensation    Stock       Options/SARs     LTIP      Compensation
          Position            Year      Salary      Bonus $        $         Award(s) $        (#)       Payouts $         $
 --------------------------- -------- ------------ ---------- ------------ --------------- ------------ ------------- ------------

 Wayne E. Ahart, CEO          1995     $125,000       $0        $8,744           $0             -            $0           $0

             "                1994     $125,000       $0        $8,013           $0             -            $0           $0

             "                1993     $125,000       $0        $3,486           $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers as a group is $380,396. The Company does not have employment agreements with any of its officers.

Compensation of Directors

Each director receives a fee of $100 plus reasonable travel expenses for each meeting of the Board of Directors attended. No director receives any other remuneration in the capacity of director.

                                 III-4

Stock Option and Appreciation Rights

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan, subject to approval of the registration, was established as incentive to sales persons of BNLAC. A maximum of 250,000 shares will be available under the plan and the option period may not exceed a term of 5 years. The duration of the plan is ten years and it will be administrated by a four member committee of Directors. During 1995 the Company granted 26,400 stock options with an exercise price of $.50 per share. No options were granted through this plan in 1994. No options were exercised in 1995.

The Company does not have any contingent forms of remuneration for its employees or directors, such as options, warrants or other rights to purchase the Company's securities, or any pension, retirement, stock appreciation or other similar plans.

Indebtedness of Management

No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 1995, other than for ordinary travel and expense advances and for other transactions in the ordinary course of business, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1995:

                                                                        Amount and Nature of
 Title of Class             Name and Address of Beneficial Owner        Beneficial Ownership        Percent of Class as of
                                                                                (1)                    December 31, 1995
------------------          --------------------------------------    -------------------------    --------------------------

Common Stock                Wayne E. Ahart                                  4,845,505(2)(3)                 20.91%
                             #14 Club Estates Parkway
                            Austin, Texas 78738

Common Stock                Barry N. Shamas                                 2,801,816(5)                    12.09%
                            1095 Hidden Hills Dr.
                            Dripping Springs, Texas 78620

Common Stock                Universal Guaranty Life Insurance               2,216,776(2)                     9.57%
                            Company
                            5250 S. Sixth St. Rd.
                            Springfield, Illinois 62705

Common Stock                C. Donald Byrd                                  1,452,719(4)                     6.27%
                            631 47th Street
                            W. Des Moines, IA 37076

     (1)To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

     (2)Wayne E. Ahart and Commonwealth Industries, Inc.("CIC"), a parent of Universal Guaranty Life Insurance Company ("UGL"), have agreed: (a) that if Mr. Ahart sells his shares of the Company to a third party, Mr. Ahart or the third party must also purchase UGL's shares of the Company at the same price and on the same terms; and (b) in the event UGL receives a bona fide offer to purchase its shares of the Company, Mr. Ahart has a first right of refusal to purchase such shares on the same terms and conditions.

    (3) Includes 2,400,000 shares held in the name of National Iowa Corporation and 2,178,926 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

    (4) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

    (5) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

                                III-5

Security Ownership of Management

The following table sets forth, as of December 31, 1995, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

                                                                  Amount and Nature of
Title                                                             Beneficial Ownership(1)        Percent of Class as of
of Class                      Name of Beneficial Owner                                            December 31, 1995
----------------------    ----------------------------------    --------------------------    ---------------------------

    Common Stock          Wayne E. Ahart                                4,845,505(2)                     20.91%

          "               Barry N. Shamas                               2,801,816(4)                     12.09%

          "               C. Donald Byrd                                1,452,719(3)                      6.27%

          "               Kenneth Tobey                                   761,762                         3.29%

          "               Cecil Alexander                                  37,088                          .16%

          "               Richard Barclay                                  37,088                          .16%

          "               Eugene A. Cernan                                 37,088                          .16%

          "               Hayden Fry                                       69,047                          .30%

          "               John Greig                                       50,102                          .22%

          "               Roy Keppy                                        51,001                          .22%

          "               Tom Landry                                       87,088                          .38%

          "               Roy Ledbetter                                    37,088                          .16%

          "               John E. Miller                                   37,088                          .16%

          "               C. James McCormick                              137,084(5)                       .59%

          "               James A. Mullins                                 50,000                          .22%

          "               Knox Nelson                                      37,088                          .16%

          "               Robert R. Rigler                                  3,295                          .01%

          "               Chris Schenkel                                   37,088                          .16%

          "               L. Stanley Schoelerman                           50,000                          .22%

          "               Orville Sweet                                    50,000                          .22%

          "               Charles Thone                                    50,000                          .22%

          "               All officers and directors as a
                          group (22 persons)
                                                                       10,737,578(6)                      46.33%
---------------------- -- ----------------------------------

(1)To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

(2) Includes 2,400,000 shares held in the name of National Iowa Corporation and 2,178,926 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

(3) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

(4) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

(5)Includes 10,000 shares held in the name of C. James McCormick and 90,000 shares divided equally among and held in the names of Mr. McCormick's four children.

(6) Includes the shares of Jeffrey J. Drees, Vice President - Controller of the Company.


                               III-6

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

During the years ended December 31, 1995 and 1994, as part of the Company's routine investment program, the Company and BNLAC effected certain of its purchases and sales of various US Treasury and corporate securities through the brokerage firm of Ahart & Bryan, Inc. ("A & B, Inc."), of North Little Rock, Arkansas. A & B, Inc. is registered with the National Association of Securities Dealers, Inc. Mr. Tom Ahart (a brother of the Company's Chairman, Wayne E. Ahart) is President and a Director of A & B, Inc. The above-described transactions were executed pursuant to a clearing agreement between A & B, Inc. and Rauscher, Pierce, Refsnes, Inc., ("RPR") an unaffiliated brokerage firm and a member of the New York Stock Exchange. Under the clearing agreement, RPR acted as "clearing agent" for A & B, Inc. (the introducing broker). In that capacity, RPR executed purchases and sales with a market value totaling approximately $9,800,000 and $6,600,000 during 1995 and 1994 respectively, as directed by the Company through A & B, Inc. RPR received, held and disbursed all of the proceeds and securities relating to these transactions until such transactions were consummated (at which time such proceeds and/or securities were disbursed at the direction of the Company and BNLAC). A & B received fees totaling $7,197 and $7,327 for 1995 and 1994 respectively, for completing these transactions.
Management believes that the amounts charged by A & B, Inc. in these transactions were less than those which would have been charged by other brokerage firms. The Company and BNLAC used A & B, Inc. as one of its broker dealers during 1994 and 1995 and anticipates continuing this arrangement.

Affiliates

Effective August 1, 1994, the Company merged its wholly-owned subsidiary, USSA Acquisition, Inc. ("USSA"), an Arkansas corporation, with and into UAC, an Arkansas insurance holding company, and UAC became a wholly-owned subsidiary of the Company. In March, 1994, the name of the Company was changed from United Iowa Corporation to BNL Financial Corporation as one of the first steps in the merger. The merger involved an exchange of newly-issued common stock of the Company for all of the issued and outstanding shares of common stock of UAC. The merger was approved by the shareholders of UAC. The shareholders of the Company authorized additional shares of its common stock, some of which was used in connection with the merger. The merger was approved August 1, 1994 by the Arkansas Insurance Department. The merger is more fully described in the Registration Statement on Form S-4 (including a preliminary Prospectus/Proxy Statement), No. 33-70318, filed with the Securities and Exchange Commission on October 13, 1993. The Registration Statement includes as an exhibit thereto the proposed Plan of Merger (also referred to as the "Merger Agreement"). The Plan of Merger contains all terms and conditions of the transaction and is incorporated in its entirety herein by reference thereto.

In connection with the merger of USSA and UAC, the Company redomesticated its subsidiary, BNLAC, an Iowa-domiciled life insurer, into Arkansas. The redomestication was a step preliminary to merging with United Arkansas Life Assurance Company, an Arkansas-domiciled life insurer, with BNLAC as the survivor of the merger. The merger enhanced the capital of the Company and its subsidiaries and increased BNLAC's capacity for premium growth. The merger of the insurance companies was approved by the Iowa Insurance Division and the Arkansas Insurance Department

As part of the Company's continuing efforts of expansion and diversification, on November 30, 1995 BNL Brokerage Corporation was formed as an Arkansas domiciled entity. There was no activity in this corporation in 1995.

                            III-7

                                     PART IV



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  1.  Financial Statements

The information required by this section is set forth on page E-2 of this Report and is incorporated herein by reference.



     2.  Financial Statement Schedules Included in item 14(a)

                                                                                                             Page Number
                                                                                                              Form 10-KSB
                                                                                                           ----------------
Report of Independent Accountants on Financial Statement Schedule
                                                                                                                E-14


     3.  Exhibits

    No.                               Description                                          Page or Method of Filing
------------    --------------------------------------------------------    --------------------------------------------------------

    3.1         Articles of Incorporation of BNL Financial                  Incorporated by reference to Exhibits 3.1  of the
                Corporation, dated January 27, 1984 and Amendment to        Company's Registration Statement No. 33-70318.
                Articles of Incorporation of BNL Financial
                Corporation, dated November 13, 1987.

    3.2         Bylaws of BNL Financial Corporation                         Incorporated by reference to Exhibit 3.2 of the
                                                                            Company's Registration Statement No. 33-70318

    4.1         Instruments defining the rights of security holders,        Incorporated by reference to Exhibit 4 of the
                including indentures                                        Company's Registration Statement No. 2-94538 and
                                                                            Exhibits 3.5 and 4 of Post-Effective Amendment No. 3
                                                                            thereto.

    4.2         Articles of Incorporation of BNL Financial                  Included herewith as Exhibit 3.1 which is incorporated
                Corporation, dated January 27, 1984 and Amendment to        herein by reference thereto.
                Articles of  Incorporation on BNL Financial
                Corporation, dated November 13, 1987.

   10.1         Office Lease dated January 1, 1985 between Registrant       Incorporated by reference to Exhibit 10.4 of
                and William L. Kopatick.                                    Pre-Effective Amendment No. 1 of the Company's
                                                                            Registration Statement No. 2-94538.

   10.2         Form of Agreement  between  Commonwealth Industries         Filed with 10-QSB for the period ended September 30,
                Investors Corporation and American Investors                1994.
                Corporation and Wayne E. Ahart regarding rights
                to purchase shares of the Company.


   10.3         Agreement   dated   December   21,   1990   between         Incorporated  by  reference to Exhibit 10.9 of the
                Registrant and C. Byrd granting  Registrant right of first  Company's Annual Report on Form 10-K for the year
                refusal as to future transfer of Mr. Byrd's shares of       ended December 31, 1990.
                the Company's common stock.

   10.4         Quota Share Reinsurance Agreement dated 8/10/91             Incorporated by reference to Exhibit 10.10 of the
                between Registrant and UniLife Insurance Co. of San         Company's Annual Report on Form 10-K for the year
                Antonio, Texas                                              ended December 31, 1991.


   10.5         Subscription Agreement dated March 2, 1994.                 Incorporated by reference to S-4 Registration
                                                                            Statement No. 33-70318.

   10.6         Stock Escrow Agreement dated February 28, 1994.             Incorporated by reference to S-4 Registration
                                                                            Statement No. 33-70318.

   10.7         Merger Agreement between United Arkansas Corporation        Incorporated by reference to S-4 Registration
                and USSA Acquisition Inc. dated February 11, 1994.          Statement No. 33-70318.

   10.8         Merger Agreement between Iowa Life Assurance Company        Filed with 10-QSB for the period ended March 31, 1994.
                and United Arkansas Life Assurance dated March 2, 1994.

   10.9         Office lease dated March 24, 1994,  between Iowa Life       Filed with 10-QSB for the period ended September 30,
                Assurance  Company andEnclave KOW, Ltd., for premises       1994.
                in Austin, Texas.

   10.10        Amendment Number Two to the Quota Share Reinsurance         Filed with Form 8-K dated January 18, 1995.
                Agreement dated 8/10/91 between Registrant and UniLife
                Insurance Co. of San Antonio, Texas

    11          Statement re computation of per share earnings.             Reference is made to the explanation of the
                                                                            computation of per share earnings as shown in Note 1
                                                                            to the Notes to Consolidated Financial Statements
                                                                            filed herewith under item 14(a)(1) above which clearly
                                                                            describes the same.

    12          Statements re computation of ratios.                        Not applicable.

    16          Letter Re Change in Certifying Accountant                   Filed with Form 8-K dated September 14, 1995.

    22          Subsidiaries of Registrant                                  Filed herewith.



(b) Reports on Form 8-K

On January 18, 1995, the Company filed a Form 8-K regarding the change in the quota share reinsurance agreement with UniLife Insurance Company effective January 1, 1995.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 1996.



BNL FINANCIAL CORPORATION




/S/ Wayne E. Ahart
------------------
By: Wayne E. Ahart, Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                 SIGNATURE                                        TITLE                                  DATE
-------------------------------------------        ------------------------------                    --------------

            /S/ Wayne E. Ahart
--------------------------------------------                                                           3/12/96
              Wayne E. Ahart                         Chairman of the Board, Director         --------------------------
                                                      (Principal Executive Officer)


         /S/ C. Donald Byrd                                                                            3/12/96
-------------------------------------------                                                   -------------------------
              C. Donald Byrd                       Vice Chairman of the Board and Director


             /S/ Kenneth Tobey                                                                         3/12/96
--------------------------------------------                                                   -------------------------
               Kenneth Tobey                              President and Director


            /S/ Barry N. Shamas                                                                        3/12/96
--------------------------------------------                                                   -------------------------
              Barry N. Shamas                    Executive Vice President, Treasurer and
                                                 Director (Principal Financial and
                                                 Accounting Officer)


-------------------------------------------                                                   -------------------------
                Hayden Fry                                       Director



              /S/ John Greig                                                                           3/12/96
--------------------------------------------                                                   -------------------------
                John Greig                                       Director



               /S/ Roy Keppy                                                                            3/12/96
--------------------------------------------                                                   -------------------------
                 Roy Keppy                                       Director



              /S/ Tom Landry                                                                             3/12/96
--------------------------------------------                                                   -------------------------
                Tom Landry                                       Director



          /S/ C. James McCormick                                                                       3/12/96
--------------------------------------------                                                   -------------------------
            C. James McCormick                                   Director



           /S/ James A. Mullins                                                                        3/12/96
--------------------------------------------                                                   -------------------------
             James A. Mullins                                    Director



           /S/ Robert R. Rigler                                                                        3/12/96
--------------------------------------------                                                   -------------------------
             Robert R. Rigler                                    Director



          /S/ Stanley Schoelerman                                                                     3/12/96
--------------------------------------------                                                   -------------------------
            Stanley Schoelerman                                  Director



             /S/ Orville Sweet                                                                        3/12/96
--------------------------------------------                                                   -------------------------
               Orville Sweet                                     Director



             /S/ Charles Thone                                                                         3/12/96
--------------------------------------------                                                   -------------------------
               Charles Thone                                     Director



            /S/ Cecil Alexander                                                                       3/12/96
--------------------------------------------                                                   -------------------------
              Cecil Alexander                                    Director


            /S/ Richard Barclay                                                                      3/12/96
--------------------------------------------                                                   -------------------------
              Richard Barclay                                    Director



           /S/ Eugene A. Cernan                                                                       3/12/96
--------------------------------------------                                                   -------------------------
             Eugene A. Cernan                                    Director



             /S/ Roy Ledbetter                                                                      3/12/96
--------------------------------------------                                                   -------------------------
               Roy Ledbetter                                     Director



            /S/ John E. Miller                                                                       3/12/96
--------------------------------------------                                                   -------------------------
              John E. Miller                                     Director



              /S/ Knox Nelson                                                                          3/12/96
--------------------------------------------                                                   -------------------------
                Knox Nelson                                      Director




--------------------------------------------                                                   -------------------------
              Chris Schenkel                                     Director


                           ANNUAL REPORT ON FORM 10-KSB



                             ITEM 14 (a) AND 14 (d)



                              FINANCIAL STATEMENTS



                      FOR THE YEAR ENDED DECEMBER 31, 1995



                   BNL FINANCIAL CORPORATION and SUBSIDIARIES



                                DES MOINES, IOWA







                     Financial Statements Required by Item 8





                                                                                                       Page Number of 1995
                                                                                                            Form 10-KSB
                                                                                                     -------------------------
Consolidated Balance Sheet, December 31, 1995 and 1994                                                         E-2

Consolidated Statement of Operations for the years ended December 31, 1995 and 1994                            E-3

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1995                E-4
and 1994

Consolidated Statement of Cash Flows for the years ended December 31, 1995 and 1994                            E-5

Notes to Consolidated Financial Statements                                                                     E-6

Report of Independent Accountants on Consolidated Financial Statements                                         E-14



-----------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 1995 and 1994
===========================================================================================================

                                                                   December 31,           December 31,
                                                                       1995                   1994
                                                                -------------------    -------------------


                    ASSETS

Cash and cash equivalents                                               $1,910,596             $2,207,537
Investments available for sale, at fair value (amortized
  cost  $10,959,766; 10,716,387;  respectively )                        11,504,802             10,448,215
Investment in equity securities, common stock
   at market  (cost  $108,123; $131,208; respectively)                      41,870                110,792
                                                                -------------------    -------------------
               Total investments, including cash and
                     cash equivalents                                   13,457,268             12,766,544


Accrued investment income                                                  252,617                201,120
Furniture and equipment, net                                               303,262                151,935
Deferred policy acquisition costs                                          514,561                562,750
Receivable from reinsurer                                                  142,677                315,527
Other assets                                                               433,827                227,958
                                                                -------------------    -------------------

               Total assets                                            $15,104,212            $14,225,834
                                                                ===================    ===================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                               $1,325,514             $1,275,699
   Policy claims payable                                                   552,235                296,200
   Annuity deposits                                                      3,435,834              3,319,236
   Deferred annuity profits                                                602,719                591,637
   Premium deposit funds                                                   195,542                220,885
   Supplementary contracts without life contingencies                       84,213                173,593
   Other liabilities                                                       315,358                167,191
                                                                -------------------    -------------------

               Total liabilities                                         6,511,415              6,044,441
                                                                -------------------    -------------------

Commitments and contingencies (Note 7)

Shareholders' equity:
   Common stock, $.02 stated value, 45,000,000 shares
      authorized, 23,311,944 shares issued and outstanding                 466,239                466,239
   Additional paid-in capital                                           14,308,230             14,308,272
   Unrealized appreciation (depreciation) of securities                    478,783              (288,590)
   Accumulated deficit                                                 (6,596,350)            (6,240,423)
   Treasury stock, at cost, 138,795 shares                                (64,105)               (64,105)
                                                                -------------------    -------------------

               Total shareholders' equity                                8,592,797              8,181,393
                                                                -------------------    -------------------

               Total liabilities and shareholders' equity              $15,104,212            $14,225,834
                                                                ===================    ===================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES  CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 1995 and 1994

===============================================================================================================


                                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                              1995                   1994
                                                                       -------------------    ------------------

Income:
   Premium income                                                              $3,073,819              $971,066
   Net investment income                                                          880,368               893,757
   Realized gains                                                                 308,490               154,646
                                                                       -------------------    ------------------

               Total income                                                     4,262,677             2,019,469
                                                                       -------------------    ------------------

Expenses:
   Increase in liability for future policy benefits                                47,670               133,336
   Policy benefits and other insurance costs                                    2,618,023               553,016
   Amortization of deferred policy acquisition costs                               48,191                44,339
   Operating expenses                                                           1,767,550             1,805,306
   Taxes, other than on income                                                    137,170               102,757
                                                                       -------------------    ------------------

                Total expenses                                                  4,618,604             2,638,754
                                                                       -------------------    ------------------

                Loss from operations before
                     income taxes                                               (355,927)             (619,285)

   Provision for income taxes                                                        -                     -
                                                                       -------------------    ------------------

               Net loss                                                        $(355,927)            $(619,285)
                                                                       ===================    ==================

Net loss per common share                                                         $(0.02)               $(0.03)
                                                                       ===================    ==================

Weighted average number of fully
    paid common shares                                                         23,311,944            23,311,944
                                                                       ===================    ==================


The accompanying notes are an integral part of the consolidated financial statements.

                                   E-3


------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
for the years ended December 31, 1995, and 1994
====================================================================================================================================



                                                                                                     Unrealized
                                                                Additional                         (Depreciation)
                                    Common Stock                 Paid-In          Accumulated     Appreciation of        Treasury
                               Shares            Amount           Capital            Deficit          Securities          Stock
                           --------------    -------------    ---------------    ---------------    --------------    -------------

Balance, January 1, 1994       24,243,186         $484,864        $14,299,646       $(5,621,138)        $1,049,154        $(74,105)
Common stock reduction
     during merger              (931,242)         (18,625)              8,626                -                 -                -
Treasury shares canceled              -                  -                -                  -                 -             10,000
Unrealized depreciation
     of securities                    -                  -                -                  -         (1,337,744)              -
Net loss                              -                  -                -            (619,285)               -                -
                            --------------    -------------    ---------------    ---------------    --------------    -------------
Balance, December 31, 1994     23,311,944          466,239         14,308,272        (6,240,423)         (288,590)         (64,105)
Fractional shares
     repurchased                      -                  -               (42)                -                 -                 -
Unrealized appreciation
     of securities                    -                  -                 -                 -            767,373                -
Net loss                              -                  -                 -           (355,927)               -                 -
                            ==============    =============    ===============    ===============    ==============    ============

Balance, December 31, 1995     23,311,944         $466,239        $14,308,230       $(6,596,350)         $478,783         $(64,105)
                             ==============    =============    ===============    ===============    ==============    ============

























The accompanying notes are an integral part of the consolidated financial statements.

                                        E-4


------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 1995, and 1994
=========================================================================================================================
                                                                                              Year Ended December 31,
                                                                                        ----------------------------------
                                                                                             1995               1994
                                                                                        ---------------    ---------------

Cash flows from operating activities:
   Net loss                                                                                 $(355,927)        $(619,285)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Realized gains on investments                                                            (306,851)         (154,624)
    Realized gains on sale of furniture and equipment                                          (1,639)              (22)
    Depreciation                                                                                65,294            53,662
       Amortization of deferred acquisition costs,
        organization costs and state licenses acquired                                          51,299            58,639
       Accretion of bond discount                                                              (7,460)           (6,190)
       Deferred policy acquisition costs                                                      (48,189)           (7,939)
       Change in assets and liabilities:
           Decrease (increase) in receivable from reinsurer                                    172,850         (140,338)
           Increase in accrued investment income                                              (51,497)          (26,680)
           Increase in liability for future policy benefits                                     49,815           132,944
           Increase in policy claims payable                                                   256,035           156,700
           Increase in annuity deposits and deferred profits                                   127,680           287,944
           Increase (decrease) in premium deposit funds                                       (25,343)            10,905
           Other, (increase)                                                                  (13,977)          (33,664)
                                                                                        ---------------    ---------------

                Net cash used in operating activities                                         (87,910)         (287,948)
                                                                                        ---------------    ---------------

Cash flows from investing activities
   Proceeds from sales of investments                                                        1,599,954         1,583,813
   Proceeds from maturity or redemption of investments                                       1,666,657           450,661
   Sales of equity securities                                                                   22,562             1,024
   Proceeds from sale of furniture and equipment                                                 7,340               250
   Purchase of furniture and equipment                                                       (221,009)          (42,413)
   Purchase of fixed maturity securities                                                   (3,195,155)       (3,784,772)
   Purchase of equity securities                                                              -                (105,705)
                                                                                        ---------------    ---------------

                 Net cash used in investing activities                                       (119,651)       (1,897,142)
                                                                                        ---------------    ---------------

Cash flows from financing activities:
   Net payments on supplementary contracts                                                    (89,380)          (19,857)
                                                                                        ---------------    ---------------

             Net cash used in financing activities                                            (89,380)          (19,857)
                                                                                        ---------------    ---------------

Net decrease in cash and cash equivalents                                                    (296,941)       (2,204,947)

Cash and cash equivalents, beginning of period                                               2,207,537         4,412,484
                                                                                        ---------------    ---------------

Cash and cash equivalents, end of period                                                    $1,910,596        $2,207,537
                                                                                        ===============    ===============
Supplemental Information:
Noncash activities:
  Cancellation of treasury stock                                                              -                $(10,000)
                                                                                        ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                E-5

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of BNL Financial Corporation and its wholly owned subsidiaries, BNL Equity Corporation and Brokers National Life Assurance Company (BNLAC). As part of the Company's continuing efforts of expansion and diversification, on November 30, 1995, BNL Brokerage Corporation was formed as an Arkansas domiciled entity. There was no activity in this corporation in 1995. It will be a wholly owned subsidiary of BNLAC. All significant intercompany balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The Company is licensed to sell in 27 states. Substantially all of the Company's life insurance in force is nonparticipating business.

Premiums are reported as earned when due.

Benefits and expenses are associated with earned premiums so as to result in recognition over the life of the policy. Such recognition is accomplished by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

Costs of acquiring new business and certain expenses of policy issuance and underwriting have been deferred; these deferred policy acquisition costs are being amortized over the premium-paying period of the policies (maximum of 30 years) in proportion to the ratio of annual premium revenue to total premium revenue anticipated.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 6.50% to 5.25% during 1995 and 1994.

The Company classifies its fixed maturity investments as investments available for sale. Such securities may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security's prepayment risk, the Company's liquidity needs, and similar factors, including the Company's asset/liability management strategy. Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities are recorded directly to shareholders' equity. Realized gains or losses on sale of investments are determined on a specific identification basis. Investments in equity securities are carried at fair value.

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent US Treasury Bills and other short-term securities. For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flows disclosures, there have been no federal income taxes or interest paid for 1995 and 1994.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $309,498 and $271,515 at December 31, 1995 and 1994, respectively. Depreciation expense was $65,294 and $53,662 for the years ended December 31, 1995, and 1994, respectively.

Other assets include agents' balances reduced by allowance for doubtful accounts of $155,665 and $232,377 at December 31, 1995 and 1994, respectively. Reductions in the allowance account were a credit to bad debt expense recorded in operations of $(48,000) and $(32,535) for the years ended December 31, 1995, and 1994, respectively.

Other assets also include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition. Such licenses are amortized over the related estimated life of the license (40 years) using the straight-line method. Amortization expense of approximately $3,109, was recorded for each of the years ended December 31, 1995, and 1994.

Certain items in 1994 financial statements have been reclassified to conform to the 1995 financial statements.

Net loss per share is based on net loss divided by the weighted average number of fully paid shares.

2.  Business Combination:

Effective August 1, 1994, United Arkansas Corporation (UAC) was merged with USSA Acquisition Inc., a wholly owned subsidiary of the Company. As a part of the merger, all of the outstanding shares of common stock of UAC were converted into newly issued shares of common stock of the Company at a rate of ten shares of UAC for nine shares of the Company. In connection with the merger, the Company redomesticated its subsidiary Iowa Life Assurance Company (ILAC), an
Iowa-domiciled life insurance company, into Arkansas, making it an Arkansas-domiciled company. Immediately following the redomestication, the insurance subsidiary of UAC, United Arkansas Life Assurance Company, was merged into ILAC and the name of the surviving company was changed to Brokers National Life Assurance Company. At that same time, United Iowa Corporation was renamed BNL Financial Corporation and United Arkansas Corporation became BNL Equity Corporation. Upon completion of the merger, USSA Acquisition Inc., was dissolved. This transaction was accounted for as a pooling of interests in 1994.

3.  Shareholders' Equity:

At December 31, 1995 and 1994 shareholders' equity includes approximately $6,372,000 and $5,915,000 respectively, of BNLAC net assets, substantially all of which are restricted from distribution to the parent company without the prior approval of the Arkansas Insurance Department. During 1994, the Company contributed $1,000,000 of additional capital to BNLAC.

BNLAC reports to state regulatory authorities on a statutory accounting basis that differs from the basis used herein. Under Arkansas insurance regulations, BNLAC must maintain a minimum of $1,000,000 in capital and surplus. Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                                             December 31,
                                              ----------------------------------------
                                                       1995                  1994
                                                       ----                  ----

 Capital and surplus                                $5,792,668            $6,243,076
                                                    ==========            ==========

 Net loss                                           $(436,054)            $(453,689)
                                                    ==========            ==========

The following is a reconciliation of consolidated net loss and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net loss and capital and surplus on a statutory basis:

                                                          December 31, 1995                           December 31, 1994
                                               -----------------------------------------  ------------------------------------------
                                                 Income/Loss        Capital and Surplus     Income/Loss        Capital and Surplus
                                              -----------------  ----------------------  ----------------   ----------------------

Consolidated Reporting Under
Generally Accepted Accounting Principles            $(355,927)               $8,592,797         $(619,285)             $8,181,393
Less Parent Company and BNL Equity                      20,224                2,220,523             75,010              2,266,547
                                               -----------------  ----------------------  -----------------  ----------------------

Brokers National Life Assurance Company              (335,703)                6,372,274          (544,275)              5,914,846

Deferred Acquisition Costs                              48,188                (514,561)             44,337              (562,750)
Reserve and Premium Adjustments                       (15,317)                    4,227           (14,015)                  7,912
Interest Maintenance Reserve/AVR                      (77,919)                (342,604)             22,433              (269,335)
Unrealized appreciation  (depreciation)
  of securities                                            -                  (480,385)             -                     386,347
Annuity Deposits and Related Adjustments              (73,389)                  828,571             21,174                829,118
Other                                                   18,086                 (74,854)             16,657               (63,062)
                                               -----------------  ----------------------  -----------------  ----------------------

BNLAC Statutory Basis                               $(436,054)               $5,792,668         $(453,689)             $6,243,076
                                               =================  ======================  =================  ======================

4.  Income Taxes:

During 1993, the Company  adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 109, Accounting for Income Taxes. The Statement adopts the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities. Changes in future tax rates will result in immediate adjustments to deferred taxes. The effect of adopting (SFAS) No. 109 was immaterial.

The total net operating loss carry forwards at December 31, 1995 were approximately $5,884,000 for income tax reporting. The net operating loss carry forwards expire in years 2000 - 2010. The Company and its subsidiaries will file separate income tax returns for 1995.

A deferred tax asset of $2,600,000 resulted from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The Company has recognized a corresponding valuation allowance of $2,600,000 against the deferred tax asset. This represents a net increase of $200,000 in the deferred tax asset for 1995 and corresponding valuation allowance over the previous year. The Company recognized no current or deferred tax expense or benefit.

5.  Investments:

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:


  December 31, 1995                                                          Gross            Gross           Estimated
  -----------------                                       Amortized        Unrealized        Unrealized         Market
                                                             Cost            Gains            Losses            Value
                                                       ---------------    -------------    -------------    ---------------

US Treasury securities and obligations of
   US government corporations and agencies                 $4,927,660         $496,718           $  -           $5,424,378
Obligations of states and political subdivisions            5,390,856           45,616         (16,067)          5,420,405
Corporate Securities                                          410,365            7,701          (4,672)            413,394
Mortgage-backed  securities
   GNMA                                                        30,769            5,796              -               36,565
Public utility bonds                                          200,116            9,944              -              210,060
                                                       ---------------    -------------    -------------    ---------------

Totals                                                    $10,959,766         $565,775        $(20,739)        $11,504,802
                                                       ===============    =============    =============    ===============

December 31, 1994                                                            Gross            Gross            Estimated
-----------------                                         Amortized        Unrealized       Unrealized           Market
                                                            Cost              Gains           Losses             Value
                                                       ---------------    -------------    -------------    ---------------

US Treasury securities and obligations of
   US government corporations and agencies                 $5,766,379          $22,435       $(206,548)         $5,582,266
Obligations of states and political subdivisions            3,841,349           83,000        (216,876)          3,807,473
Corporate securities                                          727,668            1,500         (39,582)            689,586
Mortgage-backed  securities
   GNMA                                                        36,944              -            (1,444)             35,500
Public utility bonds                                          344,047              -           (10,657)            333,390
                                                       ---------------    -------------    -------------    ---------------

Totals                                                    $10,716,387         $206,935       $(475,107)        $10,448,215
                                                       ===============    =============    =============    ===============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1995 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.


                                                             December 31, 1995
                                                      ---------------------------------
                                                                           Estimated
                                                      Amortized Cost     Market Value
                                                      ---------------    --------------

Due in one year or less                                  $   551,368        $  552,724
Due after one year through five years                      3,781,842         3,855,470
Due after five years through ten years                     3,168,581         3,219,918
Due after ten years                                        3,427,206         3,840,125
                                                      ---------------    --------------
                                                          10,928,997        11,468,237
Mortgage-backed securities                                    30,769            36,565
                                                      ---------------    --------------

                                                         $10,959,766       $11,504,802
                                                      ===============    ==============

Proceeds from sales and maturities of investments in fixed maturity securities for the years ended December 31, 1995 and 1994 were $1,599,954 and $1,583,813, respectively. Gross gains of $307,416 and $156,497 and gross losses of $565 and $1,851 were realized on those December 31, 1995, and 1994 sales, respectively.

Investment in equity securities at December 31, 1995 and 1994 represents common stock investments as follows:

                                               1995                            1994
                                               ----                            ----
                                                     Market                         Market Value
                                      Cost            Value            Cost
                                  -------------    ------------    -------------    -------------

Banks, trusts and
     insurance companies              $  2,423         $   625         $  2,423         $  1,250
Industrial, savings
     and loans and other               105,700          41,245          128,785          109,542
                                  -------------    ------------    -------------    -------------

                                      $108,123         $41,870         $131,208         $110,792
                                  =============    ============    =============    =============


Net investment income for the years ended December 31, 1995 and 1994 is as follows:

                                                         December 31,
                                                ------------------------------
                                                    1995             1994
                                                -------------    -------------

Interest on debt securities and
     cash investments                               $897,175         $907,292
Dividends on equity securities                           169              177
                                                -------------    -------------

                                                     897,344          907,469
Investment expenses                                 (16,976)         (13,712)
                                                -------------    -------------

Net investment income                               $880,368         $893,757
                                                =============    =============

Net realized gains and losses are summarized below:

                                                         December 31,
                                                ------------------------------
                                                    1995             1994
                                                -------------    -------------

Debt securities                                     $307,374         $153,622
Equity securities                                      (523)            1,024
                                                -------------    -------------

                                                    $306,851         $154,646
                                                =============    =============


Included in 1995 and 1994 realized gains on debt securities is $188,456 and $133,318, respectively of gains on taxable municipal bonds that were written down in 1991 to 25% of par value for a total realized loss of $522,282. The taxable municipal bonds were of three issuers whereby the proceeds of the securities were invested in guaranteed investment contracts (GICs) of Executive Life Insurance Company (Executive Life). Executive Life was placed under rehabilitation by the California regulators in 1991. In 1993, a rehabilitation plan was approved and in 1995 and 1994 the Company received a portion of the principal in excess of the book value and back interest on the bonds.

6.  Fair Value of Financial Instruments

                                                                     1995                                     1994
                                                       ---------------------------------        ---------------------------------
                                                          Carrying           Fair                  Carrying           Fair
                                                           Amount            Value                  Amount            Value
                                                       ---------------- ----------------        ---------------- ----------------
Assets

Cash and Cash Equivalents
    (Note 1)                                               $ 1,910,596      $ 1,910,596    (a)      $ 2,207,537      $ 2,207,537 (a)
Investments-fixed maturity, available for sale
    (Note 5 & 1)                                            11,504,802       11,504,802    (b)       10,448,215       10,448,215 (b)
Investments -equity securities
    (Note 5 & 1)                                                41,870           41,870    (b)          110,792          110,792 (b)
Other financial instruments-Assets                             316,428          316,428    (a)          226,797          226,797 (a)
                                                       ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                         $13,773,696      $13,773,696             $12,993,341      $12,993,341
                                                       ================ ================        ================ ================

Liabilities

Premium deposit funds                                         $195,542         $195,542    (a)         $220,885         $220,885 (a)
Supplementary contracts without life contingencies
      (Note 1)                                                  84,213           84,213    (a)          173,593          173,593 (a)
Annuity deposits
      (Note 1)                                               3,435,834        3,435,834    (a)        3,319,236        3,319,236 (a)
                                                       ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                     $3,715,589       $3,715,589              $3,713,714       $3,713,714
                                                       ================ ================        ================ ================

(a) The indicated assets and liabilities are carried at book value which approximates fair value.
(b) Fair value of investments are based on quoted market price or dealer quotes, when available. If quotes are not available, fair values are based on quoted prices of comparable instruments.

                                    E-10

7.  Commitments and Contingencies:

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:
                                                1996                     $94,997
                                                1997                     $77,868
                                                1998                     $77,868
                                                1999                     $41,544
                                                Thereafter                    $0
                                                          ----------------------
                                                     Total              $292,277
                                                          ======================

Related lease cost incurred for the years ended December 31, 1995 and 1994 was $101,480 and $103,089, respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guarantee fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Cash deposits in excess of federally insured limits are approximately $274,000 at December 31, 1995.

8. Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.

                                                            1995                     1994
                                                      ------------------      -------------------

Balance at January 1                                           $296,200                 $139,500
  Less Reinsurance Recoverable                                  260,730                  117,800
                                                      ------------------      -------------------
Net Balance at January 1                                         35,470                   21,700
                                                      ------------------      -------------------

Incurred related to:
  Current year                                                1,902,000                  149,627
  Prior years                                                     1,688                  (1,143)
                                                      ------------------      -------------------
Total Incurred                                                1,903,688                  148,484
                                                      ------------------      -------------------

Paid related to:
  Current year                                                1,475,000                  118,657
  Prior years                                                    32,658                   16,057
                                                      ------------------      -------------------
Total paid                                                    1,507,658                  134,714
                                                      ------------------      -------------------

Net Balance at December 31                                      431,500                   35,470
  Plus reinsurance recoverable                                  120,735                  260,730
                                                      ==================      ===================
Balance at December 31                                         $552,235                 $296,200
                                                      ==================      ===================

9.  Reinsurance:

Liability for future policy benefits is reported before the effects of reinsurance. Reinsurance receivable (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivable are recognized in a manner consistent with the liabilities related to the underlying reinsurance contracts. Such amounts have been presented in accordance with Statement of Financial Standards No. 113 "Accounting and Reporting for
Reinsurance of Short Duration and Long Duration Contracts." The Company is liable if the reinsuring companies are unable to meet their obligations under the reinsurance agreements.

The Company retains a maximum of $35,000 on any one risk and reinsures the remainder with Business Mens Assurance Company. The rating by A.M. Best Company of Business Mens Assurance Company, the primary life reinsurer, was "A+" (Superior) for 1994.
Following is a summary of life reinsurance for December 31, 1995 and 1994:


                                                                                                         Percentage
                                                       Ceded to         Assumed                          of Amount
                                        Gross           other          from other           Net          Assumed to
                                       Amount         Companies        Companies          Amounts           Net
                                    -------------    -------------    -------------    -------------    -------------

        December 31, 1995

Life Insurance in force
   (in thousands)                        $35,310          $11,486           $6,631         $30,455            21.7%
                                    =============    =============    =============    =============    =============

Premiums-life insurance                 $406,093          $40,915          $16,758         $381,936            4.3%
                                    =============    =============    =============    =============    =============



                                                                                                         Percentage
                                                       Ceded to         Assumed                          of Amount
                                        Gross           other          from other            Net         Assumed to
                                       Amount         Companies        Companies           Amounts          Net
                                    -------------    -------------    -------------    -------------    -------------
        December 31, 1994

Life Insurance in force
   (in thousands)                        $36,280          $11,188           $5,624          $30,716          18.3%
                                    =============    =============    =============    =============    =============

Premiums-life insurance                 $448,231          $31,043          $16,583         $433,771           3.8%
                                    =============    =============    =============    =============    =============


10.  Related Party Transactions

During the years ended December 31, 1995 and 1994, as part of the Company's routine investment program, certain purchases and sales of securities were effected through a broker firm owned by the brother of the Chairman of the Board of the Company. The above described transactions were executed pursuant to a clearing agreement with an unaffiliated brokerage firm and member of the New York Stock Exchange. Total purchases and sales executed under the agreement were approximately $9,800,000 and $6,600,000 for 1995 and 1994, respectively. Fees paid to the related broker were $7,197 and $7,327 for 1995 and 1994, respectively.

11.  Stock Option Plan

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan, subject to approval of the registration, was established as incentive to sales persons of BNLAC. A maximum of 250,000 shares will be available under the plan and the option period may not exceed a term of 5 years. The duration of the plan is ten years and it will be administrated by a four member committee of Directors. During 1995 the Company granted 26,400 stock options with an exercise price of $.50 per share. No options were granted through this plan in 1994. No options were exercised in 1995.

12.  The Offering

From 1989 until 1992, United Arkansas Corporation offered Arkansas residents 1,000,000 shares of common stock and 500,000 shares of preferred stock in units of two common shares and one preferred share at $10 per unit. As a condition of the public offering, the 13,500,000 shares issued to organizers in February 1989 were placed in escrow. On May 1, 1992 the organizers' shares were reduced to 5,563,212 in accordance with an agreement whereby the organizers could not collectively own more than 60 percent of the number of shares of common stock outstanding.

In 1994, in order to consummate a merger of United Arkansas Corporation and USSA Acquisition Inc., the stock subject to the February 1, 1989 escrow agreement was released from the terms and conditions of the February 1, 1989 escrow agreement so that the stock could be exchanged for common stock of United Iowa Corporation pursuant to the terms of the merger (see Note 2). A new escrow agreement with an effective date of February 28, 1994, prohibits sale or transfer of the organizers' shares until any one of the following conditions is satisfied:

a. The Company has net earnings per share per year, after tax and before extraordinary items, of $1.86 for any three years following the public offering.

b. A tender offer or an offer to merge or otherwise acquire the Company's common stock at a per share price of at least $3.34 per share of common stock and having a market value at the effective date of the tender offer, merger, or other acquisition of at least $3.71 per share of common stock.

c. At any time after February 28, 1995, the public market price exceeds $3.25 for a term of 90 trading days and for 30 consecutive trading days prior to a request for termination of the escrow.

d.  If insurance business in force reaches the following levels:
       $100,000,000 - 50% of escrowed shares will be released.
       $125,000,000 - 25% of escrowed shares will be released.
       $150,000,000 - remaining 25% of escrowed shares will be released.

e. All escrowed shares will be released August 1, 1999, if they have not been released prior to that time.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS

================================================================================




To the Board of Directors and Shareholders
BNL Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of BNL Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, change in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                         /S/ Amend, Smith & Co.
                                                        -----------------------
Oklahoma City, Oklahoma                                 AMEND, SMITH & CO., p.c
February 15, 1996