Form 10QSB
period 1996-03-31
BNL FINANCIAL CORP
filed 1996-05-07
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from______to_____ .

                          Commission File No. 0-16880

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


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

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

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

As of March 31, 1996, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET



                                                March 31
     ASSETS                                       1996       December 31,
                                              (Unaudited)        1995
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $12,297,736     $11,504,802
   Equity securities, common stock .......        55,000          41,870
   Cash and cash investments .............       558,067       1,910,596
                                             -----------     -----------
        Total Investments                     12,910,803      13,457,268
Accrued investment income ................       259,777         252,617
Furniture and equipment ..................       309,761         303,262
Deferred policy acquisition costs ........       507,187         514,561
Receivable from reinsurer ................       172,424         142,677
Other assets .............................       466,365         433,827
                                             -----------      ----------
       TOTAL ASSETS                          $14,626,317     $15,104,212
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,939,455      $1,877,749
   Premium deposit fund .................        187,176         195,542
   Annuity deposits .....................      3,516,388       3,435,834
   Deferred annuity profits .............        610,536         602,719
   Supplementary contracts without
       life contingencies ...............         80,853          84,213
   Other liabilities ....................        301,265         315,358
                                              ----------      ----------
       Total liabilities                       6,635,673       6,511,415
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................        132,223         478,783
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (6,851,943)     (6,596,350)
                                              ----------     -----------
     Total shareholders' equity                7,990,644       8,181,393
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $14,626,317     $14,225,834
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                              Three Months Ended
                                                                 September 30,
                                                        --------------------------
                                                             1996            1995
                                                        -----------     ----------
REVENUES:
   Premium income ..................................   $  1,615,379    $    579,175
   Investment income ...............................        215,290         209,583
   Realized gains on investments ...................          3,913           4,253
                                                        -----------     -----------
    Total income ...................................      1,834,582         793,011
                                                        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......      1,454,982         537,806
   Increase in liability for future policy benefits         (16,294)            803
   Amortization of deferred policy acquisition costs          7,376          12,501
   Operating expenses ..............................        582,619         444,869
   Taxes, other than on income .....................         61,493          43,360
                                                         ----------      ----------

    Total expenses .................................      2,090,176       1,039,339
                                                         ----------      ----------

    OPERATING INCOME (LOSS) ........................       (255,594)       (246,328)

Provision for income taxes .........................              0               0
                                                         ----------      ----------

    NET INCOME (LOSS) ..............................   ($   255,594)   ($   246,328)
                                                         ==========      ==========

   Net loss per share ..............................   ($      0.00)   $       0.00
                                                         ==========      ==========

    Weighted average number
    of shares ......................................     23,311,944      23,311,944
                                                         ==========      ==========


                  (See Notes to Consolidated Financial Statements)

                                      3


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                   Three Months
                                                               Ended          Ended
                                                              03/31/96       03/31/95
                                                              --------       --------
Cash flows from operating activities:
Net loss ................................................   ($  255,594)   ($  246,328)
Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
 Realized (gain) loss on investments ....................        (3,913)        (4,253)
 Depreciation ...........................................        22,486         14,122
 Amortization of deferred acquisition
    costs and state licenses acquired ...................         8,153         13,278
 Accretion of bond discount .............................        (3,179)        (1,963)

Change in assets and liabilities:
 Increase in accrued investment income ..................        (7,160)       (33,302)
 Decrease in premium deposit fund .......................        (8,366)        (9,421)
 Increase in annuity deposits and deferred profits ......        88,371         50,582
 Increase in liability for future policy benefits .......        61,706         21,103
 Other net ..............................................       (77,155)        34,511)
                                                              ----------      ---------
     Total adjustments ..................................        80,943         84,657
                                                             ----------      ---------
     Total cash provided by (used in)
         operating activities ...........................      (174,651)      (161,671)

Cash flows from investing activities:
  Sales of debt securities ..............................       897,765        304,573
  Sales of equity securities ............................             0              0
  Sales of furniture and equipment ......................         9,000          6,000
  Purchase of equity securities .........................             0              0
  Purchase of furniture and equipment ...................       (34,216)       (43,706)
  Purchase of fixed maturity securities .................    (2,047,067)      (498,630)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities    (1,174,518)      (231,763)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ...................        (4,500)        (7,500)
  Interest credited on supplementary contracts ..........         1,140          2,332
                                                              ---------     ----------
      Net cash provided by (used in) financing activities        (3,360)        (5,168)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents ....    (1,352,529)      (398,602)

Cash and cash equivalents, beginning of year ............     1,910,596      2,207,537
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   558,067    $ 1,808,935
                                                              =========      =========

        (See notes to Consolidated Financial Statements)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results on a basis consistent with the prior period. The statements have been prepared to conform to the requirements of Form 10-QSB and do not necessarily include all disclosures required by generally accepted accounting principles
(GAAP). The reader should refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, previously filed with the Commission, for financial statements for the year ended December 31, 1995, prepared in accordance with GAAP. Net income (loss) per share of common stock is based on the weighted average number of outstanding common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At March 31, 1996, BNLAC had statutory capital and surplus exceeding $5.5 million, which is sufficient to meet BNLAC's capital requirements in the states in which it is licensed and which management believes is sufficient to support anticipated future growth.

At March 31, 1996, the Company had liquid assets of $558,067 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash. The Company's cash and cash investments have decreased by $1,,352,529 since December 31, 1995 primarily due to investing short term cash investments in long term bonds.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first quarter of 1996, BNLAC collected $1,749,456 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $215,290.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The unrealized appreciation of securities decreased from $478,783 at December 31, 1995 to $132,223 at March 31, 1996. The Company does not hedge its investment income through the use of derivatives.

Results of Operations
Premium income for the first three months of 1996 was $1,615,379 compared to $579,175 for the same period in 1995. The increase of $1,059,210 was due to an increase in dental insurance premiums written and an increase in dental premiums retained by BNLAC from 50% in 1995 to 100% in 1996. Effective November 1, 1995, BNLAC began retaining 100% of the group dental business and administering the dental business.

Net investment income was $215,290 for the period ended March 31, 1996 compared to $209,583 for the same period in 1995. The slight increase in investment income in 1996 was due to reinvesting short term investment proceeds in fixed securities with higher interest rates in the first quarter of 1996.

Realized gains on investments were $3,913 in the first quarter of 1996 compared to $4,253 for the same period in 1995.

In the first three months of 1996, policy benefits and other insurance costs were $1,454,982 compared to $537,806 for the same period in 1995. The increase was primarily due to an increase in claims and commissions resulting from the increase in dental business in force and the change in retention of dental business from 50% to 100% in the fourth quarter of 1995.

For the period ended March 31, 1996, the increase in liability for future policy benefits was ($16,294) compared to $803 in 1995. The decrease in 1996 was due to a decrease in group dental unearned premium reserves for the year.

Amortization of deferred policy acquisition costs were $7,376 and $12,501 for the first three months of 1996 and 1995 respectively. Amortization of deferred policy acquisition costs should continue to decrease as the asset is reduced over the upcoming years.

Operating expenses increased from $444,869 in the first quarter of 1995 to $582,619 in 1996. The increase in operating expenses in 1996 was primarily due to overhead necessary to administer the dental business and claims administration expenses on the dental business.

Taxes, other than on income, fees and assessments were $61,493 for the first three months of 1996 compared to $43,690 for the same period in 1995. These costs increased due to an increase in premium taxes from the increase in premiums.

The net loss for the first quarter of 1996 was $255,594 compared to $246,328 for the same period in 1995. The increase is primarily due to the increase in policy benefits and other insurance costs discussed above.

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

Item 5.  Other Information.
None

 Item 6. Exhibits and Reports on Form 10-QSB

  No.                            Description                                      Page or Method of Filing
- ---------    ----------------------------------------------------    ---------------------------------------------------

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

  10.3       Agreement dated December 21, 1990 between               Attached as exhibit 10.3.
             Registrant and C. Donald Byrd granting Registrant
             right of first refusal as to future transfers of
             Mr. Byrd's shares of the Company's common stock.

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


  10.5       Subscription Agreement dated March 2, 1994              Incorporated by reference to S-4 Registration
                                                                     Statement No. 33-70318

  10.6       Stock Escrow Agreement dated February 28, 1994          Incorporated by reference to S-4 Registration
                                                                     Statement No. 33-70318

  10.7       Merger Agreement between United Arkansas                Incorporated by reference to S-4 Registration
             Corporation and USSA Acquisition Inc. dated             Statement No. 33-70318
             February 11, 1994

  10.8       Merger Agreement between Iowa Life Assurance            Filed with 10-QSB for the period ended March 31,
             Company and United Arkansas Life Assurance Company      1994
             dated March  2, 1994


  10.9       Office lease dated March 24, 1994, between Brokers      Filed with 10-QSB for the period ended September
             National Life Assurance Company (formerly Iowa          30, 1994
             Life Assurance Company) and Enclave KOW, Ltd., for
             premises in Austin, Texas.


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

   11        Statement re computation of per share earnings          Not applicable

   12        Statements re computation of ratios                     Not applicable

   22        BNL Brokerage Corporation, Brokers National Life
             Assurance Company and BNL Equity Corporation, all wholly owned by Registrant




(b) Reports on Form 8-K
The Company filed no reports on Form 8-K for the period covered by this report





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BNL FINANCIAL CORPORATION
                                                         (Registrant)



Date: May 1,  1996                         /s/ Wayne E. Ahart
                                           _________________________________
                                       By: Wayne E. Ahart, Chairman of the Board
                                                (Chief Executive Officer)


Date: May 1, 1996                          /s/ Barry N. Shamas
                                           __________________________________
                                       By: Barry N. Shamas, Executive V.P.
                                             (Chief Financial Officer)

Exhibit 10.3


                                                AGREEMENT

     Agreement made this 21st day of December, 1990, by and between United Iowa Corporation (the "Company") and C. Don Byrd ("Byrd").

     Whereas, Byrd is the owner of 1,360,000 shares of common stock of the Company; and
     Whereas, Byrd found it necessary to sell 390,000 of his shares; and Whereas, the market for the Company's common stock would have been saturated should Byrd have offered his shares for sale on the open market; and
     Whereas, the directors of the Company believed that it was in the best interests of the Company and its shareholders to repurchase Byrd's shares at a price acceptable to the Company and Byrd; and
     Whereas, the Company desires to enter into an agreement pursuant to which Byrd will give the Company a right-of-first refusal to acquire other shares of the Company's common stock owned by him;
     NOW, THEREFORE, FOR MUTUAL CONSIDERATION ACKNOWLEDGED BY THE COMPANY AND BYRD, THE PARTIES HERETO AGREE, as follows:
           1. From the date hereof Byrd shall not transfer, pledge, hypothecate or in any way create any security interest in the Company stock currently owned or hereafter acquired by him, except with permission of the Company, except as provided herein.
           2. Byrd may not sell any shares of Company stock he owns or hereafter acquires unless he






Agreement Page 2

has first notified the Company of his intention to sell such Company as provided herein (the "Notification"). The Company shall have thirty (30) days after receiving Notification from Byrd that it intends to exercise its right to purchase the shares. If the Company does not inform Byrd that it is exercising its right-of-first refusal within thirty (30) day period or if the Company informs Byrd that it declines to exercise its right, Byrd may sell his Company shares to the person and on the terms identified in the Notification. If the Company elects to exercise its right to purchase shares, it shall make payment therefor within forty-five (45) days after accepting the offer. Notwithstanding any other provision herein, the right-of-first refusal must be excised with respect to all of the shares owned by Byrd which he proposes to sell. The Company shall not have the right-of-first refusal with respect to any shares owned by Byrd which he proposed to sell unless the right has been exercised with respect to all such shares.
     3.  In giving the notice of the intent to sell under  paragraph
2 hereof, Byrd must set forth the identity of the party to whom he proposes to sell the shares, the per share price and all the terms of payment and conditions at which the sale is to take place. If the Company exercises its right to purchase the shares as provided in paragraph 2 hereof, the price, terms and conditions to be paid to Byrd for such shares shall be the same as those to be paid by the third party set forth in the Notification; provided, however, that the Company shall be entitled, at its sole option, to pay the entire purchase price in cash. If the Company elects not to exercise its rights to purchase pursuant to this Agreement, Byrd may sell only to the person identified in the Notification at the price and on the terms and conditions set forth in the notice.





Agreement Page 3

         4. Notwithstanding paragraph 1 hereof and the rights given to the Company herein, Byrd may sell or transfer to a trust controlled by him, to one or more members of his immediate family or to his heirs in the event of death, any of the Company shares owned by him; provided, however, that the person or entity acquiring the shares shall thereafter be subject to this right-of-first refusal with respect to the shares so acquired.
             5. All notices required or permitted herein shall be given in writing to the addresses set forth below or at such other address as may be designated by the parties:
                   If to the Company:
                       United Iowa Corporation
                       7748 Highway 290 W., Ste. 200
                       P.O. Box 33280, Ste. 330
                       Austin, TX.  78764-0280

                  If to Byrd:
                       C. Don Bryd
                       631-47th Street
                       West Des Moines, IA  50265

     All notices will be deemed to have been given when deposited in the first-class United States mail, postage prepaid.
            6. All certificates evidencing the Company stock owned by Byrd which are subject to the rights provided herein shall have the following legend printed or typed thereon:
            "The shares  represented by this  certificate are subject to certain rights provided for in an Agreement dated December 21, 1990, between United Iowa Corporation and the shareholder. A copy of the Agreement is on file in the office of the Corporation."





Agreement Page 4

            7. The closing of any of the transactions herein contemplated shall take place at the offices of the Company at a time agreed to between the parties. At the closing Byrd shall deliver the certificates for the Company stock being sold, together with assignments of such stock and all other documents that the Company may reasonably request and the Company shall deliver a certified cashier's check in payment for the shares, made payable to Byrd, and such other documents as Byrd may reasonably request.
            8. This Agreement shall be governed by the laws of the State of Iowa.