Form 10QSB
period 1996-06-30
BNL FINANCIAL CORP
filed 1996-08-15
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1996

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


Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET



                                                June 30
     ASSETS                                       1996       December 31,
                                              (Unaudited)        1995
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $11,880,750     $11,504,802
   Equity securities, common stock .......        60,625          41,870
   Cash and cash investments .............       348,443       1,910,596
                                             -----------     -----------
        Total Investments                     12,289,818      13,457,268
Accrued investment income ................       292,312         252,617
Furniture and equipment ..................       296,184         303,262
Deferred policy acquisition costs ........       492,209         514,561
Receivable from reinsurer ................        21,942         142,677
Other assets .............................       547,784         433,827
                                             -----------      ----------
       TOTAL ASSETS                          $13,940,249     $15,104,212
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,835,952      $1,877,749
   Premium deposit fund .................        186,059         195,542
   Annuity deposits .....................      3,514,337       3,435,834
   Deferred annuity profits .............        610,536         602,719
   Supplementary contracts without
       life contingencies ...............         77,458          84,213
   Other liabilities ....................        244,521         315,358
                                              ----------      ----------
       Total liabilities                       6,468,863       6,511,415
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................       (127,323)        478,783
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (7,111,655)     (6,596,350)
                                              ----------     -----------
     Total shareholders' equity                7,471,386       8,181,393
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $13,940,249     $14,225,834
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                    BNL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                       June 30,
                                                        ---------------------------    --------------------------
                                                            1996             1995          1996            1995
                                                        -----------     -----------    -----------     -----------

REVENUES:
   Premium income ..................................   $  1,774,936    $    601,216   $  3,390,315    $  1,180,391
   Investment income ...............................        218,219         229,592        433,509         439,175
   Realized gains on investments ...................         12,546         146,692         16,459         150,945
                                                        -----------     -----------     ----------      ----------
    Total income ...................................      2,005,701         977,500      3,840,283       1,770,511
                                                        -----------     -----------     ----------      ----------

EXPENSES:
   Policy benefits and other insurance costs .......      1,547,136         514,116      3,002,118       1,051,922
   Increase in liability for future policy benefits           8,232          15,614         (8,062)         16,417
   Amortization of deferred policy acquisition costs         14,976          15,314         22,352          27,815
   Operating expenses ..............................        628,825         416,056      1,211,444         860,925
   Taxes, other than on income .....................         66,244           6,513        127,737          49,874
                                                        -----------     -----------     ----------      ----------

    Total expenses .................................      2,265,413         967,613      4,355,589       2,006,953
                                                        -----------     -----------     ----------      ----------

    OPERATING INCOME (LOSS) ........................       (259,712)          9,887       (515,306)       (236,442)

Provision for income taxes .........................              0               0              0               0
                                                        -----------     -----------     ----------      ----------

    NET INCOME (LOSS) ..............................   ($   259,712)   $      9,887   ($   515,306)   ($   236,442)
                                                        ===========     ===========     ==========      ==========

   Net loss per share ..............................   ($      0.01)   $       0.00   ($      0.02)   ($      0.01)
                                                        ===========     ===========     ==========      ==========

    Weighted average number
    of shares ......................................     23,311,944      23,173,149     23,311,944      23,173,149
                                                        ===========     ===========     ==========      ==========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                    Six Months
                                                               Ended          Ended
                                                              06/30/96       06/30/95
                                                              --------       --------
Cash flows from operating activities:
Net loss ................................................   ($  515,306)   ($  236,442)
Adjustments to reconcile  net loss to net cash
    provided by (used in) operating activities:
 Realized (gain) loss on investments ....................       (16,459)      (150,945)
 Depreciation ...........................................        46,669         28,243
 Amortization of deferred acquisition
    costs and state licenses acquired ...................        23,906         29,369
 Accretion of bond discount .............................        (2,835)        (3,907)

Change in assets and liabilities:
 Increase in accrued investment income ..................       (39,695)       (13,737)
 Decrease in premium deposit fund .......................        (9,483)       (12,632)
 Increase in annuity deposits and deferred profits ......        86,320         57,949
 Increase (decrease)in liability for future policy
    benefits ............................................       (41,797)        46,717
 Other net ..............................................       (64,972)       109,222
                                                              ----------      ---------
     Total adjustments ..................................       (18,346)        90,279
                                                             ----------      ---------
     Total cash provided by (used in)
         operating activities ...........................      (533,652)      (146,163)

Cash flows from investing activities:
  Sales of debt securities ..............................     1,561,854      1,498,114
  Sales of equity securities ............................             0              0
  Sales of furniture and equipment ......................         9,000          7,341
  Purchase of equity securities .........................             0              0
  Purchase of furniture and equipment ...................       (45,417)       (58,885)
  Purchase of fixed maturity securities .................    (2,547,183)      (797,527)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities    (1,021,746)       649,043
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ...................        (9,000)       (15,000)
  Interest credited on supplementary contracts ..........         2,245          4,642
                                                              ---------     ----------
      Net cash provided by (used in) financing activities        (6,755)       (10,358)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents ....    (1,562,153)       492,522

Cash and cash equivalents, beginning of year ............     1,910,596      2,207,537
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   348,443    $ 2,700,059
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At June 30, 1996, BNLAC had statutory capital and surplus exceeding $5.3 million, which is sufficient to meet BNLAC's capital requirements in the states in which it is licensed and which management believes is sufficient to support anticipated future growth.

At June 30, 1996, the Company had liquid assets of $348,443 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash. The Company's cash and cash investments have decreased by $1,562,153 since December 31, 1995 primarily due to investing short term cash investments in long term bonds.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first half of 1996, BNLAC collected $3,634,916 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $433,509.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The unrealized appreciation (depreciation) of securities decreased from $478,783 at December 31, 1995 to ($132,223) at June 30, 1996. The decrease in the market value of the Company's bond portfolio is due to an increase in interest rates since the beginning of the year. The Company does not hedge its investment income through the use of derivatives.

Results of Operations
Premium income for the first half of 1996 was $3,390,315 compared to $1,180,391 for the same period in 1995. The increase of $2,209,924 was due to an increase in dental insurance premiums written and an increase in dental premiums retained by BNLAC from 50% in 1995 to 100% in 1996. Effective November 1, 1995, BNLAC began retaining 100% of the group dental business and administering the dental business.

Net investment income was $433,509 for the period ended June 30, 1996 compared to $439,175 for the same period in 1995. In the second quarter of 1995, the Company received approximately $19,000 of interest on GIC bonds compared to $4,000 in 1996. Interest and principal payments will continue on the GIC bonds through 1998, though the majority of the funds have been distributed at this time.

Realized gains on investments were $16,459 in the first half of 1996 compared to $150,945 for the same period in 1995. In the second quarter of 1995, the Company received approximately $70,000 return of principal on GIC bonds that exceeded the book value of the bonds compared to $9,000 in 1996.

In the first six months of 1996, policy benefits and other insurance costs were $3,002,118 compared to $1,051,922 for the same period in 1995. The increase was due to a death claim of approximately $28,000, an increase in claims and commissions resulting from the increase in dental business in force and the change in retention of dental business from 50% to 100% in the fourth quarter of 1995. In 1996, the company's percentage of dental claims paid to dental premium income decreased from 80% in 1995 to 72% in 1996.

For the period ended June 30, 1996, the increase (decrease) in liability for future policy benefits was ($8,062) compared to $16,417 in 1995. The decrease in 1996 was due to a decrease in group dental unearned premium reserves for the year.

Amortization of deferred policy acquisition costs were $22,352 and $27,815 for the first half of 1996 and 1995 respectively. Amortization of deferred policy acquisition costs should continue to decrease as the asset is reduced over the upcoming years.

Operating expenses increased from $860,925 in the first half of 1995 to $1,211,444 in 1996. The increase in operating expenses in 1996 was primarily due to an increase in home office staff, office supplies, printing expense and claims administrative expense all of which are attributable to taking over the administration and 100% of the insurance risk of the group dental business. As a result, BNLAC is processing $6.9 million of annual dental premium income representing 18,097 insureds. BNLAC expects that continued increases in new insurance premium can be administered by the company at lower per unit costs.

Taxes, other than on income, fees and assessments were $127,737 for the first six months of 1996 compared to $49,874 for the same period in 1995. These costs increased in direct proportion to the increase in premium income retained by the company and the increase in payroll expense.

The net loss from operations for the first half of 1996 was $531,765 compared to $387,387 for the same period in 1995. The increase is primarily due to the increase in operating expenses, death benefits and other insurance costs discussed above. The net loss for the first six months of 1996 was $515,306 compared to $236,442 for the same period in 1995.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.
On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. On July 19, 1996, the plaintiffs filed their first amended complaint and on and after July 24, 1996, the defendants were first served and notified of the complaint and first amended complaint. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas

The Company has retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. The company believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. The Company intends to vigorously defend the matter and on August 13, 1996, filed an answer denying all substantive alleged violations. The Company is analyzing the pursuit of sanctions against appropriate parties.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
The Company's Annual Meeting of Shareholders was held on May 21, 1996 in Des Moines, Iowa. At the annual meeting, the following individuals were elected to the Company's Board of Directors.

Wayne E. Ahart          Richard Barclay                  Eugene A. Cernan
John Greig              Tom Landry                       C. James McCormick
James A. Mullins        Chris Schenkel                   Barry Shamas
Charles Thone           Cecil Alexander                  C. Donald Byrd
Hayden Fry              Roy Keppy                        Roy Ledbetter
John E. Miller          Robert R. Rigler                 L. Stanley Schoelerman
Orville Sweet           Kenneth Tobey

12,858,770 shares were voted in favor of Messrs. Barclay, Cernan, Greig, McCormick, Mullins, Schenkel, Shamas, Thone, Alexander, Keppy, Ledbetter, Miller, Rigler, and Schoelerman; 12,855,764 shares were voted in favor of Messrs. Ahart and Byrd; 12,856,766 shares were voted in favor of Mr. Tobey; 12,854,270 shares were voted in favor of Mr.Landry; 12,854,768 shares were voted in favor of Mr. Fry; and 12,857,570 shares were voted in favor of Mr. Sweet. 228,004 shares were withheld from all directors.

The shareholders ratified the selection of Amend, Smith & Co., as the Corporation's independent auditors for the fiscal year 1996. 12,955,604 shares were voted in favor; 11,184 shares were voted against; and 119,986 shares abstained.

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

  10.3       Agreement dated December 21, 1990 between               Filed with 10-QSB for the period ended March 31, 1996.
             Registrant  and C. Donald Byrd granting  Registrant
             right of first refusal  as to  future  transfers
             of Mr.Byrd's shares of the Company's common stock.

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

                            BNL FINANCIAL CORPORATION
                                                         (Registrant)



Date: August 13,  1996                      /s/ Wayne E. Ahart
                                           ---------------------------------
                                       By: Wayne E. Ahart, Chairman of the Board
                                                (Chief Executive Officer)


Date: August 13, 1996                       /s/ Barry N. Shamas
                                           ----------------------------------
                                       By: Barry N. Shamas, Executive V.P.
                                             (Chief Financial Officer)