Form 10QSB
period 1996-09-30
BNL FINANCIAL CORP
filed 1996-10-30
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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

As of September 30, 1996, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__


Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET



                                             September 30
     ASSETS                                       1996       December 31,
                                              (Unaudited)        1995
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $12,013,804     $11,504,802
   Equity securities, common stock .......        40,625          41,870
   Cash and cash investments .............       501,714       1,910,596
                                             -----------     -----------
        Total Investments                     12,556,143      13,457,268
Accrued investment income ................       252,746         252,617
Furniture and equipment ..................       276,713         303,262
Deferred policy acquisition costs ........       483,863         514,561
Receivable from reinsurer ................        21,942         142,677
Other assets .............................       445,045         433,827
                                             -----------      ----------
       TOTAL ASSETS                          $14,036,452     $15,104,212
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,892,546      $1,877,749
   Premium deposit fund .................        184,034         195,542
   Annuity deposits .....................      3,527,139       3,435,834
   Deferred annuity profits .............        610,536         602,719
   Supplementary contracts without
       life contingencies ...............         74,016          84,213
   Other liabilities ....................        389,718         315,358
                                              ----------      ----------
       Total liabilities                       6,677,989       6,511,415
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................        (64,531)        478,783
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (7,287,370)     (6,596,350)
                                              ----------     -----------
     Total shareholders' equity                7,358,463       8,592,797
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $14,036,452     $15,104,212
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                    BNL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                        ---------------------------    --------------------------
                                                            1996             1995          1996            1995
                                                        -----------     -----------    -----------     -----------

REVENUES:
   Premium income ..................................   $  1,834,379    $    670,947   $  5,224,694    $  1,851,338
   Investment income ...............................        213,941         211,576        647,450         650,751
   Realized gains on investments ...................         22,586          11,577         39,045         162,522
                                                        -----------     -----------     ----------      ----------
    Total income ...................................      2,070,906         894,100      5,911,189       2,664,611
                                                        -----------     -----------     ----------      ----------

EXPENSES:
   Policy benefits and other insurance costs .......      1,597,839         494,207      4,599,957       1,546,129
   Increase in liability for future policy benefits           4,594             251         (3,468)         16,668
   Amortization of deferred policy acquisition costs          8,346          29,174         30,698          56,989
   Operating expenses ..............................        576,635         456,766      1,788,079       1,317,691
   Taxes, other than on income .....................         59,208          30,052        186,945          79,926
                                                        -----------     -----------     ----------      ----------

    Total expenses .................................      2,246,622       1,010,450      6,602,211       3,017,403
                                                        -----------     -----------     ----------      ----------

    OPERATING INCOME (LOSS) ........................       (175,716)       (116,350)      (691,022)       (352,792)

Provision for income taxes .........................              0               0              0               0
                                                        -----------     -----------     ----------      ----------

    NET INCOME (LOSS) ..............................   ($   175,716)  ($    116,350)  ($   691,022)   ($   352,792)
                                                        ===========     ===========     ==========      ==========

   Net loss per share ..............................   ($      0.01)  ($       0.01)  ($      0.03)   ($      0.02)
                                                        ===========     ===========     ==========      ==========

    Weighted average number
    of shares ......................................     23,311,944      23,173,149     23,311,944      23,173,149
                                                        ===========     ===========     ==========      ==========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                    Nine Months
                                                               Ended          Ended
                                                              09/30/96       09/30/95
                                                              --------       --------
Cash flows from operating activities:
Net loss ................................................   ($  691,022)   ($  352,792)
Adjustments to reconcile  net loss to net cash
    provided by (used in) operating activities:
 Realized (gain) loss on investments ....................       (39,045)      (162,522)
 Depreciation ...........................................        67,457         44,771
 Amortization of deferred acquisition
    costs and state licenses acquired ...................        33,029         39,217
 Accretion of bond discount .............................        (4,111)        (5,864)

Change in assets and liabilities:
 Increase in accrued investment income ..................          (129)       (28,580)
 Decrease in premium deposit fund .......................       (11,508)       (17,286)
 Increase in annuity deposits and deferred profits ......        99,122        114,502
 Increase in liability for future policy
    benefits ............................................        14,797         66,968
 Other net ..............................................       182,439        120,385
                                                              ----------      ---------
     Total adjustments ..................................       342,051        171,591
                                                             ----------      ---------
     Total cash provided by (used in)
         operating activities ...........................      (348,971)      (181,201)

Cash flows from investing activities:
  Sales of debt securities ..............................     1,635,498      2,570,871
  Sales of equity securities ............................             0         22,625
  Sales of furniture and equipment ......................         9,000          7,341
  Purchase of equity securities .........................             0              0
  Purchase of furniture and equipment ...................       (47,029)      (141,595)
  Purchase of fixed maturity securities .................    (2,647,183)    (2,095,155)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities    (1,049,714)       364,087
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ...................       (13,500)       (90,288)
  Interest credited on supplementary contracts ..........         3,303          4,223
                                                              ---------     ----------
      Net cash provided by (used in) financing activities       (10,197)       (86,065)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents ....    (1,408,882)        96,821

Cash and cash equivalents, beginning of year ............     1,910,596      2,207,537
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   501,714    $ 2,304,358
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At September 30, 1996, BNLAC had statutory capital and surplus exceeding $5.2 million, which is sufficient to meet BNLAC's capital requirements in the states in which it is licensed and which management believes is sufficient to support anticipated future growth.

At September 30, 1996, the Company had liquid assets of $501,714 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash. The Company's cash and cash investments have decreased by $1,408,882 since December 31, 1995 primarily due to investing short term cash investments in long term bonds.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first nine months of 1996, BNLAC collected $5,631,899 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $647,450.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The unrealized appreciation (depreciation) of securities decreased from $478,783 at December 31, 1995 to ($64,105) at September 30, 1996. The decrease was due to a decrease in the market value of the Company's bond portfolio, which are classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Results of Operations
Premium income for the first nine months of 1996 was $5,224,694 compared to $1,851,338 for the same period in 1995. The increase of $3,373,356 was due to an increase in dental insurance premiums written and an increase in dental premiums retained by BNLAC from 50% in 1995 to 100% in 1996. Effective November 1, 1995, BNLAC began retaining 100% of the group dental business and administering the dental business.

Net investment income was $647,450 for the period ended September 30, 1996 compared to $650,751 for the same period in 1995. In the first three quarters of 1995, the Company received approximately $19,000 of interest on GIC bonds compared to $6,000 in 1996. Interest and principal payments payments will continue on the GIC bonds through 1998, though the majority of the funds have been distributed at this time.

Realized gains on investments were $39,045 in the first nine months of 1996 compared to $162,522 for the same period in 1995. In the first three quarters of 1995, the Company received approximately $70,000 return of principal on GIC bonds that exceeded the book value of the bonds compared to $21,000 in 1996.

In the first nine months of 1996, policy benefits and other insurance costs were $3,745,723 compared to $1,190,450 for the same period in 1995. The increase was due to an increase in claims and commissions resulting from the increase in dental business in force and the change in retention of dental business from 50% to 100% in the fourth quarter of 1995. The percentage of dental claims paid to dental premium income decreased from 74% in 1995 to 70% in 1996.

For the period ended September 30, 1996, the increase (decrease) in liability for future policy benefits was ($3,468) compared to $16,668 in 1995. The decrease in 1996 was due to a decrease in group dental unearned premium reserves for the year.

Amortization of deferred policy acquisition costs were $30,698 and $56,989 for the first three quarters of 1996 and 1995 respectively. Amortization of deferred policy acquisition costs should continue to decrease as the asset is reduced over the upcoming years.

Operating expenses increased from $1,317,691 in the first three quarters of 1995 to $1,788,079 in 1996. The increase in operating expenses in 1996 was primarily due to an increase in home office staff, office supplies, printing expense and claims administrative expense - all of which are attributable to taking over the administration of the group dental business. As a result, BNLAC is processing $7.3 million of annual dental premium income representing 19,260 insureds. BNLAC expects that continued increases in new insurance premium can be administered by the company at lower per unit costs.

Taxes, other than on income, fees and assessments were $186,945 for the first nine months of 1996 compared to $79,926 for the same period in 1995. These costs increased in direct proportion to the increase in premium income retained by the company.

The net loss from operations for the first three quarters of 1996 was $691,021 compared to $352,792 for the same period in 1995. The increase is primarily due to the increase in operating expenses, policy benefits and other insurance costs discussed above.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.
On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. On July 19, 1996, the plaintiffs filed their first amended complaint and on and after July 24, 1996, the defendants were first served and notified of the complaint and first amended complaint. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation ("UAC") (now known as BNL Equity Corporation) during the period from January 1989 until May, 1992. The plaintiffs have filed on behalf of themselves, as well as all other similarly situated persons who acquired UAC stock in these offerings. The crux of the plaintiffs' allegations is that the defendants made alleged misrepresentations and omissions concerning the business plan and marketing strategy of UAC in connection with the public offerings.

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

  10.2       Form of Agreement between Commonwealth Industries       Filed with 10-QSB for the period ended September
             Corporation, American Investors Corporation and         30, 1994.
             Wayne E. Ahart regarding rights to purchase shares
             of the Company.

  10.3       Agreement dated December 21, 1990 between               Filed with 10-QSB for the period ended March 31,
             Registrant and C. Donald Byrd granting Registrant       1996.
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

BNL FINANCIAL CORPORATION
(Registrant)



Date: October 21, 1996                     __________________________________
                                       By: Wayne E. Ahart, Chairman of the Board
                                           (Chief Executive Officer)


Date: October 21, 1996                     __________________________________
                                       By: Barry N. Shamas, Executive V.P.
                                           (Chief Financial Officer)