Form 10KSB
period 1996-12-31
BNL FINANCIAL CORP
filed 1997-03-31
CIK 757641

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1996 [Fee Required]
                                       or
          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

BNL Financial Corporation revenues for fiscal year 1996 were $8,206,463.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996, was approximately $3,968,183 based upon the market value of such stock sold as of such date (see also Item 5 of Form 10-KSB regarding the limited trading market for the Company's shares).

As of December 31, 1996, the Registrant had outstanding 23,173,149 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,911,373 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Location in Form 10-KSB Incorporated Document

         Transitional Small Business Disclosure Format Yes ___ No _X__

                   Total # of pages including cover page ___

                                     PART 1


                                ITEM 1. BUSINESS

General

BNL Financial Corporation (the "Company" or "Registrant" formerly United Iowa Corporation) is an insurance holding company incorporated in Iowa in January, 1984. The Company's principal executive offices are located at 301 Camp Craft Road, Suite 200, Austin, Texas 78746; its telephone number is (512) 327-3065

The Company has three wholly-owned subsidiaries,  BNL Equity Corporation ("BNLE"
- formerly United Arkansas Corporation), Brokers National Life Assurance Company ("BNLAC" - formerly Iowa Life Assurance Company) and BNL Brokerage Corporation. Effective August 1, 1994, United Arkansas Corporation ("UAC") was merged with USSA Acquisition Inc., ("USSA") a wholly owned subsidiary of the Company and UAC was the survivor of the merger. As a part of the merger, all of the outstanding shares of common stock of UAC were converted into newly issued shares of common stock of the Company at a rate of ten shares of UAC for nine shares of the Company. In connection with the merger, the Company redomesticated its subsidiary Iowa Life Assurance Company, ("ILAC") an Iowa-domiciled life insurance company, into Arkansas. Immediately following the redomestication, the insurance subsidiary of UAC, United Arkansas Life Assurance Company, was merged into ILAC and the name of the surviving company was changed to Brokers National Life Assurance Company. At the same time, United Arkansas Corporation became BNL Equity Corporation. BNL Brokerage Corporation, was formed on November 30, 1995. The corporation was formed in order to offer another company's products to agents and brokers appointed to BNLAC. The products do not compete with BNLAC's policies and BNL Brokerage will receive commissions on the sales.

Industry Segments

The operations of the Company are conducted through BNLAC, which in 1996 sold life and accident and health insurance policies in 23 states. BNLAC began direct marketing of its insurance products in Iowa in October, 1987. Prior to 1992, BNLAC 's insurance products were sold only in Iowa. The Company has no foreign operations.

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

Sales and Marketing

The Company markets specialized products through professional independent agents and brokers. BNLAC's primary marketing emphasis is the development of specialized or "niche" life and health insurance products that can be sold on a group or payroll deduction basis through independent insurance agents. BNLAC currently offers an accidental death life insurance policy, a payroll deductible 10 year level tem policy, a family level term insurance policy and a line of dental insurance policies.

Statistics by line of business are as follows (gross before reinsurance):

                                                             1996              1995
                                                        ---------------    --------------

I. Annual Premiums and Annuity Deposits In Force:
Ordinary Life Insurance                                      $387,000              $407,000
Individual Annuities(1)                                       298,000               337,000
Group Dental Insurance                                      7,804,000             5,264,000
Accidental Death Insurance                                     70,000                94,000
                                                       ---------------        --------------

          Total                                            $8,559,000            $6,102,000
                                                       ===============        ==============



II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance                                      $393,000              $406,000
Individual Annuities(1)                                       322,000               371,000
Group Dental Insurance                                      6,926,000             4,159,000
Accidental Death Insurance                                     72,000                86,000
                                                      ----------------     -----------------

          Total                                            $7,713,000            $5,022,000
                                                      ================     =================

III. Amount of Insurance:
Ordinary Life Insurance                                   $34,000,000           $35,000,000
Accidental Death Insurance                                148,000,000           180,000,000
                                                      ----------------     -----------------

          Total                                          $182,000,000          $215,000,000
                                                      ================     =================

(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:



                                                                                Group Dental and
     State                  Life Premiums                Annuity                Accidental Death                Total
-------------------       --------------------      --------------------      ---------------------      --------------------

Alabama                                  $  -                      $  -                 $  423,095                $  423,095

Arkansas                               14,060                         -                  1,727,544                 1,741,604

Colorado                                    -                         -                    267,114                   267,114

Delaware                                    -                         -                      8,391                     8,391

Florida                                   770                         -                    116,373                   117,143

Georgia                                     -                         -                    677,700                   677,700

Idaho                                       -                         -                     10,746                    10,746

Illinois                                  508                         -                    285,161                   285,669

Indiana                                11,038                         -                    216,427                   227,465

Iowa                                  344,890                   321,799                    926,044                 1,592,733

Kentucky                                    -                         -                      5,717                     5,717

Louisiana                                 947                         -                     62,473                    63,420

Michigan                                  956                         -                    807,595                   808,551

Minnesota                              14,526                         -                    261,510                   276,036

Mississippi                             1,074                         -                    661,484                   662,558

Missouri                                  165                         -                    278,175                   278,340

Nebraska                                   60                         -                     11,006                    11,066

Ohio                                        -                         -                     46,005                    46,005

Oklahoma                                3,589                         -                    171,888                   175,477

Pennsylvania                                -                         -                     22,274                    22,274

South Dakota                                -                         -                      9,373                     9,373

Miscellaneous                               -                         -                      2,476                     2,476
                          ====================      ====================      =====================      ====================

Total                                $392,583                  $321,799                 $6,998,571                $7,712,953
                          ====================      ====================      =====================      ====================

As of January 1, 1997, BNLAC had appointed 1,193 general agents and brokers in 24 states to market its policies compared to 784 agents and brokers on January 1, 1996.

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

A. Life and Accident Insurance.

BNLAC reinsures the accidental death life insurance policies with Business Mens Assurance Company (BMA), Kansas City, Mo., under an automatic treaty where BMA assumes liability for all risks over $25,000. The rating by A.M. Best Company of Business Mens Assurance Company was "A+" (Superior) for 1995.

All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

The following chart shows life insurance in force net of reinsurance for each of the five years ended December 31.


                                            Gross                                                          Net
                                          Insurance           Reinsurance         Reinsurance           Insurance
                                           In Force              Ceded              Assumed             In Force
                                       -----------------    ----------------    -----------------    ----------------

          Life Insurance
               1996                         $33,796,000         $11,091,000           $7,252,000         $29,957,000
               1995                          35,310,000          11,486,000            6,631,000          30,455,000
               1994                          36,280,000          11,188,000            5,624,000          30,716,000
               1993                          38,485,000          14,142,000            5,524,000          29,867,000
               1992                          44,472,000          16,321,000            5,308,000          33,459,000


    Accidental Death Insurance
               1996                        $148,000,000        $139,725,000                   $0          $8,275,000
               1995                         180,000,000         164,426,000                    0          15,574,000
               1994                         208,000,000         190,350,000                    0          17,650,000
               1993                         239,345,000         219,583,000                    0          19,762,000
               1992                         320,048,000         293,823,000                    0          26,225,000

B. Group Dental Insurance.


Prior to January 1, 1995, group dental insurance was reinsured with UniLife Insurance Company ("UniLife") of San Antonio, TX. under a quota share reinsurance agreement whereby UniLife assumed 90% of the risk on each of these policies. BNLAC received a fee for the portion of risks reinsured by UniLife. Effective January 1, 1995, BNLAC reinsured 50% of the dental business to UniLife and no longer received a fee for the portion of the risks reinsured by UniLife. In addition, BNLAC paid UniLife claim administration fees equal to 4% of net collected premiums on the portion of the risk retained.

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


                                            Gross                                     Net
                                           Premiums            Premiums             Premiums              Ceding
      Group Dental Insurance              Collected              Ceded             Collected               Fees
                                       -----------------    ----------------    -----------------   -----------------
               1996                          $6,926,000                  $0           $6,926,000                   $0
               1995                           4,159,000           1,655,000            2,504,000                    0
               1994                           2,640,000           2,376,000              264,000              180,000
               1993                           1,241,000           1,117,000              124,000              109,000
               1992                             321,000             289,000               32,000               27,000

The following chart shows group dental insurance claims paid net of reinsurance and incurred loss ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                            Gross                Ceded                Net                Incurred
      Group Dental Insurance              Claims Paid           Claims            Claims Paid             Loss %
      ----------------------             --------------        ------------      ---------------    -----------------
               1996                          $4,653,000                  $0           $4,653,000                73.6%
               1995                           2,719,000           1,211,000            1,508,000                72.5
               1994                           1,822,000           1,639,000              183,000                74.8
               1993                             858,000             772,000               86,000                73.2
               1992                             197,000             177,000               20,000                76.7

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


                     Net             Net Return on
                  Investment         Mean Invested
   Year             Income               Assets
------------    ---------------    -------------------
   1996               $757,000            6.8%
   1995                734,000            6.6
   1994                674,000            6.5
   1993                599,000            6.1
   1992                637,000            6.9

Reference is made to Note 4 of the Notes to Consolidated Financial Statements, page E-8, regarding realized and unrealized gains and losses on investments in securities and the change in difference between cost (amortized cost for fixed maturities) and market value.

As of December 31, 1996, BNLAC and the Company owned taxable municipal bonds (the "bonds") representing investment in three issuers by whom the proceeds of the securities were invested in guaranteed investment contracts with Executive Life Insurance Company ("Executive Life"). Executive Life was placed under rehabilitation by the California regulators in 1991. At that time all interest payments on the bonds were discontinued.

On March 31, 1991 the Company elected to reduce the book value of the bonds to 25% of their $700,000 face value (approximate market value at that time) and recorded a loss of $522,282 as a result.

In 1993, a rehabilitation plan was approved for Executive Life. As of December 31, 1996, the Company and BNLAC had received $687,217 of principal and interest on the bonds since 1991 when they went into default. The bonds have a total market value of $230; which indicates the rehabilitation program has paid out substantially all of the principal available now and in the future on the bonds.

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

The consolidated financial statements of the Company and BNLAC to be presented to shareholders and the public are required to be prepared in conformity with generally accepted accounting principles. The objective of these financial statements is to provide reliable financial information about economic resources and obligations of a business enterprise and changes in net resources resulting from its business activities, measured as a going concern. To the extent that the accounting practices prescribed or permitted by state regulatory authorities differ from generally accepted accounting principles, appropriate adjustments will be made, including (but not limited to) the following:

     a) Premiums  are  reported  as  earned  over the  premium  paying  period.
        Benefits and expenses are associated with earned premiums so as to result in the matching of expenses with the related premiums over the life of the contracts. This is accomplished through the provision for liabilities for future policy benefits and the deferral and amortization of acquisition costs.

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

Competition

The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC on policies due to the fact that the profits thereon accrue to the policyholders rather than the shareholders. In 1995 BNLAC was assigned an A. M. Best's financial performance rating of "B-" (adequate).

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 1996, indicated that the ratios of total adjusted capital to RBC for BNLAC would have been significantly above the Company Action Level.

As part of their routine regulatory process, approximately once every three years, insurance departments conduct detailed examinations ("triennial examinations") of the books, records and accounts of insurance companies domiciled in their states. Such triennial examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

The regular triennial statutory examination for the three year period ending December 31, 1995 was conducted by the Arkansas Insurance Department. During the course of the examination, the Department notified the Company that Arkansas law required that all bonds and other investments held by custodial agreement be registered with the Depository Trust Corporation (DTC) through a custody agreement with an Arkansas bank. As a result of the 1994 merger of Iowa Life
Assurance Company and United Arkansas Life Assurance Company, BNLAC had $4,130,392 of securities registered with DTC through a custodial agreement with a fully-insured investment banking firm. This resulted in a proposal by the Arkansas Insurance Department to nonadmit these assets. Subsequent to year end, BNLAC satisfied the Department rule by moving the custodial agreement to First Commercial Bank, Little Rock, Arkansas. The department also proposed that a 1996 expense of $77,998 be reclassified to 1995. This amount represents an under estimate of the incurred but not reported dental claims for 1995. The Arkansas Insurance Department examination report is expected to be released in final form in mid 1997.

BNLAC's management is not aware of any failure to comply with any significant insurance regulatory requirement to which BNLAC is subject at this time.

Personnel

As of February 28, 1997, BNLAC had four executive officers, 27 full-time administrative personnel and 1 part-time employee. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. None of the Company's employees is presently represented by a union. BNLAC uses a third party administrator to process dental claims.

Administrative Agreement - Dental Insurance

In August, 1991 in conjunction with its reinsurance treaty with UniLife, BNLAC entered into an administrative agreement whereby UniLife agreed to perform, at no cost to BNLAC, all administrative and claim services with respect to the dental insurance policies written by BNLAC. The agreement was amended effective January 1, 1995, whereby BNLAC increased the amount it retains on this business from 10% to 50% and BNLAC agreed to pay UniLife a claims administrative fee equal to 4% of net collected premiums on the portion of the risk (50%) not ceded to UniLife. In March 1995, BNLAC was notified that UniLife was discontinuing active marketing and underwriting of insured dental policies and consequently was terminating the quota share reinsurance agreement and administrative agreement with BNLAC, effective January 1, 1996 and March 31, 1996, respectively. Effective June 1, 1995, BNLAC amended its reinsurance agreement so that all new dental business written was 100% insured by BNLAC. On November 1, 1995, BNLAC terminated its reinsurance agreements with UniLife and began administrating and retaining 100% of the group dental business.

                               ITEM 2. PROPERTIES

Neither the Company, BNLE or BNLAC own any real estate.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $567 per month ($6,804 per year). The rent includes the services of a secretary that is shared with other tenants of the building.

On June 1, 1994, BNLAC entered into a 5 year lease for 5,588 square feet of office space in Austin, Texas at a monthly rent of $5,588 ($67,056 per year) during 1995 and $6,053 ($72,636 per year) during 1996, plus pro rata operating expenses. The Company has its administrative and marketing offices at this location.

During 1995 and the first half of 1996 BNLE leased office space in North Little Rock, Arkansas at a monthly rate of $1,800 ($21,600 per year). At June 1, 1996, BNLE entered into a three year lease at a monthly rate of $1,200 ($14,400 per year) and moved its office to Sherwood, Arkansas. BNLAC shares 50% of the rental cost.

The Company owns the furniture and equipment used in the operation of its business.

                            ITEM 3. LEGAL PROCEEDINGS

On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. On July 19, 1996, the plaintiffs filed their first amended complaint and on and after July 24, 1996, the defendants were first served and notified of the complaint and first amended complaint. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation ("UAC") (now known as BNL Equity Corporation) during the period from January 1989 until May, 1992. The plaintiffs have filed on behalf of themselves, as well as all other similarly situated persons who acquired UAC stock in these offerings. The crux of the plaintiffs' allegations is that the defendants made alleged misrepresentations and omissions concerning the business plan and insurance marketing strategy of UAC in connection with the public offerings.

The Company has retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. The company believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. The Company intends to vigorously defend the matter and on August 13, 1996, filed an answer denying all alleged violations. The Company is pursuing sanctions against appropriate parties.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 21, 1996 in Des Moines, Iowa. At the annual meeting, the following individuals were elected to the Company's Board of Directors.


Wayne E. Ahart                                Hayden Fry                                   C. James McCormick

C. Donald Byrd                                John Greig                                   Robert R. Rigler

Kenneth Tobey                                 Roy Keppy                                    Chris Schenkel

Barry N. Shamas                               Thomas Landry                                L. Stanley Schoelerman

Cecil Alexander                               Roy Ledbetter                                Orville Sweet

Richard Barclay                               John E. Miller                               Charles Thone

Eugene A. Cernan                              James A. Mullins

12,858,770 shares had been voted in favor of Messrs. Barclay, Cernan, Greig, McCormick, Mullins, Schenkel, Shamas, Thone, Alexander, Keppy, Ledbetter, Miller, Rigler and Schoelerman; 12,855,764 shares had been voted in favor Messrs. Ahart and Byrd; 12,856,766 shares had been voted in favor of Mr. Tobey; 12,854,270 shares had been voted in favor of Mr. Landry; 12,854,768 shares had been voted in favor of Mr. Fry; 12,857,570 shares had been voted in favor of Mr. Sweet. 228,004 shares were withheld from all directors.

The shareholders ratified the selection of Smith, Carney & Co., p.c. (formerly Amend, Smith & Co.,) as the Company's independent auditors for the year ending December 31, 1996 with 12,955,604 shares voted in favor, 11,184 shares voted against and 119,986 abstained.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market for Stock

The stock of the Company was traded by Starmont Capital Ltd. Des Moines, Iowa on a workout basis. There has been a limited trading market for the Company's securities during 1996. During the year there were a total of seven stock sales with a price ranging from $.32 to $.35 a share. The final stock sold during 1996 was at $.32 a share.

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

An escrow agreement with an effective date of February 28, 1994, prohibits sale or transfer of the organizers' shares until any one of the following conditions is satisfied:

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

Holders

As of December 31, 1996, there were 4,845 shareholders of record of the Company's common stock.

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

Transfer Agent and Registrar

First Commercial Trust, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Company had liquid assets of $702,769 in cash, money market savings accounts, and short-term certificates of deposit; all of which can readily be converted to cash.

The major components of operating cash flows are premiums, annuity deposits and investment income. In 1996, BNLAC collected $7.7 million of premiums and annuity deposits (gross before reinsurance) and $864,000 of investment income. Another source of cash flow is from the sale of investments which, in 1996, produced gains totaling $93,000.

The Company's investments are primarily in U.S. Government and Government Agencies ($11,029,332) and other investment grade bonds ($856,577) which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Management believes that liquid assets along with investment and premium income exceed the necessary long and short-term liquidity requirements and the Company will not require an external source of funds for its liquidity requirements.

The Company's insurance operations are conducted through its wholly-owned subsidiary, BNLAC. At December 31, 1996 BNLAC had statutory capital and surplus of approximately $5,035,886. The Company and BNL Equity Corporation contributed $500,000 to the gross paid in and contributed surplus of BNLAC in February 1997.

Results of Operations

Premium income for 1996 was $7,245,660 compared to $3,073,819 in 1995, an increase of $4,171,841. The increase was due to the increased sales of group dental insurance and an increase in dental premiums retained by BNLAC from 50% in 1995 to 100% in 1996 (see note 8). Effective November 1, 1995, BNLAC increased its retention of dental insurance premiums to 100%.

Net investment income was $863,940 in 1996 and $880,368 in 1995. The decrease was due to the receipt of interest of $43,174 in 1995, compared to $30,204 in 1996, on certain taxable municipal bonds that had been in default since 1991 (see note 4). Interest and principal payments will continue on the GIC bonds through 1998, though the majority of the funds have been distributed at this time.

Realized gains were $96,863 in 1996 compared to $308,490 in 1995. Realized gains included $30,204 and $188,456 for 1996 and 1995 respectively, of partial payments of principal on certain taxable municipal bonds that had been marked down to 25% of par value in 1991. The balance of the realized gains in 1996 and 1995 were due to gains on bonds sold in the normal course of the Company's investment activity.

Increases in liability for future policy benefits were $55,407 in 1996 compared to $47,670 for the same period in 1995. The increase of $7,737 is due to the increase in life GAAP reserves as the block of life insurance ages. The increase in liability for future policy benefits will fluctuate annually based on the persistency of the life insurance in force.

Policy benefits and other insurance costs were $6,353,988 in 1996 compared to $2,618,023 in 1995. The increase in 1996 was due to claims and commissions on the increased dental insurance premiums written and the termination of the group dental reinsurance contract. The incurred loss ratio on the group dental insurance was 73.6% in 1996 compared to 72.5% in 1995.

Amortization of deferred policy acquisition costs was $39,894 in 1996 and $48,191 in 1995. Amortization of deferred policy acquisition costs should continue to decrease as the asset is reduced over the upcoming years.

Operating expenses were $2,443,908 in 1996 and $1,767,550 in 1995. The increase was primarily due to an increase in home office staff, office supplies, printing expense and claims administrative expense - all of which are attributable to taking over the administration of the dental business. Management expects overhead to decrease as a percentage of premium as premium income increases.

Taxes, other than on income were $253,238 for 1996 and $137,170 for 1995. The 1996 increase was due to an increase in premium taxes on the increased dental insurance premiums collected.

The consolidated net loss for 1996 was $939,927 compared to $355,927 in 1995. The increase in the loss was due to the increase in operating expenses, policy benefits, and other insurance costs discussed above.

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

None

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                              First Became
                                              Director or
                                           Executive Officer
           Name                 Age                                                   Position
---------------------------   --------    ---------------------    -----------------------------------------------

Wayne E. Ahart                  56                1984                   Chairman of the Board and Director

C. Donald Byrd                  55                1984                Vice Chairman of the Board and Director

Kenneth Tobey                   38                1994                               President

Barry N. Shamas                 49                1984                      Executive Vice President,
                                                                              Treasurer and Director

Cecil Alexander                 60                1994                                Director

Richard Barclay                 59                1994                                Director

Eugene A. Cernan                62                1994                                Director

Hayden Fry                      67                1984                                Director

John Greig                      61                1984                                Director

Roy B. Keppy                    73                1984                                Director

Tom Landry                      71                1984                                Director

Roy Ledbetter                   66                1994                                Director

John E. Miller                  67                1994                                Director

James A. Mullins                62                1984                                Director

C. James McCormick              71                1984                                Director

Robert R. Rigler                73                1989                                Director

Chris Schenkel                  72                1994                                Director

L. Stan Schoelerman             71                1984                                Director

Orville Sweet                   72                1984                                Director

Charles Thone                   72                1984                                Director


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

Eugene A. Cernan has been President and Chairman of the Board of The Cernan Corporation, since 1981. In addition, he recently became Chairman of the Board of Johnson Engineering Corporation which provides the National Aeronautics and Space Administration (NASA) with Flight Crew Systems Development. Captain Cernan retired from the U. S. Navy in 1976 after serving 20 years as a naval aviator, 13 of which were dedicated to direct involvement with the U. S. Space Program as a NASA astronaut. Captain Cernan was the pilot on the Gemini 9 mission and the second American to walk in space; lunar module pilot of Apollo 10; and Spacecraft Commander of Apollo 17, which resulted in the distinction of being the last man to have left his footprints on the surface of the moon. In 1973, he served as a Senior United States Negotiator in discussions with USSR on the Apollo-Soyuz Mission. Mr. Cernan served as Executive Consultant- Aerospace and Government of Digital Equipment Corporation from 1986 to 1992, and he was a Director and Vice President-International of Coral Petroleum, Inc., Houston, Texas from 1976 to 1981. Captain Cernan is presently a Director of Up With People, an international educational foundation for young men and women; United States Space Foundation; the Young Astronaut Council; Alaska Aerospace Development Corporation, International MicroSpace; and Johnson Engineering Corporation. Captain Cernan is also on the President's Engineering Committee, Purdue University and is a member of the Board of Trustees of the U. S. Naval Aviation Museum, NFL Alumni and Major League Baseball Players Alumni. In addition, Captain Cernan has served as a consultant commentator to ABC News. He served on the Board of AIC and FSL from 1980 and 1983, respectively, to 1987.

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

Robert R. Rigler has been Chairman of the Board of Security State Bank, New Hampton, Iowa since 1989; he served as its President and CEO from 1968 to 1989. Mr. Rigler was Iowa Superintendent of Banking from 1989 to 1991. He was a member of the Iowa Transportation Commission from 1971 to 1986 and served as its Chairman from 1973 to 1986. He was a member of the Iowa State Senate from 1955 to 1971 and served as a Majority and Minority Floor Leader.

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

Charles Thone has been a Senior Principal of the law firm of Erickson & Sederstrom, P.C., Lincoln, Nebraska, since 1983. He was Governor of the State of Nebraska from 1979 to 1983 and a Representative in the US Congress (First District of Nebraska) from 1971 to 1979. He was Managing Partner of the law firm of Davis, Thone, Bailey, Polsky & Hansen, Lincoln, Nebraska from 1959 to 1971. He has been an Assistant U.S. Attorney in Nebraska and Nebraska Assistant Attorney General and Nebraska Deputy Secretary of State. He has been a member of the Board of Trustees of the University of Nebraska Foundation since 1979; and a member of the Board of Directors of the Nebraska State Bar Foundation since 1985. He was a Director of LAC and LAAC from 1983 to 1987. Mr.
Thone is active in many civic organizations.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term Compensation
                                           Annual Compensation                Awards        Payouts
            (A)                (B)        (C)         (D)         (E)           (F)            (G)          (H)           (I)
                                                                Other
                                                                Annual       Restricted                                All Other
     Name and Principal                                       Compensation     Stock       Options/SARs     LTIP      Compensation
          Position            Year      Salary      Bonus $        $         Award(s) $        (#)       Payouts $         $
 --------------------------- -------- ------------ ---------- ------------ --------------- ------------ ------------- ------------

 Wayne E. Ahart, CEO          1996     $125,000       $0        $9,375           $0             -            $0           $0

             "                1995     $125,000       $0        $8,744           $0             -            $0           $0

             "                1994     $125,000       $0        $8,013           $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers as a group is $379,370. The Company does not have employment agreements with any of its officers.

Compensation of Directors

Each director receives a fee of $100 plus reasonable travel expenses for each meeting of the Board of Directors attended. No director receives any other remuneration in the capacity of director.

Stock Option and Appreciation Rights

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. A maximum of 250,000 shares will be available under the plan and the option period may not exceed a term of 5 years. The duration of the plan is ten years and it will be administrated by a four member committee of Directors. During 1996 and 1995 the Company granted 101,725 and 26,400 stock options respectively, with an exercise price of $.50 per share. No options were exercised in 1996 or 1995. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $800 and $200 in 1996 and 1995 respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions including risk free interest rate of 6.5%, expected life of 3 years, expected volatility of 11% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 2.6 years.

In November 1996, the Board of Directors authorized a stock bonus plan for the benefit of certain officers of the corporation subject to specific guidelines. No stock bonus will be granted until the Company has consolidated after tax profits. The plan has not been formally established.

On January 1, 1997 the Brokers National Life Employee Pension Plan was adopted. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary, however the Company is not contributing at this time.

Indebtedness of Management

No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 1996, other than for ordinary travel and expense advances and for other transactions in the ordinary course of business, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1996:

                                                                        Amount and Nature of
 Title of Class             Name and Address of Beneficial Owner        Beneficial Ownership        Percent of Class as of
                                                                                (1)                    December 31, 1996
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

     (3)Includes 2,400,000 shares held in the name of National Iowa Corporation and 2,178,926 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

     (4)All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

     (5)Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

Security Ownership of Management

The following table sets forth, as of December 31, 1996, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

                                                                  Amount and Nature of
                                                                 Beneficial Ownership(1)        Percent of Class as of
Title of                      Name of Beneficial Owner                                            December 31, 1996
Class
----------------------    ----------------------------------    --------------------------    ---------------------------

    Common Stock          Wayne E. Ahart                                4,845,505(2)                       20.91%

          "               Barry N. Shamas                               2,801,816(4)                       12.09%

          "               C. Donald Byrd                                1,452,719(3)                        6.27%

          "               Kenneth Tobey                                   761,762                           3.29%

          "               Cecil Alexander                                  37,088                            .16%

          "               Richard Barclay                                  37,088                            .16%

          "               Eugene A. Cernan                                 37,088                            .16%

          "               Hayden Fry                                       69,047                            .30%

          "               John Greig                                       50,102                            .22%

          "               Roy Keppy                                        51,001                            .22%

          "               Tom Landry                                       87,088                            .38%

          "               Roy Ledbetter                                    37,088                            .16%

          "               John E. Miller                                   37,088                            .16%

          "               C. James McCormick                              137,084(5)                         .59%

          "               James A. Mullins                                 50,000                            .22%

          "               Robert R. Rigler                                  3,295                            .01%

          "               Chris Schenkel                                   37,088                            .16%

          "               L. Stanley                                       50,000                            .22%
                          Schoelerman

          "               Orville Sweet                                    50,000                            .22%

          "               Charles Thone                                    50,000                            .22%

          "               All executive officers and
                          directors as a group (20 persons)
                                                                       10,651,947                          46.00%
---------------------- -- ----------------------------------

    (1)To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

    (2)Includes 2,400,000 shares held in the name of National Iowa Corporation and 2,178,926 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

    (3)All of Mr.Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

    (4)Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.
    (5)Includes 10,000 shares held in the name of C. James McCormick and 90,000 shares divided equally among and held in the names of Mr. McCormick's four children.


             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

During the years ended December 31, 1995 and up to July 26, 1996, as part of the Company's routine investment program, the Company and BNLAC effected certain of its purchases and sales of various US Treasury and corporate securities through the brokerage firm of Ahart & Bryan, Inc. ("A & B, Inc."), of North Little Rock, Arkansas. A & B, Inc. is registered with the National Association of Securities Dealers, Inc. Mr. Tom Ahart (a brother of the Company's Chairman, Wayne E. Ahart) is President and a Director of A & B, Inc. The above-described transactions were executed pursuant to a clearing agreement between A & B, Inc. and Rauscher, Pierce, Refsnes, Inc., ("RPR") an unaffiliated brokerage firm and a member of the New York Stock Exchange. Under the clearing agreement, RPR acted as "clearing agent" for A & B, Inc. (the introducing broker). In that capacity, RPR executed purchases and sales with a market value totaling approximately $4,300,000 and $9,800,000 during 1996 and 1995 respectively, as directed by the Company through A & B, Inc. RPR received, held and disbursed all of the proceeds and securities relating to these transactions until such transactions were consummated (at which time such proceeds and/or securities were disbursed at the direction of the Company and BNLAC). A & B received fees totaling $5,855 and $7,197 for 1996 and 1995 respectively, for completing these transactions.
Management believes that the amounts charged by A & B, Inc. in these transactions were less than those which would have been charged by other brokerage firms. Effective July 26, 1996, A & B, Inc. was merged into First Commercial Investments, Inc. Throughout the remainder of 1996, the Company continued to use Mr. Ahart at First Commercial Investments, Inc. for sales and purchases of approximately $1,700,000, from which Mr. Ahart received $4,207 of commissions. The Company anticipates continuing this arrangement. Mr. Ahart is not on the board nor is he a principal owner of First Commercial Investments, Inc.

Affiliates

BNL Brokerage Corporation, was formed on November 30, 1995. The corporation was formed in order to offer another company's products to agents and brokers appointed to BNLAC. The products do not compete with BNLAC's policies and BNL Brokerage will receive commissions on the sales.

                                     PART IV



    ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The information required by this section is set forth on page E-2 of this Report and is incorporated herein by reference.



     2.  Financial Statement Schedules Included in item 14(a)

                                                                                                            Page Number Form
                                                                                                                 10-KSB
                                                                                                           --------------------

Report of Independent Accountants on Financial Statement Schedule                                                 E-13


     3.  Exhibits

    No.                               Description                                          Page or Method of Filing
------------    --------------------------------------------------------    --------------------------------------------------------

    3.1         Articles  of  Incorporation  of BNL  Financial              Incorporated by reference to Exhibits 3.1 of the
                Corporation,  dated January 27, 1984 and  Amendment to      Company's Annual Report on Form 10-K for the period
                Articles of  Incorporation  of BNL Financial                ending December 31, 1993.
                Corporation, dated November 13, 1987.

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

    4.2         Articles  of  Incorporation  of BNL  Financial              Incorporated  by reference to Exhibit 3.1 of the
                Corporation,  dated January 27, 1984 and  Amendment to      Company's  Annual Report on Form 10-K for the period
                Articles of  Incorporation  on BNL Financial                ending December 31, 1993.
                Corporation, dated November 13, 1987.

   10.1         Form of Agreement  between  Commonwealth  Industries        Filed with 10-QSB for the period ended September 30,
                Corporation, American Investors Corporation and Wayne       1994.
                E. Ahart regarding rights to purchase shares of the
                Company.


   10.2         Agreement dated December 21, 1990 between Registrant        Filed with 10-QSB for the period ended March 31, 1996.
                and C. Donald Byrd granting Registrant right of first
                refusal as to future transfers of Mr. Byrd's shares of
                the Company's common stock.

   10.3         Subscription Agreement dated March 2, 1994.                 Incorporated by reference to S-4 Registration
                                                                            Statement No. 33-70318.

   10.4         Stock Escrow Agreement dated February 28, 1994.             Incorporated by reference to S-4 Registration
                                                                            Statement No. 33-70318.

   10.5         Merger Agreement between United Arkansas Corporation        Incorporated by reference to S-4 Registration
                and USSA Acquisition Inc. dated February 11, 1994.          Statement No. 33-70318.

   10.6         Merger Agreement between Iowa Life Assurance Company        Filed with 10-QSB for the period ended March 31, 1994.
                and United Arkansas Life Assurance dated March 2, 1994.

   10.7         Office lease dated March 24, 1994,  between Iowa Life       Filed with 10-QSB for the period ended September 30,
                Assurance Company and Enclave KOW, Ltd., for premises      1994.
                in Austin, Texas.

   10.8         Amendment Number Two to the Quota Share Reinsurance         Filed with Form 8-K dated January 18, 1995.
                Agreement dated 8/10/91 between Registrant and UniLife
                Insurance Co. of San Antonio, Texas

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

    16          Letter Re Change in Certifying Accountant                   Filed with Form 8-K dated September 14, 1995.

    22          Subsidiaries of Registrant                                  Filed herewith.



(b) Reports on Form 8-K

The Company filed no reports on Form 8-K for the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 1997.



BNL FINANCIAL CORPORATION





/S/ Wayne E. Ahart
--------------------------------------------------------------------------------

By: Wayne E. Ahart, Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                 SIGNATURE                                        TITLE                                  DATE
--------------------------------------------    -------------------------------------------    -------------------------


            /S/ Wayne E. Ahart
                                                                                                       3/12/97
--------------------------------------------                                                   -------------------------
              Wayne E. Ahart                          Chairman of the Board, Director
                                                      (Principal Executive Officer)


            /S/ C. Donald Byrd
                                                                                                       3/14/97
--------------------------------------------                                                   -------------------------
              C. Donald Byrd                       Vice Chairman of the Board and Director


             /S/ Kenneth Tobey
                                                                                                        3/6/97
--------------------------------------------                                                   -------------------------
               Kenneth Tobey                               President and Director


            /S/ Barry N. Shamas
                                                                                                       3/12/97
--------------------------------------------                                                   -------------------------
              Barry N. Shamas                     Executive Vice President, Treasurer and
                                                      Director (Principal Financial and
                                                            Accounting Officer)





--------------------------------------------                                                   -------------------------
                Hayden Fry                                        Director



              /S/ John Greig
                                                                                                       3/7/97
--------------------------------------------                                                   -------------------------
                John Greig                                        Director


               /S/ Roy Keppy
                                                                                                        3/7/97
--------------------------------------------                                                   -------------------------
                 Roy Keppy                                        Director


              /S/ Tom Landry
                                                                                                       3/4/97
--------------------------------------------                                                   -------------------------
                Tom Landry                                        Director


          /S/ C. James McCormick
                                                                                                        3/7/97
--------------------------------------------                                                   -------------------------
            C. James McCormick                                    Director


           /S/ James A. Mullins
                                                                                                        3/8/97
--------------------------------------------                                                   -------------------------
             James A. Mullins                                     Director


           /S/ Robert R. Rigler
                                                                                                       3/12/97
--------------------------------------------                                                   -------------------------
             Robert R. Rigler                                     Director




             /S/ Stanley Schoelerman
                                                                                                        3/20/97
--------------------------------------------                                                   -------------------------
            Stanley Schoelerman                                   Director


             /S/ Orville Sweet
                                                                                                        3/6/97
--------------------------------------------                                                   -------------------------
               Orville Sweet                                      Director


             /S/ Charles Thone
                                                                                                        3/7/97
--------------------------------------------                                                   -------------------------
               Charles Thone                                      Director


            /S/ Cecil Alexander
                                                                                                        3/5/97
--------------------------------------------                                                   -------------------------
              Cecil Alexander                                     Director


            /S/ Richard Barclay
                                                                                                        3/8/97
--------------------------------------------                                                   -------------------------
              Richard Barclay                                     Director


           /S/ Eugene A. Cernan
                                                                                                        3/7/97
--------------------------------------------                                                   -------------------------
             Eugene A. Cernan                                     Director


             /S/ Roy Ledbetter
                                                                                                        3/5/97
--------------------------------------------                                                   -------------------------
               Roy Ledbetter                                      Director


            /S/ John E. Miller
                                                                                                        3/8/97
--------------------------------------------                                                   -------------------------
              John E. Miller                                      Director



--------------------------------------------                                                   -------------------------
              Chris Schenkel                                      Director


                          ANNUAL REPORT ON FORM 10-KSB



                             ITEM 14 (a) AND 14 (d)



                              FINANCIAL STATEMENTS



                      FOR THE YEAR ENDED DECEMBER 31, 1996



                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES



                                DES MOINES, IOWA


--------------------------------------------------------------------------------




--------------------------------------------------------------------------------





                     Financial Statements Required by Item 8





                                                                                                       Page Number of 1996
                                                                                                           Form 10-KSB
                                                                                                     -------------------------

Consolidated Balance Sheet, December 31, 1996 and 1995                                                         E-2

Consolidated Statement of Operations for the years ended December 31, 1996 and 1995                            E-3

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1996                E-4
and 1995

Consolidated Statement of Cash Flows for the years ended December 31, 1996 and 1995                            E-5

Notes to Consolidated Financial Statements                                                                     E-6

Report of Independent Accountants on Financial Statements                                                      E-14














================================================================================
                                      E-1


------------------------------------------------------------------------------

-------------------------------------------------------------------------------

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

===============================================================================

                                                                   December 31,           December 31,
                                                                       1996                   1995
                                                                -------------------    -------------------
                    ASSETS

Cash and cash equivalents                                                 $702,769             $1,910,596
Investments available for sale, at fair value (amortized
  cost  $11,854,901; 10,959,766;  respectively )                        11,885,909             11,504,802
Investment in equity securities, common stock
   at market  (cost $108,123; $108,123; respectively)                       35,438                 41,870
                                                                -------------------    -------------------
               Total investments, including cash and
                     cash equivalents                                   12,624,116             13,457,268


Accrued investment income                                                  222,101                252,617
Furniture and equipment, net                                               266,234                303,262
Deferred policy acquisition costs                                          474,667                514,561
Receivable from reinsurer                                                   28,462                142,677
Other assets                                                               485,995                433,827
                                                                -------------------    -------------------

               Total assets                                            $14,101,575            $15,104,212
                                                                ===================    ===================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                               $1,382,280             $1,325,514
   Policy claims payable                                                   816,500                552,235
   Annuity deposits                                                      3,495,571              3,435,834
   Deferred annuity profits                                                610,536                602,719
   Premium deposit funds                                                   177,909                195,542
   Supplementary contracts without life contingencies                       70,515                 84,213
   Other liabilities                                                       415,901                315,358
                                                                -------------------    -------------------

               Total liabilities                                         6,969,212              6,511,415
                                                                -------------------    -------------------

Commitments and contingencies (Note 6)

Shareholders' equity:
   Common stock, $.02 stated value, 45,000,000 shares
      authorized, 23,311,944 shares issued and outstanding                 466,239                466,239
   Additional paid-in capital                                           14,308,230             14,308,230
   Unrealized appreciation (depreciation) of securities                    (41,679)               478,783
   Accumulated deficit                                                  (7,536,322)            (6,596,350)
   Treasury stock, at cost, 138,795 shares                                 (64,105)               (64,105)
                                                                -------------------    -------------------

               Total shareholders' equity                                7,132,363              8,592,797
                                                                -------------------    -------------------

               Total liabilities and shareholders' equity              $14,101,575            $15,104,212
                                                                ===================    ===================

-------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

-------------------------------------------------------------------------------
                                       E-2
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1996 and 1995

===============================================================================

===============================================================================



                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                                              1996                   1995
                                                                       -------------------    ------------------

Income:
   Premium income                                                              $7,245,660            $3,073,819
   Net investment income                                                          863,940               880,368
   Realized gains                                                                  96,863               308,490
                                                                       -------------------    ------------------

               Total income                                                     8,206,463             4,262,677
                                                                       -------------------    ------------------

Expenses:
   Increase in liability for future policy benefits                                55,407                47,670
   Policy benefits and other insurance costs                                    6,353,988             2,618,023
   Amortization of deferred policy acquisition costs                               39,894                48,191
   Operating expenses                                                           2,443,908             1,767,550
   Taxes, other than on income                                                    253,238               137,170
                                                                       -------------------    ------------------

                Total expenses                                                  9,146,435             4,618,604
                                                                       -------------------    ------------------

                Loss from operations before
                     income taxes                                                (939,972)             (355,927)

   Provision for income taxes                                                        -                     -
                                                                       -------------------    ------------------

               Net loss                                                         $(939,972)            $(355,927)
                                                                       ===================    ==================

Net loss per common share                                                          $(0.04)               $(0.02)
                                                                       ===================    ==================

Weighted average number of fully
    paid common shares                                                         23,311,944            23,311,944
                                                                       ===================    ==================













--------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part  of the
consolidated financial statements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1996, and 1995

================================================================================


                                                                                                   Unrealized
                                                               Additional                         (Depreciation)
                                   Common Stock                 Paid-In          Accumulated     Appreciation of        Treasury
                           -------------------------------
                              Shares            Amount           Capital            Deficit          Securities          Stock
                           --------------    -------------    ---------------    ---------------    --------------    -------------

Balance, January 1, 1995      23,311,944          466,239         14,308,272        (6,240,423)         (288,590)         (64,105)
Fractional shares
     repurchased                    -                 -                  (42)              -                -                -
Unrealized appreciation
     of securities                  -                 -                  -                 -             767,373             -

Net loss                            -                 -                  -            (355,927)             -                -

                           --------------    -------------    ---------------    ---------------    --------------    -------------
Balance, December 31, 1995    23,311,944          466,239         14,308,230        (6,596,350)          478,783          (64,105)
Unrealized depreciation
     of securities                  -                 -                  -                 -            (520,462)           -

Net loss                            -                 -                  -            (939,972)             -                -

                           ==============    =============    ===============    ===============    ==============    =============

Balance, December 31, 1996    23,311,944         $466,239        $14,308,230       $(7,536,322)         $(41,679)        $(64,105)
                           ==============    =============    ===============    ===============    ==============    =============

























--------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part  of the
consolidated financial statements.
--------------------------------------------------------------------------------

                                       E-4

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996, and 1995

================================================================================

                                                                                              Year Ended December 31,
                                                                                        ----------------------------------
                                                                                             1996               1995

                                                                                        ---------------    ---------------
Cash flows from operating activities:
   Net loss                                                                                 $(939,972)         $(355,927)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Realized gains on investments                                                           (93,094)          (306,851)
      Realized gains on sale of furniture and equipment                                        (3,769)            (1,639)
      Depreciation                                                                             90,821             65,294
      Amortization of deferred acquisition costs,
        organization costs and state licenses acquired                                         43,003             51,299
      Accretion of bond discount                                                               (4,734)            (7,460)
      Deferred policy acquisition costs                                                       (39,894)           (48,189)
      Change in assets and liabilities:
         Decrease in receivable from reinsurer                                                114,215            172,850
         Decrease (increase) in accrued investment income                                      30,516            (51,497)
         Increase in liability for future policy benefits                                      56,766             49,815
         Increase in policy claims payable                                                    264,265            256,035
         Increase in annuity deposits and deferred profits                                     67,554            127,680
         Decrease in premium deposit funds                                                    (17,633)           (25,343)
         Other, decrease (increase)                                                            86,350            (13,977)
                                                                                        ---------------    ---------------

           Net cash used in operating activities                                             (345,606)           (87,910)
                                                                                        ---------------    ---------------

Cash flows from investing activities:
   Proceeds from sales of investments                                                       1,484,269          1,599,954
   Proceeds from maturity or redemption of investments                                      1,463,351          1,666,657
   Sales of equity securities                                                                       0             22,562
   Proceeds from sale of furniture and equipment                                                9,000              7,340
   Purchase of furniture and equipment                                                        (60,216)          (221,009)
   Purchase of fixed maturity securities                                                   (3,744,927)        (3,195,155)
                                                                                        ---------------    ---------------

           Net cash used in investing activities                                             (848,523)          (119,651)
                                                                                        ---------------    ---------------
Cash flows from financing activities:
   Net payments on supplementary contracts                                                    (13,698)           (89,380)
                                                                                        ---------------    ---------------
            Net cash used in financing activities                                             (13,698)           (89,380)
                                                                                        ---------------    ---------------

Net decrease in cash and cash equivalents                                                  (1,207,827)          (296,941)
Cash and cash equivalents, beginning of period                                              1,910,596          2,207,537
                                                                                        ---------------    ---------------

Cash and cash equivalents, end of period                                                     $702,769         $1,910,596
                                                                                        ===============    ===============





--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                                       E-5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of BNL Financial Corporation and its wholly owned subsidiaries, BNL Equity Corporation, Brokers National Life Assurance Company (BNLAC) and BNL Brokerage Corporation. All significant intercompany balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States with current marketing emphasis on dental insurance. The Company is licensed to sell in 27 states. Substantially all of the Company's life insurance in force is nonparticipating business.

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

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 6.75% to 5.25% during 1996 and 1995.

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

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent US Treasury Bills and other short-term securities. For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flows disclosures, there have been no federal income taxes or interest paid for 1996 and 1995.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $297,409 and $309,498 at December 31, 1996 and 1995, respectively. Depreciation expense was $90,821 and $65,294 for the years ended December 31, 1996, and 1995, respectively.

Other assets include agents' balances reduced by allowance for doubtful accounts of $142,191 and $155,665 at December 31, 1996 and 1995, respectively. Reductions in the allowance account were a credit to bad debt expense recorded in operations of $(13,474) and $(48,000) for the years ended December 31, 1996, and 1995, respectively.

Other assets also include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition. Such licenses are amortized over the related estimated life of the license (40 years) using the straight-line method. Amortization expense of approximately $3,109, was recorded for each of the years ended December 31, 1996, and 1995.

The Company accounts for the 1994 brokers and agents stock option plan using the fair value method as required by SFAS # 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See note 10.

Certain amounts for the year ended December 31, 1995 have been reclassified to conform with the presentation of December 31, 1996 amounts. The reclassifications have no effect on net income for the year ended December 31, 1995.

Net loss per share is based on net loss divided by the weighted average number of fully paid shares.

2.  Shareholders' Equity:

At December 31, 1996 and 1995 shareholders' equity includes approximately $5,187,000 and $6,372,000 respectively, of BNLAC net assets, substantially all of which are restricted from distribution to the parent company without the prior approval of the Arkansas Insurance Department.

BNLAC reports to state regulatory authorities on a statutory accounting basis that differs from the basis used herein. Due to a regulatory requirement associated with the redomestication in 1994, BNLAC must maintain a minimum of $2,300,000 in capital and surplus. Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                                              December 31,
                                               ----------------------------------------
                                                       1996                  1995
                                                       ----                  ----

 Capital and surplus                               $5,035,886            $5,792,668
                                                    ==========            ==========

 Net loss                                           $(756,906)            $(436,054)
                                                    ==========            ==========

The following is a reconciliation of consolidated net loss and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net loss and capital and surplus on a statutory basis:

                                                          December 31, 1996                           December 31, 1995
                                               -----------------------------------------  ------------------------------------------
                                                 Income/Loss        Capital and Surplus     Income/Loss        Capital and Surplus
                                               -----------------  ----------------------  -----------------  -----------------------
Consolidated Reporting Under
Generally Accepted Accounting Principles              $(939,972)             $7,132,363          $(355,927)              $8,592,797
Less Parent Company and BNL Equity                      215,886               1,944,975             20,224                2,220,523
                                               -----------------  ----------------------  -----------------  ----------------------

Brokers National Life Assurance Company                (724,086)              5,187,388           (335,703)               6,372,274

Deferred Acquisition Costs                               39,894                (474,667)            48,188                 (514,561)
Reserve and Premium Adjustments                         (30,424)                222,505            (15,317)                   4,227
Interest Maintenance Reserve/AVR                        (38,920)               (387,489)           (77,919)                (342,604)
Unrealized appreciation (depreciation)
   of securities                                          -                     (22,387)               -                   (480,385)
Annuity Deposits and Related Adjustments                  8,707                 610,536            (73,389)                 828,571
Other                                                   (12,077)               (100,000)            18,086                  (74,854)
                                               -----------------  ----------------------  -----------------  ----------------------

BNLAC Statutory Basis                                 $(756,906)             $5,035,886          $(436,054)              $5,792,668
                                               =================  ======================  =================  ======================

The regular triennial statutory examination for the three year period ending December 31, 1995 was conducted by the Arkansas Insurance Department. During the course of the examination, the Department notified the Company that Arkansas law required that all bonds and other investments held by custodial agreement be registered with the Depository Trust Corporation (DTC) through a custody agreement with an Arkansas bank. As a result of the 1994 merger of Iowa Life
Assurance Company and United Arkansas Life Assurance Company, BNLAC had $4,130,392 of securities registered with DTC through a custodial agreement with a fully-insured investment banking firm. This resulted in a proposal by the Arkansas Insurance Department to nonadmit these assets.

Subsequent to year end, BNLAC satisfied the Department rule by moving the custodial agreement to First Commercial Bank, Little Rock, Arkansas. The department also proposed that a 1996 expense of $77,998 be reclassified to 1995. This amount represents an under estimate of the incurred but not reported dental claims for 1995. The above tables do not include the proposed adjustments. The Arkansas Insurance Department examination report is expected to be released in final form in mid 1997.

3.  Income Taxes:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which prescribes the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities. Changes in future tax rates will result in immediate adjustments to deferred taxes.

The total net operating loss carry forwards at December 31, 1996 were approximately $7,050,000 for income tax reporting. The net operating loss carry forwards expire in years 2000 - 2010. The Company and its subsidiaries will file separate income tax returns for 1996.

A deferred tax asset of $2,870,000 resulted from net operating losses carryovers and temporary differences primarily related to the life insurance subsidiary. The Company has recognized a corresponding valuation allowance of $2,870,000 against the deferred tax asset. This represents a net increase of $270,000 in the deferred tax asset for 1996 and corresponding valuation allowance over the previous year. The Company recognized no current or deferred tax expense or benefit.

4.  Investments:

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:


                                                                             Gross            Gross           Estimated
                                                       Amortized Cost      Unrealized       Unrealized       Market Value
                                                                             Gains            Losses
                                                       ---------------    -------------    -------------    ---------------

December 31, 1996

US Treasury securities and obligations of
  US government corporation and agencies                  $10,972,990         $176,748       $(120,406)        $11,029,332
Obligation of states and political subdivisions               297,461              230         (18,551)            279,140
Corporate Securities                                          310,577            1,203         (10,839)            300,941
Mortgage-backed securities
  GNMA                                                         27,308          -                  (245)             27,063
Public utility bonds                                          246,565            3,727            (859)            249,433
                                                       ---------------    -------------    -------------    ---------------

Totals                                                    $11,854,901         $181,908       $(150,900)        $11,885,909
                                                       ===============    =============    =============    ===============

                                                                             Gross            Gross           Estimated
                                                       Amortized Cost      Unrealized      Unrealized        Market Value
                                                                             Gains            Losses
                                                       ---------------    -------------    -------------    ---------------
December 31, 1995

US Treasury securities and obligations of
   US government corporation and agencies                  $9,721,174         $538,886        $(16,067)        $10,243,993
Obligations of states and political subdivisions              597,342            3,448          -                  600,790
Corporate securities                                          362,597            7,701          (4,664)            365,634
Mortgage-backed securities
   GNMA                                                        30,769            5,796          -                   36,565
Public utility bonds                                          247,884            9,944              (8)            257,820
                                                       ---------------    -------------    -------------    ---------------

Totals                                                    $10,959,766         $565,775        $(20,739)        $11,504,802
                                                       ===============    =============    =============    ===============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1996 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

                                                              December 31, 1996
                                                      ---------------------------------
                                                                           Estimated
                                                      Amortized Cost     Market Value
                                                      ---------------    --------------

Due in one year of less                                  $   346,892          $347,333
Due after one year through five years                      2,290,724         2,297,015
Due after five years through ten years                     4,071,718         4,036,833
Due after ten years                                        5,118,259         5,177,665
                                                      ---------------    --------------
                                                          11,827,593        11,858,846
Mortgage-backed securities                                    27,308            27,063
                                                      ---------------    --------------

                                                         $11,854,901       $11,885,909
                                                      ===============    ==============

Proceeds from sales and maturities of investments in fixed maturity securities for the years ended December 31, 1996 and 1995 were $2,947,620 and $3,266,611, respectively. Gross gains of $97,757 and $307,416 and gross losses of $4,663 and $565 were realized on those December 31, 1996, and 1995 sales, respectively.

Investment in equity securities at December 31, 1996 and 1995 represents common stock investments as follows:

                                            1996                            1995
                                  -----------------------------    -----------------------------
                                                      Market                           Market
                                      Cost            Value            Cost            Value
                                  -------------    ------------    -------------    -------------

Banks, trusts and
     insurance companies            $    2,423       $     438       $    2,423        $     625
Industrial, savings
     and loans and other               105,700          35,000          105,700           41,245
                                  -------------    ------------    -------------    -------------

                                      $108,123         $35,438         $108,123          $41,870
                                  =============    ============    =============    =============


Net investment income for the years ended December 31, 1996 and 1995 is as follows:

                                                        December 31,
                                                ------------------------------
                                                    1996             1995
                                                -------------    -------------

Interest on debt securities and
     cash investments                               $878,573         $897,175
Dividends on equity securities                       -                    169
                                                -------------    -------------

                                                     878,573          897,344
Investment expenses                                  (14,633)         (16,976)
                                                -------------    -------------

Net investment income                               $863,940         $880,368
                                                =============    =============


Net realized gains and losses are summarized below:

                                                        December 31,
                                                ------------------------------
                                                    1996             1995
                                                -------------    -------------

Debt securities                                      $93,094         $307,374
Equity securities                                    -                   (523)
                                                -------------    -------------

                                                     $93,094         $306,851
                                                =============    =============


Included in 1996 and 1995 realized gains on debt securities is $30,205 and $188,456, respectively of gains on taxable municipal bonds that were written down in 1991 to 25% of par value for a total realized loss of $522,282. The taxable municipal bonds were of three issuers whereby the proceeds of the securities were invested in guaranteed investment contracts (GICs) of Executive Life Insurance Company (Executive Life). Executive Life was placed under rehabilitation by the California regulators in 1991. In 1993, a rehabilitation plan was approved and in 1996, 1995 and 1994 the Company received a portion of the principal in excess of the book value and back interest on the bonds.

5.  Fair Value of Financial Instruments

                                                                     1996                                     1995
                                                       ---------------------------------        ---------------------------------
                                                          Carrying           Fair                  Carrying           Fair
                                                           Amount            Value                  Amount            Value
Assets                                                 ---------------- ----------------        ---------------- ----------------

Cash and Cash Equivalents
    (Note 1)                                                 $ 702,769        $ 702,769    (a)      $ 1,910,596      $ 1,910,596 (a)
Investments-fixed maturity, available for sale
    (Note 4 & Note 1)                                       11,885,909       11,885,909    (b)       11,504,802       11,504,802 (b)
Investments-equity securities
    (Note 4 & Note 1)                                           35,438           35,438    (b)           41,870           41,870 (b)
Other financial instruments-Assets                             315,057          315,057    (a)          316,428          316,428 (a)
                                                       ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                         $12,939,173      $12,939,173             $13,773,696      $13,773,696
                                                       ================ ================        ================ ================

Liabilities

Premium deposit funds                                         $177,909         $177,909    (a)         $195,542         $195,542 (a)
Supplementary contracts without life contingencies
     (Note 1)                                                   70,515           70,515    (a)           84,213           84,213 (a)
Annuity deposits
     (Note 1)                                                3,495,571        3,495,571    (a)        3,435,834        3,435,834 (a)
                                                       ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                     $3,743,995       $3,743,995              $3,715,589       $3,715,589
                                                       ================ ================        ================ ================

(a) The indicated assets and liabilities are carried at book value which approximate fair value.
(b) Fair value of investments are based on quoted market price or dealer quotes, when available. If quotes are not available, fair values are based on quoted prices of comparable instruments.


6.  Commitments and Contingencies:

The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending lawsuit alleging violation of the Arkansas Securities Act. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result has been made in the financial statements. In the opinion of management, the existing litigation is not considered to be material in relation to the Company's financial position.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:

                                                         1997              $99,072
                                                         1998              $92,268
                                                         1999              $55,944
                                                         2000                   $0
                                                   Thereafter                   $0
                                                             ----------------------
                                                        Total             $247,284
                                                             ======================

Related lease cost incurred for the years ended December 31, 1996 and 1995 was $110,486 and $101,480, respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guarantee fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Cash deposits in excess of federally insured limits are approximately $168,000 at December 31, 1996.

7. Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.

                                                            1996                     1995
                                                      ------------------      -------------------
Balance at January 1                                           $552,235                 $296,200
 Less Reinsurance Recoverable                                   120,735                  260,730
                                                      ------------------      -------------------
Net Balance at January 1                                        431,500                   35,470
                                                      ------------------      -------------------

Incurred related to:
  Current year                                                5,016,402                1,902,000
  Prior years                                                    72,837                    1,688
                                                      ------------------      -------------------
Total Incurred                                                5,089,239                1,903,688
                                                      ------------------      -------------------

Paid related to:
  Current year                                                4,090,828                1,475,000
  Prior years                                                   618,572                   32,658
                                                      ------------------      -------------------
Total paid                                                    4,709,400                1,507,658
                                                      ------------------      -------------------

Net Balance at December 31                                      811,339                  431,500
  Plus reinsurance recoverable                                    5,161                  120,735
                                                      ==================      ===================
Balance at December 31                                         $816,500                 $552,235
                                                      ==================      ===================

8.  Reinsurance:

Liability for future policy benefits is reported before the effects of reinsurance. Reinsurance receivable (including amounts related to insurance liabilities) is reported as assets. Estimated reinsurance receivable is recognized in a manner consistent with the liabilities related to the underlying reinsurance contracts. Such amounts have been presented in accordance with Statement of Financial Standards No. 113 "Accounting and Reporting for
Reinsurance of Short Duration and Long Duration Contracts." The Company is liable if the reinsuring companies are unable to meet their obligations under the reinsurance agreements.

In 1994 the Company wrote dental business of which 90% was ceded, under a quota share reinsurance agreement, to UniLife Insurance Company (UniLife). Effective January 1, 1995, the agreement was modified to a 50% quota share reinsurance agreement. In March 1995, BNLAC received notice from UniLife of termination of the quota share reinsurance agreement. Effective November 1, 1995, BNLAC started administrating and retaining 100% of the group dental business. Dental premiums collected for the years ended December 31, 1996 and 1995 were approximately $6,926,000 and $4,159,000 respectively, of which approximately $6,851,000 and $2,504,000 were included in premium income.

The Company retains a maximum of $35,000 on any one risk and reinsures the remainder with Business Mens Assurance Company. The rating by A.M. Best Company of Business Mens Assurance Company, the primary life reinsurer, was "A+" (Superior) for 1995.
Following is a summary of reinsurance for December 31, 1996 and 1995:

                                                                                                         Percentage
                                                       Ceded to         Assumed                          of Amount
                                        Gross           other          from other      Net Amounts       Assumed to
                                       Amount         Companies        Companies                            Net
                                    -------------    -------------    -------------    -------------    -------------
        December 31, 1996

Life Insurance in force
   (in thousands)                        $33,796          $11,091           $7,252          $29,957          24.2%
                                    =============    =============    =============    =============    =============

Premiums-life insurance                  $389,543         $43,475          $20,961         $367,029           5.7%
Premiums-accident and health            6,878,631            -                -           6,878,631            -
                                    -------------    -------------    -------------    -------------    -------------
Total insurance premiums               $7,268,174         $43,475          $20,961       $7,245,660           0.3%
                                    =============    =============    =============    =============    =============


                                                                                                         Percentage
                                                       Ceded to         Assumed                          of Amount
                                        Gross           other          from other      Net Amounts       Assumed to
                                       Amount         Companies        Companies                            Net
                                    -------------    -------------    -------------    -------------    -------------
        December 31, 1995

Life Insurance in force
  (in thousands)                         $35,310          $11,486           $6,631          $30,455          21.7%
                                    =============    =============    =============    =============    =============

Premiums-life insurance                 $406,093          $40,915          $16,758         $381,936           4.3%
Premiums-accident and health           2,691,883             -                -           2,691,883            -
                                    -------------    -------------    -------------    -------------    -------------
                                      $3,097,976          $40,915          $16,758       $3,073,819           0.5%
                                    =============    =============    =============    =============    =============

9. Related Party Transactions/Certain Relationships

During the year ended December 31, 1995 and up to July 26, 1996, as part of the Company's routine investment program, certain purchases and sales of securities were effected through a broker firm owned by the brother of the Chairman of the Board of the Company. The above-described transactions were executed pursuant to a clearing agreement between an unaffiliated brokerage firm and a member of the New York Stock Exchange. Total purchases and sales executed under the agreement were approximately $4,300,000 and $9,800,000 during 1996 and 1995 respectively. Fees paid to the related broker were $5,855 and $7,197 for 1996 and 1995 respectively. Effective July 26, 1996, the broker firm was merged into First Commercial Investments, Inc. Throughout the remainder of 1996, the Company purchased and sold approximately $1700,000 worth of securities from First Commercial Investments Inc., from which the brother of the Chairman of the Board received $4,207 commissions. The Company anticipates continuing this arrangement in the future.

10.  Stock Option and Stock Bonus Plan

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. A maximum of 250,000 shares will be available under the plan and the option period may not exceed a term of 5 years. The duration of the plan is ten years and it will be administrated by a four member committee of Directors. During 1996 and 1995 the Company granted 101,725 and 26,400 stock options respectively, with

10.  Stock Option and Stock Bonus Plan Continued

an exercise price of $.50 per share. No options were exercised in 1996 or 1995. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $800 and $200 in 1996 and 1995 respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions including risk free interest rate of 6.5%, expected life of 3 years, expected volatility of 11% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 2.6 years. See note 1.

In November 1996, the Board of Directors authorized a stock bonus plan for the benefit of certain officers of the corporation subject to specific guidelines. No stock bonus will be granted unless the company has consolidated after-tax profits. The plan has not been formally established.

11.  The Offering

As a condition of the public offering, an escrow agreement with an effective date of February 28, 1994, prohibits sale or transfer of the organizers' shares until any one of the following conditions is satisfied:

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


12.  Subsequent Events

The Brokers National Life Employee Pension Plan was adopted January 1, 1997. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary, however the Company is not contributing at this time.

On February 28, 1997, BNL Financial Corporation and BNL Equity Corporation contributed $500,000 to the gross paid-in and contributed surplus of Brokers National Life Assurance Company.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS

================================================================================




To the Board of Directors and Shareholders
BNL Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of BNL Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                       /S/ Smith Carney & Co.
                                                       ------------------------
Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c
February 13, 1997