Form 10QSB
period 1997-03-31
BNL FINANCIAL CORP
filed 1997-05-15
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from______to_____
Commission File No. 0-16880

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____ As of March 31, 1997, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__



Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                                March 31
     ASSETS                                       1997       December 31,
                                              (Unaudited)        1996
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $11,829,278     $11,885,909
   Equity securities, common stock .......        30,438          35,438
   Cash and cash investments .............       246,610         702,769
                                             -----------     -----------
        Total Investments                     12,106,326      12,624,116
Accrued investment income ................       231,040         222,101
Furniture and equipment ..................       269,302         266,234
Deferred policy acquisition costs ........       465,199         474,667
Receivable from reinsurer ................        23,301          28,462
Other assets .............................       785,395         485,995
                                             -----------      ----------
       TOTAL ASSETS                          $13,880,563     $14,101,575
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,407,969      $1,382,280
   Policy claims payable.................        950,000         816,500
   Premium deposit fund .................        140,152         177,909
   Annuity deposits .....................      3,456,954       3,495,571
   Deferred annuity profits .............        615,737         610,536
   Supplementary contracts without
       life contingencies ...............         66,955          70,515
   Other liabilities ....................        453,392         415,901
                                              ----------      ----------
       Total liabilities                       7,091,159       6,969,212
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................        (199,683)       (41,679)
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (7,721,277)     (7,536,322)
                                              ----------     -----------
     Total shareholders' equity                6,789,404       7,132,363
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $13,880,563     $14,101,575
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                    BNL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                             Three Months Ended
                                                                March 31,
                                                        ---------------------------
                                                            1997             1996
                                                        -----------     -----------

REVENUES:
   Premium income ..................................   $  2,267,090    $  1,615,379
   Investment income ...............................        209,567         215,290
   Realized gains on investments ...................         18,764           3,913
                                                        -----------     -----------
    Total income ...................................      2,495,421       1,834,582
                                                        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......      1,878,840       1,454,981
   Increase in liability for future policy benefits          19,189         (16,294)
   Amortization of deferred policy acquisition costs          9,468           7,376
   Operating expenses ..............................        664,099         582,620
   Taxes, other than on income .....................        108,780          61,493
                                                        -----------     -----------

    Total expenses .................................      2,680,376       2,090,176
                                                        -----------     -----------

    OPERATING INCOME (LOSS) ........................       (184,955)       (255,594)

Provision for income taxes .........................              0               0
                                                        -----------     -----------

    NET INCOME (LOSS) ..............................   ($   184,955)  ($    255,594)
                                                        ===========     ===========

   Net loss per share ..............................   ($      0.01)  ($       0.01)
                                                        ===========     ===========
    Weighted average number
    of shares ......................................     23,311,944      23,311,944
                                                        ===========     ===========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                    Three Months
                                                               Ended          Ended
                                                              03/31/97       03/31/96
                                                              --------       --------
Cash flows from operating activities:
Net loss ...................................................($  184,955)   ($  255,594)
Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
 Realized (gain) loss on investments .......................    (22,843)          (143)
 Realized (gain) loss on sale of furniture and equipment....      4,079         (3,770)
 Depreciation ..............................................     22,921         22,486
 Amortization of deferred acquisition
    costs and state licenses acquired ......................      9,468          8,153
 Accretion of bond discount ................................     (1,038)        (3,179)

Change in assets and liabilities:
 Increase in accrued investment income .....................     (8,939)        (7,160)
 Decrease (increase) in receivable from reinsurer...........      5,161        (29,757)
 Decrease in premium deposit fund ..........................    (37,757)        (8,366)
 Increase (decrease)in annuity deposits and deferred profits    (33,416)        88,371
 Increase in liability for future policy
    benefits ...............................................     25,689         32,718
 Increase in policy claims payable..........................    133,500        313,735
 Other net .................................................   (261,911)      (332,145)
                                                              ----------      ---------
     Total adjustments .....................................   (165,086)        80,943
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................   (350,041)      (174,651)

Cash flows from investing activities:
  Sales of debt securities .................................    726,760        897,765
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................        201          9,000
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................    (30,269)       (34,216)
  Purchase of fixed maturity securities ....................   (799,250)    (2,047,067)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities      (102,558)    (1,174,518)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................     (3,560)        (3,360)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities        (3,560)        (3,360)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents .......   (456,159)    (1,352,529)

Cash and cash equivalents, beginning of year ............       702,769      1,910,596
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   246,610    $   558,067
                                                              =========      =========

        (See notes to Consolidated Financial Statements)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results on a basis consistent with the prior period. The statements have been prepared to conform to the requirements of Form 10-QSB and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, previously filed with the Commission, for financial statements for the year ended December 31, 1996, prepared in accordance with GAAP. Net income (loss) per share of common stock is based on the weighted average number of outstanding common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1997, the Company had liquid assets of $246,610 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash

The major components of operating cash flows are premium, annuity deposits and investment income. In the first quarter of 1997, BNLAC collected $2,333,000 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $209,567.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At March 31, 1997, BNLAC had statutory capital and surplus exceeding $5.4 million. In February 1997, the Company and BNL Equity Corporation contributed $500,000 to the gross paid in and contributed surplus of BNLAC.

Results of Operations

Premium income for the first three months of 1997 was $2,267,090 compared to $1,615,379 for the same period in 1996. The increase of $651,711 or 40% was due to increase in sales of group dental insurance in the last three quarters of 1996 and first quarter of 1997.

Net investment income was $209,567 for the period ended March 31, 1997 compared to $215,290 for the same period in 1996. The decrease was due to a reduction in the amount of investments in 1997 compared to 1996.

Realized gains on investments were $18,764 in the first nine months of 1997 compared to $3,913 for the same period in 1996. The increase in realized gains was due to bonds sold in the normal course of the Company's investment activity.

In the first three months of 1997, policy benefits and other insurance costs were $1,878,840 compared to $1,454,981 for the same period in 1996. The increase was due to an increase in claims and commissions resulting from the increase in dental business in force.

For the period ended March 31, 1997, the increase (decrease) in liability for future policy benefits was $19,189 compared to $(16,294) in 1996. The increase in 1997 was due to an increase in group dental unearned premium reserves for the year and an increase in GAAP life reserves.

Amortization of deferred policy acquisition costs were $9,468 and $7,376 for the first quarter of 1997 and 1996 respectively. Amortization of deferred policy acquisition costs should continue to decrease as the asset is reduced over the upcoming years.

Operating expenses increased from $582,620 in the first quarter of 1996 to $664,099 in 1997. The increase in operating expenses was primarily due to an increase in printing expense and claims administrative expense - all of which are attributable to the increase volume of dental insurance in force.

Taxes, other than on income, fees and assessments were $108,780 for the first three months of 1997 compared to $61,493 for the same period in 1996. The increase was due to an increase in premium taxes on the increased premiums collected and an increase in state filing fees for advertising and policy form approval.

The net loss from operations for the first quarter of 1997 was $184,955 compared to $255,594 for the same period in 1996. The decrease is primarily due to a reduction in policy benefits and other insurance costs and operating expenses as a percentage of premium income in 1997 versus 1996. Manangement anticipates this trend will continue as increased dental business is put in force.

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

The Company has retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. The company believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. The Company intends to vigorously defend the matter and on August 13, 1996, filed an answer denying all alleged violations. The Company is pursuing sanctions against appropriate parties.
 .

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

Item 5.  Other Information.
None
te of
security holders during the covered period. Item 5. Other Information. None

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

  4.2        Articles  of  Incorporation   of  BNL  Financial        Incorporated  by reference to Exhibit 3.1 of the
             Corporation  (formerly  United Iowa Corporation),       Company's  Annual  Report on Form 10-K for the d
             dated January 27, 1984 and Amendment to Articles        period ending December 31, 1993.
             of  Incorporation on BNL Financial Corporation,
             dated November 13, 1987.

  10.1       Form of Agreement between Commonwealth Industries       Filed with 10-QSB for the period ended September
             Corporation, American Investors Corporation and         30, 1994.
             Wayne E. Ahart regarding rights to purchase shares
             of the Company.

  10.2       Agreement dated December 21, 1990 between               Filed with 10-QSB for the period ended March 31,
             Registrant and C. Donald Byrd granting Registrant       1996.
             right of first refusal as to future transfers of
             Mr. Byrd's shares of the Company's common stock.


  10.3       Subscription Agreement dated March 2, 1994              Incorporated by reference to S-4 Registration
                                                                     Statement No. 33-70318

  10.4       Stock Escrow Agreement dated February 28, 1994          Incorporated by reference to S-4 Registration
                                                                     Statement No. 33-70318

  10.5       Merger Agreement between United Arkansas                Incorporated by reference to S-4 Registration
             Corporation and USSA Acquisition Inc. dated             Statement No. 33-70318
             February 11, 1994

  10.6       Merger Agreement between Iowa Life Assurance            Filed with 10-QSB for the period ended March 31,
             Company and United Arkansas Life Assurance Company      1994
             dated March  2, 1994

  10.7       Office lease dated March 24, 1994, between Brokers      Filed with 10-QSB for the period ended September
             National Life Assurance Company (formerly Iowa          30, 1994
             Life Assurance Company) and Enclave KOW, Ltd., for
             premises in Austin, Texas.


  10.8       Amendment Number Two to the Quota Share                 Filed with Form 8-K dated January 18, 1995
             Reinsurance Agreement dated 8/10/91 between
             Registrant and UniLife Insurance Co. of San
             Antonio, Texas

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

                                                  BNL FINANCIAL CORPORATION
                                                        (Registrant)



Date: May 9,  1997                        __________________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: May 9, 1997                         __________________________________
                                      By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)