Form 10QSB
period 1997-06-30
BNL FINANCIAL CORP
filed 1997-08-14
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997

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

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                                June 30
     ASSETS                                       1997       December 31,
                                              (Unaudited)        1996
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $11,939,152     $11,885,909
   Equity securities, common stock .......        32,838          35,438
   Cash and cash investments .............       337,915         702,769
                                             -----------     -----------
        Total Investments                     12,309,906      12,624,116
Accrued investment income ................       235,723         222,101
Furniture and equipment ..................       256,994         266,234
Deferred policy acquisition costs ........       449,826         474,667
Receivable from reinsurer ................        23,301          28,462
Other assets .............................       497,782         485,995
                                             -----------      ----------
       TOTAL ASSETS                          $13,773,532     $14,101,575
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,392,921      $1,382,280
   Policy claims payable.................        885,000         816,500
   Premium deposit fund .................        139,366         177,909
   Annuity deposits .....................      3,421,804       3,495,571
   Deferred annuity profits .............        615,737         610,536
   Supplementary contracts without
       life contingencies ...............         63,367          70,515
   Other liabilities ....................        552,623         415,901
                                              ----------      ----------
       Total liabilities                       7,070,819       6,969,212
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................        (39,522)        (41,679)
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (7,968,129)     (7,536,322)
                                              ----------     -----------
     Total shareholders' equity                6,702,713       7,132,363
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $13,773,532     $14,101,575
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                        ---------------------------    --------------------------
                                                            1997            1996          1997            1996
                                                        -----------     -----------    -----------     -----------

REVENUES:
   Premium income ..................................   $  2,555,179    $  1,774,936   $  4,822,269    $  3,390,315
   Investment income ...............................        229,940         218,219        439,507         433,509
   Realized gains on investments ...................         23,147          12,546         41,911          16,459
                                                        -----------     -----------     ----------      ----------
    Total income ...................................      2,808,266       2,005,701      5,303,687       3,840,283
                                                        -----------     -----------     ----------      ----------

EXPENSES:
   Policy benefits and other insurance costs .......      2,268,801       1,547,136      4,147,641       3,002,118
   Increase in liability for future policy benefits         (15,048)          8,232          4,141          (8,062)
   Amortization of deferred policy acquisition costs         15,373          14,976         24,841          22,352
   Operating expenses ..............................        695,132         628,825      1,359,231       1,211,444
   Taxes, other than on income .....................         90,860          66,244        199,640         127,737
                                                        -----------     -----------     ----------      ----------

    Total expenses .................................      3,055,118       2,265,413      5,735,494       4,355,589
                                                        -----------     -----------     ----------      ----------

    OPERATING INCOME (LOSS) ........................       (246,852)       (259,712)      (431,807)       (515,306)

Provision for income taxes .........................              0               0              0               0
                                                        -----------     -----------     ----------      ----------

    NET INCOME (LOSS) ..............................   ($   246,852)  ($    259,712)  ($   431,807)   ($   515,306)
                                                        ===========     ===========     ==========      ==========

   Net loss per share ..............................   ($      0.01)  ($       0.01)  ($      0.02)   ($      0.02)
                                                        ===========     ===========     ==========      ==========

    Weighted average number
    of shares ......................................     23,311,944      23,311,944     23,311,944      23,311,944
                                                        ===========     ===========     ==========      ==========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                    Six Months
                                                               Ended          Ended
                                                              06/30/97       06/30/96
                                                              --------       --------
Cash flows from operating activities:
Net loss ...................................................($  431,807)   ($  515,306)
Adjustments to reconcile  net loss to net cash
  provided by (used in) operating activities:
 Realized (gain) loss on investments .......................    (45,990)       (12,689)
 Realized (gain) loss on sale of furniture and equipment....      4,079         (3,770)
 Depreciation ..............................................     46,923         46,669
 Amortization of deferred acquisition
    costs and state licenses acquired ......................     24,841         23,906
 Accretion of bond discount ................................     (1,782)        (2,835)

Change in assets and liabilities:
 Increase in accrued investment income .....................    (13,622)       (39,695)
 Decrease (increase) in receivable from reinsurer...........      5,161              0
 Decrease in premium deposit fund ..........................    (38,543)        (9,483)
 Increase (decrease)in annuity deposits and deferred profits    (68,566)        86,320
 Increase in liability for future policy
    benefits ...............................................     10,641        (41,797)
 Increase in policy claims payable..........................     68,500        (33,735)
 Other net .................................................    124,934        (31,237)
                                                              ----------      ---------
     Total adjustments .....................................    116,576        (18,346)
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................   (315,231)      (533,652)

Cash flows from investing activities:
  Sales of debt securities .................................  1,496,496      1,561,854
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................        201          9,000
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................    (41,963)       (45,417)
  Purchase of fixed maturity securities .................... (1,497,209)    (2,547,183)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities       (42,475)    (1,021,746)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................     (7,148)        (6,755)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities        (7,148)        (6,755)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents .......   (364,854)    (1,562,153)

Cash and cash equivalents, beginning of year ............       702,769      1,910,596
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   337,915    $   348,443
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At June 30, 1997, the Company had liquid assets of $337,915 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash

The major components of operating cash flows are premium, annuity deposits and investment income. In the first half of 1997, BNLAC collected $5,040,213 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $439,507.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At June 30, 1997, BNLAC had statutory capital and surplus exceeding $5.158 million. In February 1997, the Company and BNL Equity Corporation contributed $500,000 to the gross paid in and contributed surplus of BNLAC.

Results of Operations
Premium income for the first six months of 1997 was $4,822,269 compared to $3,390,315 for the same period in 1996. The increase of $1,431,954, or 42%, was due to increase in sales of group dental insurance in the last half of 1996 and first half of 1997.

Net investment income was $439,507 for the period ended June 30, 1997 compared to $433,509 for the same period in 1996. The increase was due to interest received on GIC bonds.

Realized gains on investments were $41,911 in the first six months of 1997 compared to $16,456 for the same period in 1996. The increase in realized gains was due to bonds sold in the normal course of the Company's investment activity.

In the first six months of 1997, policy benefits and other insurance costs were $4,147,641 compared to $3,002,118 for the same period in 1996. The increase was due to an increase in claims and commissions resulting from the increase in dental business in force.

For the period ended June 30, 1997, the increase (decrease) in liability for future policy benefits was $4,141 compared to $(8,062) in 1996. The increase in 1997 was due to an increase in group dental unearned premium reserves for the year and an increase in GAAP life reserves.

Amortization of deferred policy acquisition costs were $24,841 and $22,352 for the first half of 1997 and 1996 respectively. Amortization of deferred policy acquisition costs should remain relatively constant as the asset is reduced over the upcoming years.

Operating expenses increased from $1,211,444 in the first half of 1996 to $1,359,231 in 1997. The increase in operating expenses was primarily due to an increase in legal fees (see legal proceeding), printing expense and claims administrative expense - which are attributable to the increase volume of dental insurance in force.

Taxes, other than on income, fees and assessments were $199,640 for the first six months of 1997 compared to $127,737 for the same period in 1996. The increase was due to an increase in premium taxes on the increased premiums collected and an increase in state filing fees for advertising and policy form approval.

The net loss from operations for the first half of 1997 was $431,807 compared to $515,306 for the same period in 1996. The decrease is primarily due to a reduction in other insurance costs and operating expenses as a percentage of premium income in 1997 versus 1996. Management anticipates this trend will continue as increased dental business is put in force.

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

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company and its consolidated subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders.
The Company's Annual Meeting of Shareholders was held on May 20, 1997 in Little Rock, Arkansas. At the annual meeting, the following individuals were elected to the Company's Board of Directors.

Wayne E. Ahart           Richard Barclay               Eugene A. Cernan
John Greig               Tom Landry                    C. James McCormick
James A. Mullins         Chris Schenkel                Barry Shamas
Kenneth Tobey            Cecil Alexander               C. Donald Byrd
Hayden Fry               Roy Keppy                     Roy Ledbetter
John E. Miller           Robert R. Rigler              L. Stanley Schoelerman
Orville E. Sweet

12,457,328 shares were voted in favor of Messrs. Barclay and Greig; 12,454,328 voted in favor of Mr. Miller; 12,453,326 shares voted in favor of Messrs. Schoelerman and Sweet; 12,452,126 shares voted in favor of Messrs. Ahart and Byrd; 12,451,226 shares voted in favor of Messrs. Alexander, Cernan and Ledbetter; 12,449,726 shares voted in favor of Mr. Rigler; 12,448,226 shares voted in favor of Mr. Mullins; 12,448,142 shares voted in favor of Mr. McCormick; 12,447,026 shares voted in favor of Mr. Schenkel; 12,446,642 shares voted in favor of Mr. Landry; 12,445,142 shares voted in favor of Mr. Keppy; and 12,440,060 shares voted in favor of Mr. Fry. 94,516 shares were withheld from all directors.

The shareholders ratified the selection of Amend, Smith & Co., as the Corporation's independent auditors for the fiscal year 1996. 12,147,860 shares were voted in favor; 47,430 were voted against; and 96,052 shares abstained.

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

  10.9       Stock Bonus Agreement between BNL Financial             Attached as Exhibit 10.9
             Corporation and C. Donald Bryd and Kenneth Tobey

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

                                                      BNL FINANCIAL CORPORATION
                                                      (Registrant)



Date: August 11,  1997                    __________________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: August 11, 1997                     __________________________________
                                      By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)

Exhibit 10.9
                                          STOCK BONUS AGREEMENT

This Stock Bonus Agreement (the "Agreement") is made effective as of the 1st day of January, 1997, between BNL Financial Corporation (the "Company") and Kenneth Tobey ("Employee").

Whereas, the Employee serves as an executive officer of the Company; and

Whereas, the Company desires to encourage the Employee to remain as an employee of the Company and for the Employee to have a growing personal interest in the continued success and progress of the Company; and

Whereas, the Company desires to offer certain compensation to the Employee for the performance of his duties through the purchase of stock as herein provided; and

Whereas,  the Company and  Employee  desire to enter into an  agreement  setting
forth  the  rights  and  obligations  of  the  respective   parties  under  said
compensation arrangement;

Now, therefore, in consideration of the foregoing and the covenants contained herein, the Company and Employee agree as follows:

1. Establishment of Committee. A committee (the "Committee") of the board of directors of the Company shall be established to implement the terms of this Agreement. If the board shall not establish a separate committee for that purpose, the Compensation Committee of the board shall act as the Committee.

2. Allocation of Profits. Subject to the terms and conditions set forth in this Agreement, the Company agrees that it will allocate and set aside an amount equal to two and one-half percent (2 1/2%) of the net profits, after taxes, of the Company each year (the "Allocated Amount"). For purposes of the Agreement, "net profits, after taxes" shall be calculated in accordance with generally accepted accounting principles, with the amount to be determined from the year-end financial statements of the Company.

3. Use of Allocated Amount. The Allocated Amount shall be used by the Company in the following manner: (i) the Company shall withhold any amounts necessary to pay all required taxes and similar charges required to be withheld on account of the payment of compensation to the Employee; and (ii) after deduction for the withholding of taxes and other charges as provided in the aforesaid subsection, the funds remaining of the Allocated Amount shall be used to purchase shares of the Company's common stock (the "Shares") for and on behalf of the Employee.

4. Timing of the Allocation. When the annual financial statements of the Company have been received by the Company, a copy thereof shall be promptly given to the Committee, together with a statement from the chief financial officer, or other person designated by the Committee to make such calculation, of the determination of the Allocated Amount hereunder. Upon receipt of the financial information and the calculation as herein provided, the Committee shall direct the appropriate officers or employees of the Company to set aside the Allocated Amount for purposes of making the purchases herein contemplated and shall make such arrangements as it deems appropriate to complete such purchases. It is the intention of the parties hereto that all such purchases shall take place as soon as reasonably practicable after the setting aside of the Allocated Amount.

5. Purchase of Shares. If possible, the Shares shall be purchased on the open market at the then-current market price. In the event that an insufficient number of shares shall be available for purchase on the open market so as to be able to fully utilize the Allocated Amount for the purchase of Shares, the Allocated Amount may be used to purchase shares directly from the Company. If the Shares are purchased from the Company, the price shall be established at the then-current market price or, if no such market exists, at a price to be established by the board of directors of the Company. The Committee shall be responsible for determining the timing and source of the purchases and shall use reasonable efforts to comply with the intent of this agreement as herein expressed.

6. Issuance of Shares. The Shares shall be purchased in the name of the Employee and shall be issued in his name or, upon the request of the Employee, be issued in joint tenancy with the Employee and any person designated by the Employee. Neither the Company nor the Committee shall acquire any interest in or title to any of the Shares.

7. Interpretation and Implementation of the Agreement. The Committee shall have the full authority to interpret and implement this Agreement. The Company and the Employee agree that any determination, if reasonable and made in good faith, of the Committee shall be binding upon the parties.

8. Limitation on Annual Amount. The Allocated Amount for any one year shall not exceed fifty thousand dollars ($50,000).

9. Limitation on Shares to be Purchased. This Agreement shall cease and the Employee shall not be entitled to receive any additional Shares hereunder when the total number of Shares purchased for the Employee shall be four hundred thousand (400,000).

10. Termination of the Agreement by the Company. The Company may terminate the Agreement at any time; provided, however, that the Employee shall be entitled to receive any and all Shares to which he is entitled prior to the date of the termination. If the Agreement is terminated after the end of the Company's fiscal year but before the purchase of any Shares under the Agreement on account of the results of the Company for the prior year, the Employee shall be entitled to receive the entire amount which would be due for the prior fiscal year. If the Agreement is terminated prior to the end of the Company's fiscal year, the Committee shall make such adjustments to the Allocated Amount due, if any, to Employee for that fiscal year as it deems appropriate. In making such determination the Committee shall act in a reasonable manner and shall take into account such factors as the length of time during the year the Agreement was in effect and the Employee's contribution during the year to the success of the Company.

11.  Automatic  Termination  upon  Termination of Employee.  The  termination of
Employee's employment with the Company shall act as a termination of the Agreement at the date of Employee's termination, subject to the following: (a) If Employee voluntarily terminates after the end of the Company's fiscal year but before the Employee has received the Allocated Amount, Employee shall be entitled to receive the entire Allocated Amount for that previous fiscal year.
(b) If Employee voluntarily terminates his employment with the Company before the end of the fiscal year, Employee shall not be entitled to receive any of the Allocated Amount for that fiscal year unless the Committee shall, in its sole discretion, determine that such payment, or a portion thereof, would be appropriate. (c) If Employee's employment with the Company is terminated by the Company for any reason other than for cause, as hereinafter defined, during the fiscal year, the Employee shall be entitled to receive that proportion of the Allocated Amount which the amount of time during which he was employed bears to the entire fiscal year. (d) If Employee's employment with the Company is terminated by the Company for cause, Employee shall not be entitled to receive any amount hereunder for that fiscal year.

For purposes of this section, "for cause" shall mean dishonesty, theft, conviction of a serious misdemeanor or felony, drunkenness or drug use, unethical business conduct, breach of trust or a material breach of this Agreement. "For cause" shall also include the failure of the Employee for any reason, within ten (10) days after receipt of Employee of written notice from the Company, to correct, cease, or otherwise alter any insubordination, failure to comply with instructions or other action or omission to act that in the opinion of the Company does or may materially and adversely affect its business or operations.

12. Possible Restriction on Shares. Employee recognizes and agrees that the Shares may be "restricted securities" as that term is defined under the federal securities laws if the Shares have been purchased directly from the Company or in a manner that would require the Shares to be restricted securities." The Company agrees that it will use reasonable efforts to purchase the Shares in such a fashion that they will not be considered "restricted securities" but makes no guaranty or other assurance that the Shares will be so acquired.

13. Assignability. The Employee may not assign his rights hereunder; provided, however, that, in the event of the disability of the Employee, his interests may be exercised by his representative, guardian or similar agent and that, in the event of the death of the Employee, his estate and heirs may acquire and exercise any and all of his rights hereunder which exist at the date of his death.

14. Entire Agreement. This Agreement constitutes the entire agreement of the parties with respect to the matters contained herein.

15. Right to Employment. Nothing contained herein shall be construed as providing Employee with any rights to continued employment with the Company.

The parties agree that this agreement shall become effective as of the date first set forth above.


/S/ Kenneth Tobey_________________
Kenneth Tobey
"Employee"



BNL Financial Corporation
"Company"


BY: /S/ Wayne Ahart________________
A designated Officer

                                          STOCK BONUS AGREEMENT

This Stock Bonus Agreement (the "Agreement") is made effective as of the 1st day of January, 1997, between BNL Financial Corporation (the "Company") and C. Donald Byrd ("Employee").

Whereas, the Employee serves as an executive officer of the Company; and

Whereas, the Company desires to encourage the Employee to remain as an employee of the Company and for the Employee to have a growing personal interest in the continued success and progress of the Company; and

Whereas, the Company desires to offer certain compensation to the Employee for the performance of his duties through the purchase of stock as herein provided; and

Whereas,  the Company and  Employee  desire to enter into an  agreement  setting
forth  the  rights  and  obligations  of  the  respective   parties  under  said
compensation arrangement;

Now, therefore, in consideration of the foregoing and the covenants contained herein, the Company and Employee agree as follows:

1. Establishment of Committee. A committee (the "Committee") of the board of directors of the Company shall be established to implement the terms of this Agreement. If the board shall not establish a separate committee for that purpose, the Compensation Committee of the board shall act as the Committee.

2. Allocation of Profits. Subject to the terms and conditions set forth in this Agreement, the Company agrees that it will allocate and set aside an amount equal to two and one-half percent (2 1/2%) of the net profits, after taxes, of the Company each year (the "Allocated Amount"). For purposes of the Agreement, "net profits, after taxes" shall be calculated in accordance with generally accepted accounting principles, with the amount to be determined from the year-end financial statements of the Company.

3. Use of Allocated Amount. The Allocated Amount shall be used by the Company in the following manner: (i) the Company shall withhold any amounts necessary to pay all required taxes and similar charges required to be withheld on account of the payment of compensation to the Employee; and (ii) after deduction for the withholding of taxes and other charges as provided in the aforesaid subsection, the funds remaining of the Allocated Amount shall be used to purchase shares of the Company's common stock (the "Shares") for and on behalf of the Employee.

4. Timing of the Allocation. When the annual financial statements of the Company have been received by the Company, a copy thereof shall be promptly given to the Committee, together with a statement from the chief financial officer, or other person designated by the Committee to make such calculation, of the determination of the Allocated Amount hereunder. Upon receipt of the financial information and the calculation as herein provided, the Committee shall direct the appropriate officers or employees of the Company to set aside the Allocated Amount for purposes of making the purchases herein contemplated and shall make such arrangements as it deems appropriate to complete such purchases. It is the intention of the parties hereto that all such purchases shall take place as soon as reasonably practicable after the setting aside of the Allocated Amount.

5. Purchase of Shares. If possible, the Shares shall be purchased on the open market at the then-current market price. In the event that an insufficient number of shares shall be available for purchase on the open market so as to be able to fully utilize the Allocated Amount for the purchase of Shares, the Allocated Amount may be used to purchase shares directly from the Company. If the Shares are purchased from the Company, the price shall be established at the then-current market price or, if no such market exists, at a price to be established by the board of directors of the Company. The Committee shall be responsible for determining the timing and source of the purchases and shall use reasonable efforts to comply with the intent of this agreement as herein expressed.

6. Issuance of Shares. The Shares shall be purchased in the name of the Employee and shall be issued in his name or, upon the request of the Employee, be issued in joint tenancy with the Employee and any person designated by the Employee. Neither the Company nor the Committee shall acquire any interest in or title to any of the Shares.

7. Interpretation and Implementation of the Agreement. The Committee shall have the full authority to interpret and implement this Agreement. The Company and the Employee agree that any determination, if reasonable and made in good faith, of the Committee shall be binding upon the parties.

8. Limitation on Annual Amount. The Allocated Amount for any one year shall not exceed fifty thousand dollars ($50,000).

9. Limitation on Shares to be Purchased. This Agreement shall cease and the Employee shall not be entitled to receive any additional Shares hereunder when the total number of Shares purchased for the Employee shall be four hundred thousand (400,000).

10. Termination of the Agreement by the Company. The Company may terminate the Agreement at any time; provided, however, that the Employee shall be entitled to receive any and all Shares to which he is entitled prior to the date of the termination. If the Agreement is terminated after the end of the Company's fiscal year but before the purchase of any Shares under the Agreement on account of the results of the Company for the prior year, the Employee shall be entitled to receive the entire amount which would be due for the prior fiscal year. If the Agreement is terminated prior to the end of the Company's fiscal year, the Committee shall make such adjustments to the Allocated Amount due, if any, to Employee for that fiscal year as it deems appropriate. In making such determination the Committee shall act in a reasonable manner and shall take into account such factors as the length of time during the year the Agreement was in effect and the Employee's contribution during the year to the success of the Company.

11.  Automatic  Termination  upon  Termination of Employee.  The  termination of
Employee's employment with the Company shall act as a termination of the Agreement at the date of Employee's termination, subject to the following: (a) If Employee voluntarily terminates after the end of the Company's fiscal year but before the Employee has received the Allocated Amount, Employee shall be entitled to receive the entire Allocated Amount for that previous fiscal year.
(b) If Employee voluntarily terminates his employment with the Company before the end of the fiscal year, Employee shall not be entitled to receive any of the Allocated Amount for that fiscal year unless the Committee shall, in its sole discretion, determine that such payment, or a portion thereof, would be appropriate. (c) If Employee's employment with the Company is terminated by the Company for any reason other than for cause, as hereinafter defined, during the fiscal year, the Employee shall be entitled to receive that proportion of the Allocated Amount which the amount of time during which he was employed bears to the entire fiscal year. (d) If Employee's employment with the Company is terminated by the Company for cause, Employee shall not be entitled to receive any amount hereunder for that fiscal year.

For purposes of this section, "for cause" shall mean dishonesty, theft, conviction of a serious misdemeanor or felony, drunkenness or drug use, unethical business conduct, breach of trust or a material breach of this Agreement. "For cause" shall also include the failure of the Employee for any reason, within ten (10) days after receipt of Employee of written notice from the Company, to correct, cease, or otherwise alter any insubordination, failure to comply with instructions or other action or omission to act that in the opinion of the Company does or may materially and adversely affect its business or operations.

12. Possible Restriction on Shares. Employee recognizes and agrees that the Shares may be "restricted securities" as that term is defined under the federal securities laws if the Shares have been purchased directly from the Company or in a manner that would require the Shares to be restricted securities." The Company agrees that it will use reasonable efforts to purchase the Shares in such a fashion that they will not be considered "restricted securities" but makes no guaranty or other assurance that the Shares will be so acquired.

13. Assignability. The Employee may not assign his rights hereunder; provided, however, that, in the event of the disability of the Employee, his interests may be exercised by his representative, guardian or similar agent and that, in the event of the death of the Employee, his estate and heirs may acquire and exercise any and all of his rights hereunder which exist at the date of his death.

14. Entire Agreement. This Agreement constitutes the entire agreement of the parties with respect to the matters contained herein.

15. Right to Employment. Nothing contained herein shall be construed as providing Employee with any rights to continued employment with the Company.

The parties agree that this agreement shall become effective as of the day first written above.


_/S/ C. Donald Byrd______________
C. Donald Byrd
"Employee"



BNL Financial Corporation
"Company"


BY:_/S/ Wayne E. Ahart_________
A designated Officer