Form 10QSB
period 1997-09-30
BNL FINANCIAL CORP
filed 1997-11-12
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 1997

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

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                              September 30
     ASSETS                                       1997       December 31,
                                              (Unaudited)        1996
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $11,707,701     $11,885,909
   Equity securities, common stock .......        20,438          35,438
   Cash and cash investments .............       828,595         702,769
                                             -----------     -----------
        Total Investments                     12,556,734      12,624,116
Accrued investment income ................       183,936         222,101
Furniture and equipment ..................       257,508         266,234
Deferred policy acquisition costs ........       441,737         474,667
Receivable from reinsurer ................        23,301          28,462
Other assets .............................       589,500         485,995
                                             -----------      ----------
       TOTAL ASSETS                          $14,052,716     $14,101,575
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,400,246      $1,382,280
   Policy claims payable.................      1,145,000         816,500
   Premium deposit fund .................        136,251         177,909
   Annuity deposits .....................      3,425,613       3,495,571
   Deferred annuity profits .............        615,737         610,536
   Supplementary contracts without
       life contingencies ...............         59,729          70,515
   Other liabilities ....................        680,301         415,901
                                              ----------      ----------
       Total liabilities                       7,462,876       6,969,212
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................         10,701         (41,679)
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (8,131,226)     (7,536,322)
                                              ----------     -----------
     Total shareholders' equity                6,589,839       7,132,363
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $14,052,715     $14,101,575
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended            Six Months Ended
                                                                September 30,                September 30,
                                                        ---------------------------    --------------------------
                                                            1997            1996          1997            1996
                                                        -----------     -----------    -----------     -----------

REVENUES:
   Premium income ..................................   $  3,042,004    $  1,834,379   $  7,864,273    $  5,224,694
   Investment income ...............................        213,311         213,941        652,818         647,450
   Realized gains on investments ...................         33,842          22,586         75,753          39,045
                                                        -----------     -----------     ----------      ----------
    Total income ...................................      3,289,157       2,070,906      8,592,844       5,911,189
                                                        -----------     -----------     ----------      ----------

EXPENSES:
   Policy benefits and other insurance costs .......      2,679,266       1,597,839      6,826,907       4,599,957
   Increase in liability for future policy benefits           7,325           4,594         11,466          (3,468)
   Amortization of deferred policy acquisition costs          8,089           8,346         32,930          30,698
   Operating expenses ..............................        663,104         576,635      2,022,335       1,788,079
   Taxes, other than on income .....................         94,470          59,207        294,110         186,944
                                                        -----------     -----------     ----------      ----------

    Total expenses .................................      3,452,254       2,246,621      9,187,748       6,602,210
                                                        -----------     -----------     ----------      ----------

    OPERATING INCOME (LOSS) ........................       (163,097)       (175,715)      (594,904)       (691,021)

Provision for income taxes .........................              0               0              0               0
                                                        -----------     -----------     ----------      ----------

    NET INCOME (LOSS) ..............................   ($   163,097)  ($    175,715)  ($   594,904)   ($   691,021)
                                                        ===========     ===========     ==========      ==========

   Net loss per share ..............................   ($      0.01)  ($       0.01)  ($      0.03)   ($      0.03)
                                                        ===========     ===========     ==========      ==========

    Weighted average number
    of shares ......................................     23,311,944      23,311,944     23,311,944      23,311,944
                                                        ===========     ===========     ==========      ==========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                   Nine Months
                                                               Ended          Ended
                                                              09/30/97       09/30/96
                                                              --------       --------
Cash flows from operating activities:
Net loss ...................................................($  594,904)   ($  691,021)
Adjustments to reconcile  net loss to net cash
  provided by (used in) operating activities:
 Realized (gain) loss on investments .......................    (79,833)       (35,275)
 Realized (gain) loss on sale of furniture and equipment....      4,079         (3,770)
 Depreciation ..............................................     70,130         67,457
 Amortization of deferred acquisition
    costs and state licenses acquired ......................     32,930         33,029
 Accretion of bond discount ................................     (2,711)        (4,111)

Change in assets and liabilities:
 Increase in accrued investment income .....................     38,165           (129)
 Decrease (increase) in receivable from reinsurer...........      5,161              0
 Decrease in premium deposit fund ..........................    (41,658)       (11,508)
 Increase (decrease)in annuity deposits and deferred profits    (64,757)        99,122
 Increase in liability for future policy
    benefits ...............................................     17,966         14,797
 Increase in policy claims payable..........................    328,500        164,000
 Other net .................................................    164,023         18,439
                                                              ----------      ---------
     Total adjustments .....................................    471,995        342,051
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................   (122,909)      (348,970)

Cash flows from investing activities:
  Sales of debt securities .................................  2,744,592      1,635,498
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................        201          9,000
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................    (68,812)       (47,029)
  Purchase of fixed maturity securities .................... (2,416,459)    (2,647,183)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities       259,522     (1,049,714)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................    (10,787)       (10,198)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities       (10,787)       (10,198)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents .......    125,826     (1,408,882)

Cash and cash equivalents, beginning of year ............       702,769      1,910,596
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   829,595    $   501,714
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 1997, the Company had liquid assets of $828,595 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash

The major components of operating cash flows are premium, annuity deposits and investment income. In the first nine months of 1997, BNLAC collected $8,041,636 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $652,818.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At September 30, 1997, BNLAC had statutory capital and surplus exceeding $5.108 million. In February 1997, the Company and BNL Equity Corporation contributed $500,000 to the gross paid in and contributed surplus of BNLAC.

Results of Operations
Premium income for the first nine months of 1997 was $7,864,273 compared to $5,224,694 for the same period in 1996. The increase of $2,639,579, or 51%, was due to increase in sales of group dental insurance.

Net investment income was $652,818 for the period ended September 30, 1997 compared to $647,450 for the same period in 1996. The increase was due to interest received on GIC bonds.

Realized gains on investments were $75,754 in the first nine months of 1997 compared to $39,045 for the same period in 1996. The increase in realized gains was due to bonds sold in the normal course of the Company's investment activity.

In the first nine months of 1997, policy benefits and other insurance costs were $6,826,907 compared to $4,599,957 for the same period in 1996. The increase was due to an increase in claims and commissions resulting from the increase in dental business in force.

For the period ended September 30, 1997, the increase (decrease) in liability for future policy benefits was $11,466 compared to $(3,468) in 1996. The increase in 1997 was due to an increase in group dental unearned premium reserves for the year and an increase in GAAP life reserves.

Amortization of deferred policy acquisition costs were $32,930 and $30,698 for the first nine months of 1997 and 1996 respectively. Amortization of deferred policy acquisition costs should remain relatively constant as the asset is reduced over the upcoming years.

Operating expenses increased from $2,022,335 in the first nine months of 1996 to $1,788,079 in 1997. The increase in operating expenses was primarily due to an increase in data processing expense, printing expense and claims administrative expense - which are all attributable to the increase volume of dental insurance in force.

Taxes, other than on income, fees and assessments were $294,111 for the first nine months of 1997 compared to $186,944 for the same period in 1996. The increase was due to an increase in premium taxes on the increased premiums collected and an increase in state filing fees for advertising and policy form approval.

The net loss from operations for the first nine months of 1997 was $594,904 compared to $691,021 for the same period in 1996. The decrease is primarily due to a reduction in other insurance costs and operating expenses as a percentage of premium income in 1997 versus 1996. Management anticipates this trend will continue as increased dental business is put in force.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the period covered by this report.

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

  10.9       Stock Bonus Agreement between BNL Financial             Filed with 10-QSB for the period ended June
             Corporation and C. Donald Bryd and Kenneth Tobey        30, 1997

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

                                                      BNL FINANCIAL CORPORATION
                                                      (Registrant)



Date: November 11,  1997              /s/ Wayne E. Ahart
                                      --------------------------------
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: November 11, 1997              /s/ Barry N. Shamas
                                     ---------------------------------
                                     By: Barry N. Shamas, Executive V.P.
                                         (Chief Financial Officer)