Form 10KSB
period 1997-12-31
BNL FINANCIAL CORP
filed 1998-03-31
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1997 [Fee Required]
                                       or
          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

BNL Financial Corporation revenues for fiscal year 1997 were $12,468,221.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997, was approximately $3,678,533 based upon the market value of such stock sold as of such date (see also Item 5 of Form 10-KSB regarding the limited trading market for the Company's shares).

As of December 31, 1997, the Registrant had outstanding 23,173,149 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,911,373 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Location in Form 10-KSB                  Incorporated Document

Transitional Small Business Disclosure Format Yes ___  No _X__

Total # of pages including cover page ___

                                     PART 1


                                ITEM 1. BUSINESS

General

BNL Financial Corporation (the "Company" or "Registrant") is an insurance holding company incorporated in Iowa in January, 1984. The Company's administrative offices are located at 301 Camp Craft Road, Suite 200, Austin, Texas 78746; its telephone number is (512) 327-3065

The Company has three wholly-owned subsidiaries, BNL Equity Corporation ("BNLE"), Brokers National Life Assurance Company ("BNLAC") and BNL Brokerage Corporation. BNL Brokerage Corporation was formed on November 30, 1995 for the purpose of making available insurance products from other companies to agents and brokers appointed to BNLAC. Such products do not compete with BNLAC's policies and BNL Brokerage receives commissions on such sales.


                ----------------------------------------------------
                |                                                  |
                |             BNL Financial Corporation            |
                |                                                  |
                ----------------------------------------------------
                                         |
                ----------------------------------------------------
                |                                                  |
                |             BNL Equity Corporation               |
                |                                                  |
                ----------------------------------------------------
                                         |
                ----------------------------------------------------
                |                                                  |
                |     Brokers National Life Assurance Company      |
                |                                                  |
                ----------------------------------------------------
                                         |
                ----------------------------------------------------
                |                                                  |
                |             BNL Brokerage Corporation            |
                |                                                  |
                ----------------------------------------------------

 Industry Segments

The operations of the Company are conducted through BNLAC, which in 1997 sold life and accident and health insurance policies in 25 states. BNLAC began direct marketing of its insurance products in Iowa in October, 1987. Prior to 1992, BNLAC 's insurance products were sold only in Iowa. The Company has no foreign operations.

BNLAC has Certificates of Authority in 27 states to offer life and accident and health insurance on an individual and group basis. Currently the product that is producing the most premium is group dental insurance sold primarily on a payroll deduction basis.

The Company conducts business in the industry segment "life, accident and health insurers". Financial information relating thereto is contained below, in Item 6 and the Exhibits attached to this Report.

Sales and Marketing

The Company markets its products through independent agents and brokers. BNLAC's current marketing emphasis is the development of specialized or "niche" life and health insurance products that can be sold as an add-on or companion product to BNLAC's line of dental insurance products. BNLAC currently offers an accidental death life insurance policy, a payroll deductible 10-year level term policy, a family level term insurance policy with its line of dental insurance policies. These products are all designed to be sold as group or payroll deduction policies.


Statistics by line of business are as follows (gross before reinsurance):
                                                              1997              1996
                                                        -----------------   --------------
I. Annual Premiums and Annuity Deposits In Force:

Ordinary Life Insurance                                         $371,000         $387,000
Individual Annuities(1)                                          249,000          298,000
Group Dental Insurance                                        14,912,000        7,804,000
Accidental Death Insurance                                        59,000           70,000
                                                        -----------------   --------------

          Total                                              $15,591,000       $8,559,000
                                                        =================   ==============


II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance                                      $362,000              $393,000
Individual Annuities(1)                                       276,000               322,000
Group Dental Insurance                                     10,877,000             6,926,000
Accidental Death Insurance                                     58,000                72,000
                                                      ----------------     -----------------

          Total                                           $11,573,000            $7,713,000
                                                      ================     =================

III. Amount of Insurance:
Ordinary Life Insurance                                   $37,000,000           $34,000,000
Accidental Death Insurance                                119,000,000           148,000,000
                                                      ----------------     -----------------

          Total                                          $156,000,000          $182,000,000
                                                      ================     =================

(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

                                                                                Group Dental &
      State                  Life Premiums                Annuity              Accidental Death                 Total
-------------------       --------------------      --------------------     ----------------------      --------------------
Alabama                              $  3,212                      $  -                 $  554,308                $  557,520

Arkansas                               26,218                         -                  1,678,121                 1,704,339

Colorado                                   83                         -                    489,958                   490,041

Delaware                                  349                         -                     59,875                    60,224

Florida                                 2,791                         -                    146,307                   149,098

Georgia                                 1,513                         -                    938,890                   940,403

Idaho                                       -                         -                     98,504                    98,504

Illinois                                  772                         -                    431,299                   432,071

Indiana                                11,922                         -                    830,576                   842,498

Iowa                                  282,008                   275,872                  1,188,252                 1,746,132

Kentucky                                    -                         -                     33,241                    33,241

Louisiana                               3,032                         -                    321,426                   324,458

Michigan                                1,883                         -                  1,197,002                 1,198,885

Minnesota                              14,214                         -                    621,110                   635,324

Mississippi                             3,387                         -                  1,067,293                 1,070,680

Missouri                                1,006                         -                    398,005                   399,011

Montana                                     -                         -                      8,791                     8,791


Nebraska                                   60                         -                     32,034                    32,094

Ohio                                    1,928                         -                    211,219                   213,147

Oklahoma                                1,834                         -                    166,072                   167,906

Oregon                                      -                         -                      2,859                     2,859

Pennsylvania                            4,160                         -                    209,077                   213,237

South Dakota                                -                         -                      9,147                     9,147

Tennessee                                   -                         -                     23,352                    23,352

Utah                                    1,721                         -                    218,203                   219,924
                          ====================      ====================     ======================      ====================

Total                                $362,093                  $275,872                $10,934,921               $11,572,886
                          ====================      ====================     ======================      ====================

As of December 31, 1997, BNLAC had appointed 1,964 general agents and brokers in 26 states to market its policies compared to 1,193 agents and brokers on December 31, 1996.

On all of its products except the dental policies, BNLAC follows the industry practice of paying a large portion of the first year's premiums and a relatively small portion of subsequent premiums as commissions to agents. For the dental policies, commissions are level in all years which is typical for this type of business. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

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

A. Life and Accident Insurance.

BNLAC reinsures the "Family Shield" accidental death life insurance policies with Business Mens Assurance Company (BMA), Kansas City, Mo., under an automatic treaty where BMA assumes liability for all risks over $25,000. The rating by A.M. Best Company of Business Mens Assurance Company was "A" (Excellent) for 1996.

All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

The following chart shows life insurance in force net of reinsurance for each of the five years ended December 31.

                                            Gross                                                          Net
                                          Insurance           Reinsurance         Reinsurance           Insurance
                                           In Force              Ceded              Assumed             In Force
                                       -----------------    ----------------    -----------------    ----------------

          Life Insurance
               1997                         $36,828,000         $11,971,000           $8,226,000         $33,083,000
               1996                          33,796,000          11,091,000            7,252,000          29,957,000
               1995                          35,310,000          11,486,000            6,631,000          30,455,000
               1994                          36,280,000          11,188,000            5,624,000          30,716,000
               1993                          38,485,000          14,142,000            5,524,000          29,867,000


    Accidental Death Insurance
               1997                        $119,000,000        $112,250,000                   $0          $6,750,000
               1996                         148,000,000         139,725,000                    0           8,275,000
               1995                         180,000,000         164,426,000                    0          15,574,000
               1994                         208,000,000         190,350,000                    0          17,650,000
               1993                         239,345,000         219,583,000                    0          19,762,000

B. Group Dental Insurance.


Prior to January 1, 1995,  group dental  insurance  was  reinsured  with UniLife
Insurance Company ("UniLife") of San Antonio, Texas under a quota share reinsurance agreement whereby UniLife assumed 90% of the risk on each of these policies. BNLAC received a fee for the portion of risks reinsured by UniLife and UniLife performed all the administrative functions related to these policies at no cost to BNLAC. Effective January 1, 1995, BNLAC reinsured 50% of the dental business to UniLife and no longer received a fee for the portion of the risks reinsured by UniLife. In addition, BNLAC paid UniLife claim administration fees equal to 4% of net collected premiums on the portion of the risk retained.

In March 1995, BNLAC was notified that UniLife was discontinuing active marketing and underwriting of insured dental policies and consequently was terminating the quota share reinsurance agreement and administrative agreement with BNLAC, effective January 1, 1996 and March 31, 1996, respectively. Effective June 1, 1995, BNLAC amended its reinsurance agreement so that all new dental business written was 100% insured by BNLAC. On November 1, 1995, BNLAC terminated its reinsurance agreements with UniLife and began administering and retaining 100% of the group dental business.

The following chart shows group dental insurance premiums collected net of reinsurance for each of the five years ended December 31.


                                            Gross                                     Net
                                           Premiums            Premiums             Premiums              Ceding
      Group Dental Insurance              Collected              Ceded             Collected               Fees
                                       -----------------    ----------------    ----------------- -- -----------------

               1997                         $10,877,000                  $0          $10,877,000                   $0
               1996                           6,926,000                   0            6,926,000                    0
               1995                           4,159,000           1,655,000            2,504,000                    0
               1994                           2,640,000           2,376,000              264,000              180,000
               1993                           1,241,000           1,117,000              124,000              109,000

The following chart shows group dental insurance claims paid net of reinsurance and incurred loss ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                            Gross                Ceded                Net                Incurred
      Group Dental Insurance              Claims Paid           Claims            Claims Paid             Loss %
       ---------------------           -----------------    ----------------    -----------------    -----------------
               1997                          $7,842,000                  $0           $7,842,000                75.7%
               1996                           4,653,000                   0            4,653,000                73.6
               1995                           2,719,000           1,211,000            1,508,000                72.5
               1994                           1,822,000           1,639,000              183,000                74.8
               1993                             858,000             772,000               86,000                73.2

Investments

Consistent with insurance company regulatory laws, BNLAC invests its available funds in certificates of deposit, US Government and Agency bonds, corporate bonds and other investment grade securities. The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's net investment income (rounded to the nearest thousand) and ratio of net return on mean invested assets were as follows:


                     Net             Net Return on
                  Investment         Mean Invested
   Year             Income               Assets
------------    ---------------    -------------------
   1997               $790,000            7.1%
   1996                757,000            6.8
   1995                734,000            6.6
   1994                674,000            6.5
   1993                599,000            6.1

Reference is made to Note 4 of the Notes to Consolidated Financial Statements, page E-8, regarding realized and unrealized gains and losses on investments in securities and the change in difference between cost (amortized cost for fixed maturities) and market value.

As of December 31, 1997, BNLAC and the Company owned taxable municipal bonds (the "bonds") representing investment in three issuers by whom the proceeds of the securities were invested in guaranteed investment contracts with Executive Life Insurance Company ("Executive Life"). Executive Life was placed under rehabilitation by the California regulators in 1991. At that time all interest payments on the bonds were discontinued.

On March 31, 1991 the Company elected to reduce the book value of the bonds to 25% of their $700,000 face value (approximate market value at that time) and recorded a loss of $522,282 as a result.

In 1993, a rehabilitation plan was approved for Executive Life. As of December 31, 1997, the Company and BNLAC had received $746,798 of principal and interest on the bonds since 1991 when they went into default. The bonds have a total market value of $0; which indicates the rehabilitation program has paid out substantially the entire principal available now and in the future on the bonds.

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

Competition

The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC on policies due to the fact that the profits thereon accrue to the policyholders rather than the shareholders. In 1996 BNLAC was assigned an A. M. Best's financial performance rating of "B-" (fair).

BNLAC focuses its marketing efforts on sales of life, health and dental insurance products to small and medium size groups of insureds such as employee groups and members of associations. Group sizes sold by BNLAC range in size from three to approximately 1,200 persons. BNLAC also sells life and health insurance products to individuals. BNLAC is a relatively small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

BNLAC competes for the services of agents and brokers in several ways. First, the line of dental insurance products offered by BNLAC are attractive to brokers and general agents because such products can be sold as an "add-on" to group insurance products. Second, BNLAC strives to provide a high level of service to agents by offering insurance products that meet their clients needs and individualized service in the administration of such products. Finally, BNLAC attempts to structure the levels of premiums, benefits and commissions on dental insurance products to compare favorably with competitors.

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory

Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 1997, indicated that the ratios of total adjusted capital to RBC for BNLAC would have been significantly above the Company Action Level.

As part of their routine regulatory process, approximately once every three years, insurance departments conduct detailed examinations ("triennial examinations") of the books, records and accounts of insurance companies domiciled in their states. Such triennial examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

The Arkansas Insurance Department in February, 1997 conducted the triennial statutory examination for the three year period ending December 31, 1995. During the course of the examination, the Department notified the Company that Arkansas law required that all bonds and other investments held by custodial agreement be registered with the Depository Trust Corporation (DTC) through a custody agreement with an Arkansas bank. As a result of the 1994 merger of Iowa Life
Assurance Company and United Arkansas Life Assurance Company, BNLAC had $4,130,392 of securities registered with DTC through a custodial agreement with a fully insured investment banking firm. This resulted in a proposal by the Arkansas Insurance Department to nonadmit these assets.

As noted in the final examination order of the Insurance Commissioner of the State of Arkansas dated June 5, 1997, BNLAC satisfied the Department rule by moving the custodial agreement to First Commercial Bank, Little Rock, Arkansas. The department also proposed that a 1996 expense of $99,000 be reclassified to 1995. This amount represents an under estimate of the incurred but not reported dental claims for 1995.

BNLAC's management is not aware of any failure to comply with any significant insurance regulatory requirement to which BNLAC is subject at this time.

Personnel

As of February 28, 1998, BNLAC had four executive officers, 32 full-time administrative personnel and 1 part-time employee. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. None of the Company's employees is presently represented by a union. BNLAC uses a third party administrator to process dental claims.

                               ITEM 2. PROPERTIES

Neither the Company, BNLE or BNLAC own any real estate.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $584 per month ($7,008 per year). The rent includes the services of a secretary that is shared with other tenants of the building.

On June 1, 1994, BNLAC entered into a 5 year lease for 5,588 square feet of office space in Austin, Texas at a monthly rent of $6,053 ($72,636 per year) during 1996 and 1997, plus pro rata operating expenses. The Company has its administrative offices at this location.

During the first half of 1996 BNLE leased office space in North Little Rock, Arkansas at a monthly rate of $1,800 ($21,600 per year). At June 1, 1996, BNLE entered into a three year lease at a monthly rate of $1,200 ($14,400 per year) and moved its office to Sherwood, Arkansas. BNLAC shares 50% of the rental cost.

The Company owns the furniture and equipment used in the operation of its business.

                            ITEM 3. LEGAL PROCEEDINGS

On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation ("UAC") (now known as BNL Equity Corporation) during the period from January 1989, until May, 1992

The Company has retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. The company believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. The Company is vigorously defending the matter and is in the process of seeking sanctions against appropriate parties.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 20, 1997 in Des Moines, Iowa. At the annual meeting, the following individuals were elected to the Company's Board of Directors.

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

C. Donald Byrd                                John Greig                                   Robert R. Rigler

Kenneth Tobey                                 Roy Keppy                                    Chris Schenkel

Barry N. Shamas                               Thomas Landry                                L. Stanley Schoelerman

Cecil Alexander                               Roy Ledbetter                                Orville Sweet

Richard Barclay                               John E. Miller

Eugene A. Cernan                              James A. Mullins


12,457,328 shares voted in favor of Messrs. Barclay, and Greig; 12,454,328 voted in favor of Mr. Miller; 12,453,326 shares voted in favor of Messrs. Tobey and Shamas; 12,453,128 shares were voted in favor of Schoelerman and Sweet; 12,452,126 shares voted in favor of Messrs. Ahart and Byrd; 12,451,226 shares voted in favor of Alexander, Cernan, Ledbetter; 12,449,726 shares in favor Mr. Rigler; 12,448,226 shares voted in favor of Mr. Mullins; 12,448,142 shares voted in favor of Mr. McCormick; 12,447,026 shares voted in favor of Mr. Schenkel; 12,446,642 shares voted in favor of Mr. Landry; 12,445,142 shares voted in favor of Mr. Keppy; 12,440,060 shares voted in favor of Mr. Fry. 94,516 shares were withheld from all directors.

The shareholders ratified the selection of Smith, Carney & Co., p.c. as the Company's independent auditors for the year ending December 31, 1997 with 12,147,860 shares voted in favor, 47,430 shares voted against and 96,052 abstained.

================================================================================
                                        PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market for Stock

The stock of the Company is traded by Starmont Capital Ltd. Des Moines, Iowa on a workout basis. There has been a limited trading market for the Company's securities during 1997. During the year there were a total of four stock sales all at a price of $.30 a share.

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

Holders

As of December 31, 1997, there were 4,778 shareholders of record of the Company's common stock.

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

Transfer Agent and Registrar

First Commercial Trust, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Company had liquid assets of $714,539 in cash, money market savings accounts, and short-term certificates of deposit; all of which can readily be converted to cash.

The major components of operating cash flows are premiums, annuity deposits and investment income. In 1997, BNLAC collected $11.6 million of premiums and annuity deposits (gross before reinsurance) and $859,749 of investment income. Another source of cash flow is from the sale of investments which, in 1997, produced gains totaling $75,754.

The Company's investments are primarily in U.S. Government and Government Agencies ($11,057,471) and other investment grade bonds ($708,476) which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Management believes that liquid assets along with investment and premium income exceed the necessary long and short-term liquidity requirements and the Company will not require an external source of funds for its liquidity requirements.

The Company's insurance operations are conducted through its wholly owned subsidiary, BNLAC. At December 31, 1997 BNLAC had statutory capital and surplus of $5,136,292. The Company and BNL Equity Corporation contributed $500,000 and $250,000 to the gross paid in and contributed surplus of BNLAC in February 1997 and November 1997, respectively. BNLAC is required to maintain minimum levels of statutory capital and surplus as a condition to conducting business in the states in which it is licensed. Each of these states had different rules regarding the minimum level of capital and surplus required in that state. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. Management believes it will continue to satisfy the requirements of all states.

Results of Operations

Premium income for 1997 was $11,532,718 compared to $7,245,660 in 1996, an increase of $4,287,058. The increase in premium income is due to an increase in group dental insurance premiums written during 1997.

Net investment income was $859,749 in 1997 and $863,940 in 1996. The decrease was due to the receipt of interest of $30,204 in 1996, compared to $14,253 in 1997, on certain taxable municipal bonds that had been in default since 1991 (see note 4). The bonds have a total market value of $0; which indicates the rehabilitation program has paid out substantially the entire principal available now and in the future on the bonds.

Interest and principal payments will continue on the GIC bonds through 1998, though the majority of the funds have been distributed at this time.

Realized gains were $75,754 in 1997 compared to $96,863 in 1996. Realized gains included $42,328 and $30,204 for 1997 and 1996 respectively, of partial payments of principal on certain taxable municipal bonds that had been marked down to 25% of par value in 1991. The balance of the realized gains in 1997 and 1996 were due to gains on bonds sold in the normal course of the Company's investment activity.

Increases in liability for future policy benefits were $(39,601) in 1997 compared to $55,407 for the same period in 1996. The decrease of $95,008 is due to an increase in the number of surrendered policies in 1997 compared to 1996. The increase in liability for future policy benefits will fluctuate annually based on the persistency of the life insurance in force and the sale of new life insurance policies.

Policy benefits and other insurance costs were $10,221,754 in 1997 compared to $6,353,988 in 1996. The increase in 1997 was due to claims and commissions on the increased dental insurance premiums written. In addition, group dental and health benefits increased due to an increase in the incurred loss ratio from 73.6% in 1996 to 75.7% in 1997.

Amortization of deferred policy acquisition costs was $40,972 in 1997 and $39,894 in 1996. Amortization of deferred policy acquisition costs should remain fairly constant as the asset is reduced over the upcoming years but could vary in relation to new life insurance sales.

Operating expenses were $2,780,237 in 1997 and $2,443,908 in 1996. The increase was primarily due to an increase in claims administrative expense, data processing expense, salaries and office supplies expense. The increase in all four expense items is attributable to the increase in volume of group dental business processed in 1997. An increase in legal expenses of approximately $30,000 was another primary factor in the increase in operating expenses.

Taxes, other than on income were $396,471 for 1997 and $253,238 for 1996. The 1997 increase was due to an increase in premium taxes on the increased dental insurance premiums collected.

The consolidated net loss for 1997 was $931,612 compared to $939,972 in 1996. The Company's net loss for 1997 decreased even though the company absorbed significant costs associated with the increase in first year business that resulted in the 50% increase in collected premiums. To facilitate improvement in 1998 net income results, BNLAC is focusing on reducing its dental claims loss ratio. In early 1998, BNLAC filed for increases in new business premium rates on three of its four group dental plans, modified benefits on two of its four dental plans, increased renewal rates on groups with high loss ratios, increased rates in certain geographic areas. Further, BNLAC began negotiations to enter into preferred provider arrangements to reduce claims. If BNLAC's strategic plan to reduce the loss ratio is successful, the Company's net loss should decline in 1998.



               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages E-1 through E-14 attached to this Report is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

================================================================================


                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                              First Became
                                              Director or
                                           Executive Officer
           Name                 Age                                                   Position
---------------------------   --------    ---------------------    -----------------------------------------------

Wayne E. Ahart                  57                1984                   Chairman of the Board and Director

C. Donald Byrd                  56                1984                Vice Chairman of the Board and Director

Kenneth Tobey                   39                1994                               President

Barry N. Shamas                 50                1984                      Executive Vice President,
                                                                              Treasurer and Director

Cecil Alexander                 61                1994                                Director

Richard Barclay                 60                1994                                Director

Eugene A. Cernan                63                1994                                Director

Hayden Fry                      68                1984                                Director

John Greig                      62                1984                                Director

Roy B. Keppy                    74                1984                                Director

Tom Landry                      72                1984                                Director

Roy Ledbetter                   67                1994                                Director

John E. Miller                  68                1994                                Director

James A. Mullins                63                1984                                Director

C. James McCormick              72                1984                                Director

Robert R. Rigler                74                1989                                Director

Chris Schenkel                  73                1994                                Director

L. Stan Schoelerman             72                1984                                Director

Orville Sweet                   73                1984                                Director
---------------------------  --------   ---------------------

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

Eugene A. Cernan has been President and Chairman of the Board of The Cernan Corporation, since 1981. In addition, he recently became Chairman of the Board of Johnson Engineering Corporation which provides the National Aeronautics and Space Administration (NASA) with Flight Crew Systems Development. Captain Cernan retired from the U. S. Navy in 1976 after serving 20 years as a naval aviator, 13 of which were dedicated to direct involvement with the U. S. Space Program as a NASA astronaut. Captain Cernan was the pilot on the Gemini 9 mission and the second American to walk in space; lunar module pilot of Apollo 10; and Spacecraft Commander of Apollo 17, which resulted in the distinction of being the last man to have left his footprints on the surface of the moon. In 1973, he served as a Senior United States Negotiator in discussions with USSR on the Apollo-Soyuz Mission. Mr. Cernan served as Executive Consultant- Aerospace and Government of Digital Equipment Corporation from 1986 to 1992, and he was a Director and Vice President-International of Coral Petroleum, Inc., Houston, Texas from 1976 to 1981. Captain Cernan is presently a Director of Up With People, an international educational foundation for young men and women; United States Space Foundation; the Young Astronaut Council; Alaska Aerospace Development Corporation, International MicroSpace; and Johnson Engineering Corporation. Captain Cernan is also on the President's Engineering Committee, Purdue University and is a member of the Board of Trustees of the U. S. Naval Aviation Museum, NFL Alumni and Major League Baseball Players Alumni. In addition, Captain Cernan has served as a consultant commentator to ABC News. He served on the Board of AIC and FSL from 1980 and 1983, respectively, to 1987.
                                     III-2

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

John E. Miller has been a member of the State of Arkansas House of Representatives since 1959. He has been self-employed in the insurance, abstract, real estate, heavy construction and farming business for more than 20 years. He presently serves on the Board of Directors of Calico Rock Medical Center, Easy K Foundation, National Conference of Christians and Jews, Council of State Governments, Southern Legislative Conference, State Advocacy Services, Lions World Services for the Blind, State Board of Easter Seals, Williams Baptist College Board of Trustees, and Izard County Chapter of the American Red Cross.

James A. Mullins has owned and operated Prairie Flat Farms, Corwith, Iowa since 1969. He was a director of the Omaha Farm Credit Bank from 1985 to 1994, a director of the Federal Farm Credit Banks Funding Corporation from 1986 to 1994, and director of the US Meat Export Federation from 1988 to 1995. He served as Chairman of the Foreign Trade Committee, National Cattlemen's Association (1988
- 1993). He was Chairman of the US Meat Export Federation until 1994. He was Chairman of the National Livestock & Meat Board in 1983; Chairman of the Beef Industry Council in 1979 and 1980; and Chairman of the Omaha Farm Credit Bank in 1988 and 1989.
                                     III-3

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

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term Compensation
                                           Annual Compensation                Awards        Payouts
            (A)                (B)        (C)         (D)         (E)           (F)            (G)          (H)           (I)
                                                                 Other
                                                                Annual         Restricted                                All Other
     Name and Principal                                         Compen-          Stock       Options/      LTIP          Compen-
          Position            Year      Salary      Bonus $     sation $        Award(s) $   SARS(#)     Payouts $       sation $
 --------------------------- -------- ------------ ---------- ------------ --------------- ------------ ------------- ------------

 Wayne E. Ahart, CEO          1997     $125,000       $0        $8,927           $0             -            $0           $0

             "                1996     $125,000       $0        $9,375           $0             -            $0           $0

             "                1995     $125,000       $0        $8,744           $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers as a group is $376,218. The Company does not have employment agreements with any of its officers.

Compensation of Directors

Each director receives a fee of $100 plus reasonable travel expenses for each meeting of the Board of Directors attended. No director receives any other remuneration in the capacity of director.

Benefit Plans

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. On November 17, 1997 the Board of Directors authorized an additional 500,000 shares. The option period may not exceed a term of 5 years and the duration of the plan is ten years. The plan is administered by a four member committee of Directors. During 1997 and 1996 the Company granted 208,050 and 101,725 stock options respectively, with an exercise price of $.50 per share. No options were exercised in 1997 or 1996. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $1,500 and $800 in 1997 and 1996 respectively.
                                     III-4

These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include risk free interest rate of 6.5%, expected life of 3 years, expected volatility of 11% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 2.5 years.

In May 1997, the Board of Directors approved a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company on the open market. No stock bonus will be granted until the Company has consolidated after-tax profits.

On January 1, 1997 the Brokers National Life Employee Pension Plan was adopted. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary, however the Company is not contributing at this time.

Indebtedness of Management

No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 1997, other than for ordinary travel and expense advances and for other transactions in the ordinary course of business, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1997:

                                                                        Amount and Nature of
                                                                        Beneficial Ownership        Percent of Class as of
 Title of Class             Name and Address of Beneficial Owner                (1)                    December 31, 1997
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

     (2)Wayne E. Ahart and Commonwealth Industries, Inc. ("CIC"), a parent of Universal Guaranty Life Insurance Company ("UGL"), have agreed: (a) that if Mr. Ahart sells his shares of the Company to a third party, Mr. Ahart or the third party must also purchase UGL's shares of the Company at the same price and on the same terms; and (b) in the event UGL receives a bona fide offer to purchase its shares of the Company, Mr. Ahart has a first right of refusal to purchase such shares on the same terms and conditions.

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

                                     III-5

Security Ownership of Management

The following table sets forth, as of December 31, 1997, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

                                                                 Amount and Nature of          Percent of Class as of
Title of Class             Name of Beneficial Owner              Beneficial Ownership(1)          December 31, 1997
----------------------    ----------------------------------    --------------------------    ---------------------------
    Common Stock          Wayne E. Ahart                              4,845,505(2)                       20.91%

          "               Barry N. Shamas                             2,801,816(4)                       12.09%

          "               C. Donald Byrd                              1,452,719(3)                        6.27%

          "               Kenneth Tobey                                  761,762                          3.29%

          "               Cecil Alexander                                  37,088                          .16%

          "               Richard Barclay                                  37,088                          .16%

          "               Eugene A. Cernan                                 37,088                          .16%

          "               Hayden Fry                                       69,047                          .30%

          "               John Greig                                       50,102                          .22%

          "               Roy Keppy                                        51,001                          .22%

          "               Tom Landry                                       87,088                          .38%

          "               Roy Ledbetter                                    37,088                          .16%

          "               John E. Miller                                   37,088                          .16%

          "               C. James McCormick                             137,084(5)                        .59%

          "               James A. Mullins                                 50,000                          .22%

          "               Robert R. Rigler                                   3,295                         .01%

          "               Chris Schenkel                                   37,088                          .16%

          "               L. Stanley                                       50,000                          .22%
                          Schoelerman

          "               Orville Sweet                                    50,000                          .22%

          "               All executive officers and
                          directors as a group (20 persons)
                                                                       10,601,947                         46.00%
----------------------    ----------------------------------

     (1)To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

     (2)Includes 2,400,000 shares held in the name of National Iowa Corporation and 2,178,926 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

     (3)All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

     (4)Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

     (5)Includes 10,000 shares held in the name of C. James McCormick and 90,000 shares divided equally among and held in the names of Mr. McCormick's four children.

                                     III-6

            Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

Historically, the Company utilized the firm of Ahart & Bryan, Inc. ("A & B, Inc."), of North Little Rock, Arkansas, to facilitate purchases and sales of corporate securities as a part of its routine investment program. Because Mr. Tom Ahart, President and a Director of A & B, Inc. is a brother of the Company's Chairman, Wayne E. Ahart, transactions between A & B, Inc. and the Company have been disclosed in prior financial statements.

Effective July 26, 1996, A & B, Inc. was merged into First Commercial Investments, Inc. which is now the brokerage firm utilized by the Company for its investment transactions. Tom Ahart is employed by First Commercial Investments, Inc. as a Vice President, but he is neither a board member nor principal owner of First Commercial Investments, Inc. For the period from January 1, 1996 to July 26, 1996 (during which period A & B Inc. was considered a related party by virtue of Tom Ahart's position of ownership and control), the amount of purchases and sales executed through A & B, Inc. (as the introducing broker) had a market value of approximately $4,300,000, and A & B, Inc. received fees totaling $5,855 for such period.

Affiliates

BNL Brokerage Corporation, was formed on November 30, 1995. The corporation was formed in order to make available insurance products from other companies to agents and brokers appointed to BNLAC. Such products do not compete with BNLAC's policies and BNL Brokerage will receive commissions on such sales.

                                     III-7

================================================================================


                                     PART IV



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The information required by this section is set forth on page E-2 of this Report and is incorporated herein by reference.



     2.  Financial Statement Schedules Included in item 14(a)

                                                                Page Number Form
                                                                    10-KSB
                                                            --------------------
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

    4.3         Stock Bonus Plan approved May 1997, for the benefit of      Attached as Exhibit 4.3
                Don Byrd and Kenny Tobey

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



   10.6         Merger Agreement  between Iowa Life Assurance Company       Filed with 10-QSB for the period ended March 31,
                1994. and United  Arkansas Life Assurance dated
                March 2, 1994.

   10.7         Office lease dated March 24, 1994,  between Iowa Life       Filed with 10-QSB for the period ended September 30,
                Assurance  Company and Enclave KOW, Ltd., for               1994
                premises in Austin, Texas.

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

                                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 1998.

                                             BNL FINANCIAL CORPORATION



                                       /S/ Wayne E. Ahart
                                    ------------------------------------------
                                    By: Wayne E. Ahart, Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                 SIGNATURE                                        TITLE                                  DATE
--------------------------------------------    -----------------------------------------     -------------------------



            /S/ Wayne E. Ahart                                                                         3/12/98
--------------------------------------------                                                   -------------------------
              Wayne E. Ahart                       Chairman of the Board, Director
                                                    (Principal Executive Officer)


            /S/ C. Donald Byrd                                                                         3/14/98
--------------------------------------------                                                   -------------------------
              C. Donald Byrd                     Vice Chairman of the Board and Director


             /S/ Kenneth Tobey                                                                          3/6/98
--------------------------------------------                                                   -------------------------
               Kenneth Tobey                              President and Director



             /S/ Barry N. Shamas                                                                       3/12/98
--------------------------------------------                                                   -------------------------
              Barry N. Shamas                    Executive Vice President, Treasurer and
                                                 Director (Principal Financial and
                                                 Accounting Officer)



             /S/ Hayden Fry                                                                           03/15/98
--------------------------------------------                                                   -------------------------
                Hayden Fry                                       Director





--------------------------------------------                                                   -------------------------
                John Greig                                       Director



             /S/ Roy Keppy                                                                              3/7/98
--------------------------------------------                                                   -------------------------
                 Roy Keppy                                       Director



             /S/ Tom Landry                                                                             3/4/98
--------------------------------------------                                                   -------------------------
                Tom Landry                                       Director



             /S/ C. James McCormick                                                                     3/7/98
--------------------------------------------                                                   -------------------------
            C. James McCormick                                   Director



            /S/ James A. Mullins                                                                        3/8/98
--------------------------------------------                                                   -------------------------
             James A. Mullins                                    Director



            /S/ Robert R. Rigler                                                                       3/12/98
------------------------------------------                                                   -------------------------
             Robert R. Rigler                                    Director



           /S/ Stanley Schoelerman                                                                     3/20/98
--------------------------------------------                                                   -------------------------
            Stanley Schoelerman                                  Director



            /S/ Orville Sweet                                                                           3/6/98
-------------------------------------------                                                   -------------------------
               Orville Sweet                                     Director



            /S/ Cecil Alexander                                                                         3/5/98
--------------------------------------------                                                   -------------------------
              Cecil Alexander                                    Director



            /S/ Richard Barclay                                                                         3/8/98
--------------------------------------------                                                   -------------------------
              Richard Barclay                                    Director



           /S/ Eugene A. Cernan                                                                         3/7/98
--------------------------------------------                                                   -------------------------
             Eugene A. Cernan                                    Director



           /S/ Roy Ledbetter                                                                            3/5/98
--------------------------------------------                                                   -------------------------
               Roy Ledbetter                                     Director



           /S/ John E. Miller                                                                           3/8/98
--------------------------------------------                                                   -------------------------
              John E. Miller                                     Director



           /S/ Chris Schenkel                                                                           3/8/98
--------------------------------------------                                                   -------------------------
              Chris Schenkel                                     Director



BNL Financial Corporation - 1996 Form 10-K
================================================================================
================================================================================


                          ANNUAL REPORT ON FORM 10-KSB



                             ITEM 14 (a) AND 14 (d)



                              FINANCIAL STATEMENTS



                      FOR THE YEAR ENDED DECEMBER 31, 1997



                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES



                                DES MOINES, IOWA


--------------------------------------------------------------------------------

                     Financial Statements Required by Item 8



                                                                                                       Page Number of 1997
                                                                                                           Form 10-KSB
                                                                                                     -------------------------

Consolidated Balance Sheet, December 31, 1997 and 1996                                                         E-2

Consolidated Statement of Operations for the years ended December 31, 1997 and 1996                            E-3

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1997                E-4
and 1996

Consolidated Statement of Cash Flows for the years ended December 31, 1997 and 1996                            E-5

Notes to Consolidated Financial Statements                                                                     E-6

Report of Independent Accountants on Financial Statements                                                      E-14




=========================================================================================================
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
---------------------------------------------------------------------------------------------------------

                                                                   December 31,           December 31,
ASSETS                                                                 1997                   1996
                                                                -------------------    -------------------

Cash and cash equivalents                                                 $714,539               $702,769
Investments available for sale, at fair value (amortized
  cost  $11,507,730; 11,854,901;  respectively )                        11,765,947             11,885,909
Investment in equity securities, common stock
   at market  (cost $108,123; $108,123; respectively)                       20,438                 35,438
                                                                -------------------    -------------------
               Total investments, including cash and
                     Cash equivalents                                   12,500,924             12,624,116

Accrued investment income                                                  225,042                222,101
Furniture and equipment, net                                               261,312                266,234
Deferred policy acquisition costs                                          433,695                474,667
Receivable from reinsurer                                                   26,677                 28,462
Premiums due and unpaid                                                    355,793                139,041
Other assets                                                               344,410                346,954
                                                                -------------------    -------------------

               Total assets                                            $14,147,853            $14,101,575
                                                                ===================    ===================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                               $1,352,555             $1,382,280
   Policy claims payable                                                 1,368,630                816,500
   Annuity deposits                                                      3,336,323              3,495,571
   Deferred annuity profits                                                615,737                610,536
   Premium deposit funds                                                   127,697                177,909
   Supplementary contracts without life contingencies                       56,031                 70,515
   Advanced and unallocated premium                                        328,814                102,923
   Commissions payable                                                     184,677                124,184
   Other liabilities                                                       364,429                188,794
                                                                -------------------    -------------------

               Total liabilities                                         7,734,893              6,969,212
                                                                -------------------    -------------------

Commitments and contingencies (Note 6)
Shareholders' equity:
   Common stock, $.02 stated value, 45,000,000 shares
      authorized, 23,311,944 shares issued and outstanding                 466,239                466,239
   Additional paid-in capital                                           14,308,230             14,308,230
   Unrealized appreciation (depreciation) of securities                    170,530                (41,679)
   Accumulated deficit                                                  (8,467,934)            (7,536,322)
   Treasury stock, at cost, 138,795 shares                                 (64,105)               (64,105)
                                                                -------------------    -------------------

               Total shareholders' equity                                6,412,960              7,132,363
                                                                -------------------    -------------------

               Total liabilities and shareholders' equity              $14,147,853            $14,101,575
                                                                ===================    ===================

----------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                       E-2

----------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1997 and 1996
----------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                                              1997                   1996
                                                                       -------------------    ------------------
Income:
   Premium income                                                             $11,532,718            $7,245,660
   Net investment income                                                          859,749               863,940
   Realized gains                                                                  75,754                96,863
                                                                       -------------------    ------------------

               Total income                                                    12,468,221             8,206,463
                                                                       -------------------    ------------------

Expenses:
   Increase (decrease) in liability for future policy benefits                    (39,601)               55,407
   Policy benefits and other insurance costs                                   10,221,754             6,353,988
   Amortization of deferred policy acquisition costs                               40,972                39,894
   Operating expenses                                                           2,780,237             2,443,908
   Taxes, other than on income                                                    396,471               253,238
                                                                       -------------------    ------------------

                Total expenses                                                 13,399,833             9,146,435
                                                                       -------------------    ------------------

                Loss from operations before
                     income taxes                                                (931,612)             (939,972)

   Provision for income taxes                                                        -                     -
                                                                       -------------------    ------------------

               Net loss                                                         $(931,612)            $(939,972)
                                                                       ===================    ==================

Net loss per common share (basic and diluted)                                     $(0.04)               $(0.04)
                                                                       ===================    ==================

Weighted average number of fully
    paid common shares                                                         23,311,944            23,311,944
                                                                       ===================    ==================






----------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                       E-3

------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Unrealized
                                     Common Stock                 Additional                         (Depreciation)
                             ------------------------------        Paid-In          Accumulated     Appreciation of        Treasury
                                Shares            Amount           Capital            Deficit          Securities          Stock
                             --------------    -------------    ---------------    ---------------    --------------   -------------
Balance, January 1, 1996        23,311,944         $466,239        $14,308,230       $(6,596,350)          $478,783        $(64,105)
Unrealized depreciation
     of securities                   -                 -                    -                 -            (520,462)            -
Net loss                             -                 -                    -           (939,972)                -              -

                             --------------    -------------    ---------------    ---------------    --------------   -------------
Balance, December 31, 1996      23,311,944          466,239         14,308,230        (7,536,322)           (41,679)        (64,105)
Unrealized appreciation
     of securities                   -                 -                    -                 -             212,209              -
Net loss                             -                 -                    -           (931,612)                -              -
                             ==============    =============    ===============    ===============    ==============   =============

Balance, December 31, 1997      23,311,944         $466,239        $14,308,230       $(8,467,934)          $170,530        $(64,105)
                             ==============    =============    ===============    ===============    ==============   =============




------------------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                      E-4

----------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31 1997, and 1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                         -----------------------------------
                                                                                               1997               1996
                                                                                          ---------------    ---------------
Cash flows from operating activities:
     Net loss                                                                                 $(931,612)         $(939,972)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Realized gains on investments                                                          (79,833)           (93,094)
         Realized (gains) losses on sale of furniture and equipment                               4,079             (3,769)
         Depreciation                                                                            95,159             90,821
         Amortization of deferred acquisition costs,
           organization costs and state licenses acquired                                        44,082             43,003
         Accretion of bond discount                                                              (4,145)            (4,734)
         Deferred policy acquisition costs                                                      (40,972)           (39,894)
         Change in assets and liabilities:
               Decrease in receivable from reinsurer                                              1,785            114,215
               Decrease (increase) in accrued investment income                                  (2,941)            30,516
               Increase (decrease) in liability for future policy benefits                      (29,725)            56,766
               Increase in policy claims payable                                                552,130            264,265
               Increase (decrease) in annuity deposits and deferred profits                    (154,047)            67,554
               Decrease in premium deposit funds                                                (50,212)           (17,633)
               Other, decrease                                                                  286,860             86,350
                                                                                          ---------------    ---------------

                    Net cash used in operating activities                                      (309,392)          (345,606)
                                                                                          ---------------    ---------------

Cash flows from investing activities:
     Proceeds from sales of investments                                                       1,322,816          1,484,269
     Proceeds from maturity or redemption of investments                                      3,274,836          1,463,351
     Proceeds from sale of furniture and equipment                                                  201              9,000
     Purchase of furniture and equipment                                                        (95,706)           (60,216)
     Purchase of fixed maturity securities                                                   (4,166,500)        (3,744,927)
                                                                                          ---------------    ---------------

                     Net cash provided by (used in) investing activities                        335,647           (848,523)
                                                                                          ---------------    ---------------

Cash flows from financing activities:
     Net payments on supplementary contracts                                                    (14,485)           (13,698)
                                                                                          ---------------    ---------------

                      Net cash used in financing activities                                     (14,485)           (13,698)
                                                                                          ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                             11,770         (1,207,827)

Cash and cash equivalents, beginning of period                                                  702,769          1,910,596
                                                                                          ---------------    ---------------

Cash and cash equivalents, end of period                                                       $714,539           $702,769
                                                                                          ===============    ===============

----------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                       E-5


-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.  Summary of Significant Accounting Policies:

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

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The Company's plan to utilize dental insurance to attract agents who will market other BNLAC products along with dental is working. Therefore, the significant premium growth is primarily due to an increase in sales of dental insurance for which the maximum annual risk per policy is $2,000. The Company is licensed to sell in 27 states. Substantially all of the Company's life insurance in force is nonparticipating business.

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

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 6.75% to 5.25% during 1997 and 1996.

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

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent US Treasury Bills and other short-term securities. For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flows disclosures, there have been no federal income taxes or interest paid for 1997 or 1996.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $377,098 and $297,409 at December 31, 1997 and 1996, respectively. Depreciation expense was $95,159 and $90,821 for the years ended December 31, 1997 and 1996, respectively.

Other assets include agents' balances reduced by allowance for doubtful accounts of $130,513 and $142,191 at December 31, 1997 and 1996, respectively. Reductions in the allowance account were a credit to bad debt expense recorded in operations of $(11,678) and $(13,474) for the years ended December 31, 1997 and 1996, respectively.

Other assets also include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition. Such licenses are amortized over the related estimated life of the license (40 years) using the straight-line method. Amortization expense of approximately $3,109 was recorded for each of the years ended December 31, 1997 and 1996.

The Company accounts for the 1994 brokers and agents stock option plan using the fair value method as required by SFAS # 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See Note 10.

Certain amounts for the year ended December 31, 1996 have been reclassified to conform with the presentation of December 31, 1997 amounts. The reclassifications have no effect on net income for the year ended December 31, 1996.

Net loss per share is based on net loss divided by the weighted average number of fully paid shares.

2.  Shareholders' Equity:

At December 31, 1997 and 1996, shareholders' equity includes approximately $5,481,000 and $5,187,000 respectively, of BNLAC net assets, substantially all of which are restricted from distribution to the parent company without the prior approval of the Arkansas Insurance Department.

BNLAC reports to state regulatory authorities on a statutory accounting basis that differs from the basis used herein. Due to an Arkansas regulatory requirement associated with the redomestication in 1994, BNLAC must maintain a minimum of $2,300,000 in capital and surplus. Additionally, each state in which BNLAC is licensed has statutory minimum capital requirements required for maintaining its license to sell. Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                                              December 31,
                                              -----------------------------------------
                                                       1997                  1996
 Capital and surplus                                $5,136,292            $5,035,886

 Net loss                                            $(645,603)            $(756,906)

The following is a reconciliation of consolidated net loss and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net loss and capital and surplus on a statutory basis:

                                                          December 31, 1997                           December 31, 1996
                                               -----------------------------------------  ------------------------------------------
                                                 Income/Loss        Capital and Surplus     Income/Loss        Capital and Surplus
                                               -----------------  ----------------------  -----------------  ----------------------
Consolidated Reporting Under
  Generally Accepted Accounting Principles            $(931,612)             $6,412,960          $(939,972)             $7,132,363
Less Parent Company and BNL Equity                      246,986                 931,904            215,886               1,944,975
                                               -----------------  ----------------------  -----------------  ----------------------

Brokers National Life Assurance Company                (684,626)              5,481,056           (724,086)              5,187,388

Deferred Acquisition Costs                               40,972                (433,695)            39,894                (474,667)
Reserve and Premium Adjustments                          (8,305)                192,191            (30,424)                222,505
Interest Maintenance Reserve/AVR                         16,691                (344,286)           (38,920)               (387,489)
Unrealized appreciation of securities                       -                  (258,502)                -                  (22,387)
Annuity Deposits and Related Adjustments                (27,600)                615,736              8,707                 610,536
Other                                                    17,265                (116,208)           (12,077)               (100,000)
                                               -----------------  ----------------------  -----------------  ----------------------

   BNLAC Statutory Basis                              $(645,603)             $5,136,292          $(756,906)             $5,035,886
                                               =================  ======================  =================  ======================

The Arkansas Insurance Department in February, 1997 conducted the triennial statutory examination for the three year period ending December 31, 1995. During the course of the examination, the Department notified the Company that Arkansas law required that all bonds and other investments held by custodial agreement be registered with the Depository Trust Corporation (DTC) through a custody agreement with an Arkansas bank. As a result of the 1994 merger of Iowa Life
Assurance Company and United Arkansas Life Assurance Company, BNLAC had $4,130,392 of securities registered with DTC through a custodial agreement with a fully insured investment banking firm. This resulted in a proposal by the Arkansas Insurance Department to nonadmit these assets.

As noted in the final examination order of the Insurance Commissioner of the State of Arkansas dated June 5, 1997, BNLAC satisfied the Department rule by moving the custodial agreement to First Commercial Bank, Little Rock, Arkansas. The Department also proposed that a 1996 expense of $99,000 be reclassified to 1995. This amount represents an underestimate of the incurred but not reported dental claims for 1995. The above tables do not include the proposed adjustments.

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

The total net operating loss carryovers at December 31, 1997 were approximately $8,100,000 for income tax reporting. The net operating loss carryovers expire in years 2000 - 2010. The Company and its Subsidiaries will file separate income tax returns for 1997.

A deferred tax asset of $3,140,000 resulted from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The Company has recognized a corresponding valuation allowance of $3,140,000 against the deferred tax asset. This represents a net increase of $270,000 in the deferred tax asset for 1997 and corresponding valuation allowance over the previous year. The Company recognized no current or deferred tax expense or benefit.

4.  Investments:

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

                                                                             Gross            Gross
December 31, 1997                                                          Unrealized       Unrealized         Estimated
                                                       Amortized Cost        Gains            Losses         Market Value
                                                       ---------------    -------------    -------------    ---------------
US Treasury securities and obligations of
  US government corporations and agencies                 $10,779,985         $292,058       $( 33,380)        $11,038,663
Obligations of states and political subdivisions              297,588              162          (4,500)            293,250
Corporate securities                                          310,607            3,282          (2,813)            311,076
Mortgage-backed  securities
     GNMA                                                      20,205              -            (1,397)             18,808
Public utility bonds                                           99,345            4,805             -               104,150
                                                       ---------------    -------------    -------------    ---------------

Totals                                                    $11,507,730         $300,307        $(42,090)        $11,765,947
                                                       ===============    =============    =============    ===============

                                                                             Gross            Gross
December 31, 1996                                                          Unrealized       Unrealized         Estimated
                                                        Amortized Cost       Gains            Losses          Market Value
                                                       ---------------    -------------    -------------    ---------------

US Treasury securities and obligations of
   US government corporations and agencies                $10,972,990         $176,748       $(120,406)        $11,029,332
Obligations of states and political subdivisions              297,461              230         (18,551)            279,140
Corporate securities                                          310,577            1,203         (10,839)            300,941
Mortgage-backed  securities
     GNMA                                                      27,308              -              (245)             27,063
Public utility bonds                                          246,565            3,727            (859)            249,433
                                                       ---------------    -------------    -------------    ---------------

Totals                                                    $11,854,901         $181,908       $(150,900)        $11,885,909
                                                       ===============    =============    =============    ===============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

                                                              December 31, 1997
                                                      ---------------------------------
                                                                           Estimated
                                                      Amortized Cost     Market Value
                                                      ---------------    --------------
Due in one year or less                                  $   500,000       $   495,000
Due after one year through five years                      1,769,437         1,802,596
Due after five years through ten years                     3,595,468         3,581,509
Due after ten years                                        5,622,620         5,868,034
                                                      ---------------    --------------
                                                          11,487,525        11,747,139
Mortgage-backed securities                                    20,205            18,808
                                                      ---------------    --------------

                                                         $11,507,730       $11,765,947
                                                      ===============    ==============

Proceeds from sales and maturities of investments in fixed maturity securities for the years ended December 31, 1997 and 1996 were $4,597,652 and $2,947,620, respectively. Gross gains of $80,143 and $97,757 and gross losses of $310 and $4,663 were realized on those December 31, 1997 and 1996 sales, respectively.

Investment in equity securities at December 31, 1997 and 1996 represents common stock investments as follows:

                                            1997                            1996
                                                     Market                             Market
                                      Cost            Value            Cost             Value
                                  -------------    ------------    -------------    -------------
Banks, trusts and
     insurance companies            $    2,423       $     438       $    2,423        $     438
Industrial, savings
     and loans and other               105,700          20,000          105,700           35,000
                                  -------------    ------------    -------------    -------------

                                      $108,123         $20,438         $108,123          $35,438
                                  =============    ============    =============    =============

Net investment income for the years ended December 31, 1997 and 1996 is as follows:

                                                         December 31,
                                                ------------------------------
                                                    1997             1996
                                                -------------    -------------

Interest on debt securities and
     cash investments                               $878,594         $878,573
Dividends on equity securities                         -                -
                                                -------------    -------------

                                                     878,594          878,573
Investment expenses                                  (18,845)         (14,633)
                                                -------------    -------------

Net investment income                               $859,749         $863,940
                                                =============    =============

Net realized gains and losses are summarized below:

                                                          December 31,
                                                ------------------------------
                                                    1997             1996
                                                -------------    -------------

Debt securities                                      $79,833          $93,094
Equity securities                                       -                -
                                                -------------    -------------

                                                     $79,833          $93,094
                                                =============    =============


Included in 1997 and 1996 realized gains on debt securities is $42,328 and $30,205, respectively of gains on taxable municipal bonds that were written down in 1991 to 25% of par value ($700,000) for a total realized loss of $522,282. The taxable municipal bonds were of three issuers whereby the proceeds of the securities were invested in guaranteed investment contracts (GICs) of Executive Life Insurance Company (Executive Life). Executive Life was placed under rehabilitation by the California regulators in 1991. In 1993, a rehabilitation plan was approved and each year thereafter the Company has received a portion of the principal in excess of the book value and back interest on the bonds. As of December 31, 1997 the Company has received a total of $746,798 from the rehabilitation plan.

5.  Fair Value of Financial Instruments

                                                                    1997                                     1996
                                                       ---------------- ----------------        ---------------- ----------------
                                                          Carrying           Fair                  Carrying           Fair
Assets                                                     Amount            Value                  Amount            Value
                                                       ---------------- ----------------        ---------------- ----------------
Cash and Cash Equivalents
       (Note 1)                                              $ 714,539        $ 714,539    (a)        $ 702,769        $ 702,769 (a)
Investments-fixed maturity, available for sale
       (Note 4 & Note 1)                                    11,765,947       11,765,947    (b)       11,885,909       11,885,909 (b)
Investments -equity securities
       (Note 4 & Note 1)                                        20,438           20,438    (b)           35,438           35,438 (b)
Other financial instruments-Assets                             313,363          313,363    (a)          315,057          315,057 (a)
                                                       ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                         $12,814,287      $12,814,287             $12,939,173      $12,939,173
                                                       ================ ================        ================ ================

Liabilities

Premium deposit funds                                         $127,697         $127,697    (a)         $177,909         $177,909 (a)
Supplementary contracts without life contingencies
       (Note 1)                                                 56,031           56,031    (a)           70,515           70,515 (a)
Annuity deposits
       (Note 1)                                              3,336,323        3,336,323    (a)        3,495,571        3,495,571 (a)
                                                       ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                     $3,520,051       $3,520,051              $3,743,995       $3,743,995
                                                       ================ ================        ================ ================

(a) The indicated assets and liabilities are carried at book value, which approximate fair value.
(b) Fair value of investments is based on quoted market price or dealer quotes, when available. If quotes are not available, fair values are based on quoted prices of comparable instruments.

6.  Commitments and Contingencies:

The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending lawsuit alleging violation of the Arkansas Securities Act. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result have been made in the financial statements. In the opinion of management, the existing litigation is without merit and the Company is in the process of seeking sanctions against appropriate parties.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:

                                             1998                       $120,664
                                             1999                        $68,819
                                             2000                        $20,843
                                             2001                         $6,336
                                             Thereafter                   $2,358
                                                          ----------------------
                                             Total                      $219,020
                                                          ======================

Related lease cost incurred for the years ended December 31, 1997 and 1996 was $113,455 and $110,486, respectively.

The Company's wholly owned insurance subsidiary might be subject to losses related to guarantee fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Cash deposits in excess of federally insured limits are approximately $33,000 at December 31, 1997.

For information regarding minimum capital requirements to maintain a license to sell in various states, see Note 2.

7. Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.

                                                            1997                     1996
                                                      ------------------      -------------------
Balance at January 1                                           $816,500                 $552,235
  Less Reinsurance Recoverable                                    5,161                  120,735
                                                      ------------------      -------------------
Net Balance at January 1                                        811,339                  431,500
                                                      ------------------      -------------------

Incurred related to:
   Current year                                               8,387,011                5,016,402
   Prior years                                                   11,846                   72,837
                                                      ------------------      -------------------
Total Incurred                                                8,398,857                5,089,239
                                                      ------------------      -------------------

Paid related to:
   Current year                                               7,017,720                4,090,828
   Prior years                                                  823,846                  618,572
                                                      ------------------      -------------------
Total Paid                                                    7,841,566                4,709,400
                                                      ------------------      -------------------

Net Balance at December 31                                    1,368,630                  811,339
   Plus reinsurance recoverable                                   -                        5,161
                                                      ==================      ===================
Balance at December 31                                       $1,368,630                 $816,500
                                                      ==================      ===================

8.  Reinsurance:

Liability for future policy benefits is reported before the effects of reinsurance. Reinsurance receivable (including amounts related to insurance liabilities) is reported as assets. Estimated reinsurance receivable is recognized in a manner consistent with the liabilities related to the underlying reinsurance contracts. Such amounts have been presented in accordance with Statement of Financial Standards No. 113, "Accounting and Reporting for
Reinsurance of Short Duration and Long Duration Contracts." The Company is liable if the reinsuring companies are unable to meet their obligations under the reinsurance agreements.

The Company retains a maximum of $35,000 on any one risk and reinsures the remainder with Business Mens Assurance Company. The rating by A.M. Best Company of Business Mens Assurance Company, the primary life reinsurer, was "A" (Excellent) for 1996.
Following is a summary of reinsurance for December 31, 1997 and 1996:

                                                                                                            Percentage
                                                         Ceded to         Assumed                            of Amount
                                         Gross            other          from other                          Assumed to
                                        Amount          Companies        Companies          Net Amounts          Net
                                    ---------------    -------------    -------------    ---------------    -------------
December 31, 1997
Life Insurance in force
    (in thousands)                         $36,828          $11,971           $8,226            $33,083        24.9%
                                    ===============    =============    =============    ===============    =============

Premiums-life insurance                   $383,798          $57,362          $22,938           $349,374         6.6%
Premiums-accident and health            11,087,724           28,748             -            11,058,976          -
                                    ---------------    -------------    -------------    ---------------    -------------
Total insurance premiums               $11,471,522          $86,110          $22,938        $11,408,350         0.2%
                                    ===============    =============    =============    ===============    =============

December 31, 1996

Life Insurance in force
    (in thousands)                         $33,796           $11,091          $7,252            $29,957        24.2%
                                      =============     =============   =============      =============    =============

Premiums-life insurance                   $389,543           $43,475         $20,961           $367,029         5.7%
Premiums-accident and health             6,878,631               -               -            6,878,631          -
                                      -------------     -------------   -------------      -------------    -------------
Total insurance premiums                $7,268,174           $43,475         $20,961         $7,245,660         0.3%
                                      =============     =============   =============      =============    =============

9.  Related Party Transactions\Certain Relationships

Historically, the Company utilized the firm of Ahart & Bryan, Inc. ("A & B, Inc."), of North Little Rock, Arkansas, to facilitate purchases and sales of corporate securities as a part of its routine investment program. Because Mr. Tom Ahart, President and a Director of A & B, Inc. is a brother of the Company's Chairman, Wayne E. Ahart, transactions between A & B, Inc. and the Company have been disclosed in prior financial statements.

Effective July 26, 1996, A & B, Inc. was merged into First Commercial Investments, Inc. which is now the brokerage firm utilized by the Company for its investment transactions. Tom Ahart is employed by First Commercial Investments, Inc. as a Vice President, but he is neither a board member nor principal owner of First Commercial Investments, Inc. For the period from January 1, 1996 to July 26, 1996 (during which period A & B Inc. was considered a related party by virtue of Tom Ahart's position of ownership and control), the amount of purchases and sales executed through A & B, Inc. (as the introducing broker) had a market value of approximately $4,300,000, and A & B, Inc. received fees totaling $5,855 for such period.

10.  Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. On November 17, 1997 the Board of Directors authorized an additional 500,000 shares. The option period may not exceed a term of 5 years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 1997 and 1996 the Company granted 208,050 and 101,725 stock options respectively, with an exercise price of $.50 per share. There were 309,775 stock options outstanding at December 31, 1997. No options have been exercised since inception of the plan. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $1,500 and $800 in 1997 and 1996, respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include risk free interest rate of 6.5%, expected life of 3 years, expected volatility of 11% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 2.5 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In May 1997, the Board of Directors approved a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company on the open market. No stock bonus will be granted unless the Company has consolidated after-tax profits.

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


12.  Subsequent Events

No events have occurred subsequent to the close of the books on December 31, 1997, which have a material effect on the financial condition of the Company.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------


To the Board of Directors and Shareholders
BNL Financial Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of BNL Financial Corporation and Subsidiaries as of December 31, 1997 and 1996 and the related Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.






Oklahoma City, Oklahoma                             \s\ SMITH, CARNEY & CO., p.c
February 11, 1998

Exhibit 4.3

                              STOCK BONUS AGREEMENT

This Stock Bonus Agreement (the "Agreement") is made effective as of the 1st day of January, 1997, between BNL Financial Corporation (the "Company") and C. Donald Byrd ("Employee").

Whereas, The Employee serves as an executive officer of the Company; and

Whereas, the Company desires to encourage the Employee to remain as an employee of the Company and for the Employee to have a growing personal interest in the continued success and progress of the Company; and


Whereas, the Company desires to offer certain compensation to the Employee for the performance of his duties through the purchase of stock as herein provided; and

Whereas,  the Company and  Employee  desire to enter into an  agreement  setting
forth  the  rights  and  obligations  of  the  respective   parties  under  said
compensation agreement;

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

2. Allocation of Profits. Subject to the terms and conditions set forth in the Agreement, the Company agrees that it will allocate and set aside an amount equal to two and one-half percent (2 1/2%) of the after taxes net profits in excess of two hundred fifty thousand dollars ($250,000), of the Company each year (the "Allocated Amount"). For purposes of the Agreement, "after taxes net profits" shall be calculated in accordance with generally accepted accounting principles, with the amount to be determined from the year-end financial statements of the Company.

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

5. Purchase of Shares. If possible, the Shares shall be purchased on the open market at the then current market price. In the event that an insufficient number of shares shall be available for purchase on the open market so as to be able to fully utilize the Allocated Amount for the purchase of Shares, the Allocated Amount may be used to purchase shares directly from the Company. If the Shares are purchased from the Company, the price shall be established at the then-current market price or, if no such market exists, at a price to be established by the board of directors of the Company. The Committee shall be responsible for determining the timing and source of the purchases and shall use reasonable efforts to comply with the intent of this agreement as herein expressed.

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

10. Termination of the Agreement by the Company. The Company may terminate the Agreement at any time; provided, however, that the Employee shall be entitled to receive any and all Shares to which he is entitled prior to the date of the termination. If the Agreement is terminated after the end of the Company's fiscal year but before the purchase of any Shares under the Agreement on account of the results of the Company for the prior year, the Employee shall be entitled to receive the entire amount which would be due for the prior fiscal year. If the Agreement is terminated prior to the end of the Company's fiscal year, the Committee shall make such adjustments to the Allocated Amount due, if any, to the Employee for that fiscal year as it deems appropriate. In making such determination the Committee shall act in a reasonable manner and shall take into account such factors as the length of time during the year the Agreement was in effect and the Employee's contribution during the year to the success of the Company.

11.  Automatic  Termination  upon  Termination of Employee.  The  termination of
Employee's employment with the Company shall act as a termination of the Agreement at the date of Employee's termination, subject to the following:

         (a) If Employee voluntarily terminates after the end of the Company's fiscal year but before the Employee has received the Allocated amount, Employee shall be entitled to receive the entire Allocated Amount for that previous fiscal year.
         (b) If Employee voluntarily terminates his employment with the Company before the end of the fiscal year, Employee shall not be entitled to receive any of the Allocated Amount for that fiscal year unless the Committee shall, in its sole discretion, determine that such payment, or a portion thereof, would be appropriate.
         (c) If Employee's employment with the Company is terminated by the Company for any reason other than for cause, as hereinafter defined, during the fiscal year, the Employee shall be entitled to receive that portion of the Allocated Amount which the amount of time during which he was employed bears to the entire fiscal year.
         (d) If Employee's employment with the Company is terminated by the Company for cause, Employee shall not be entitled to receive any amount hereunder for that fiscal year.

For purposes of this section, "for cause" shall mean dishonesty, theft, conviction of a serious misdemeanor or felony, drunkenness or drug use, unethical business conduct, breach of trust or a material breach of this Agreement. "For Cause" shall also include the failure of the Employee for any reason, within ten (10) days after receipt of Employee of written notice from the Company, to correct, cease, or otherwise alter any insubordination, failure to comply with instructions or other action or omission to act that in the opinion of the Company does or may materially and adversely affect its business or operation.

12. Possible Restriction on Shares. Employee recognizes and agrees that the Shares may be "restricted securities" as that term is defined under the federal securities laws if the Shares have been purchased directly from the Company or in a manner that would require the Shares to be restricted securities. The Company agrees that it will use reasonable efforts to purchase the Shares in such a fashion that they will not be considered "restricted securities" but makes no guaranty or other assurance that the Shares will be so acquired.

13. Assignability. The Employee may not assign his rights hereunder; provided, however, that, in the event of the disability of the Employee, his interests may be exercised by this representative, guardian or similar agent and that, in the event of the death of the Employee, his estate and heirs may acquire and exercise any and all of his rights hereunder which exist at the date of his death.

14. Entire Agreement. This Agreement constitutes the entire agreement of the parties with respect to the matters contained herein.

15. Right to Employment. Nothing contained herein shall be construed as providing Employee with any rights to continued employment with the Company.

The parties agree that this agreement shall become effective as of the day first written above.


By: /S/ Donald Byrd
    ---------------
    C. Donald Byrd
    "Employee"



BNL Financial Corporation
"Company"


By: /S/ Wayne E. Ahart
    ------------------
    Chairman of the Board




                              STOCK BONUS AGREEMENT

This Stock Bonus Agreement (the "Agreement") is made effective as of the 1st day of January, 1997, between BNL Financial Corporation (the "Company") and Kenneth
D. Tobey ("Employee").

Whereas, The Employee serves as an executive officer of the Company; and

Whereas, the Company desires to encourage the Employee to remain as an employee of the Company and for the Employee to have a growing personal interest in the continued success and progress of the Company; and


Whereas, the Company desires to offer certain compensation to the Employee for the performance of his duties through the purchase of stock as herein provided; and

Whereas,  the Company and  Employee  desire to enter into an  agreement  setting
forth  the  rights  and  obligations  of  the  respective   parties  under  said
compensation agreement;

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

2. Allocation of Profits. Subject to the terms and conditions set forth in the Agreement, the Company agrees that it will allocate and set aside an amount equal to two and one-half percent (2 1/2%) of the after taxes net profits in excess of two hundred fifty thousand dollars ($250,000), of the Company each year (the "Allocated Amount"). For purposes of the Agreement, "after taxes net profits" shall be calculated in accordance with generally accepted accounting principles, with the amount to be determined from the year-end financial statements of the Company.

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

5. Purchase of Shares. If possible, the Shares shall be purchased on the open market at the then current market price. In the event that an insufficient number of shares shall be available for purchase on the open market so as to be able to fully utilize the Allocated Amount for the purchase of Shares, the Allocated Amount may be used to purchase shares directly from the Company. If the Shares are purchased from the Company, the price shall be established at the then-current market price or, if no such market exists, at a price to be established by the board of directors of the Company. The Committee shall be responsible for determining the timing and source of the purchases and shall use reasonable efforts to comply with the intent of this agreement as herein expressed.

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

10. Termination of the Agreement by the Company. The Company may terminate the Agreement at any time; provided, however, that the Employee shall be entitled to receive any and all Shares to which he is entitled prior to the date of the termination. If the Agreement is terminated after the end of the Company's fiscal year but before the purchase of any Shares under the Agreement on account of the results of the Company for the prior year, the Employee shall be entitled to receive the entire amount which would be due for the prior fiscal year. If the Agreement is terminated prior to the end of the Company's fiscal year, the Committee shall make such adjustments to the Allocated Amount due, if any, to the Employee for that fiscal year as it deems appropriate. In making such determination the Committee shall act in a reasonable manner and shall take into account such factors as the length of time during the year the Agreement was in effect and the Employee's contribution during the year to the success of the Company.

11.  Automatic  Termination  upon  Termination of Employee.  The  termination of
Employee's employment with the Company shall act as a termination of the Agreement at the date of Employee's termination, subject to the following:

         (a) If Employee voluntarily terminates after the end of the Company's fiscal year but before the Employee has received the Allocated amount, Employee shall be entitled to receive the entire Allocated Amount for that previous fiscal year.
         (b) If Employee voluntarily terminates his employment with the Company before the end of the fiscal year, Employee shall not be entitled to receive any of the Allocated Amount for that fiscal year unless the Committee shall, in its sole discretion, determine that such payment, or a portion thereof, would be appropriate.
         (c) If Employee's employment with the Company is terminated by the Company for any reason other than for cause, as hereinafter defined, during the fiscal year, the Employee shall be entitled to receive that portion of the Allocated Amount which the amount of time during which he was employed bears to the entire fiscal year.
         (d) If Employee's employment with the Company is terminated by the Company for cause, Employee shall not be entitled to receive any amount hereunder for that fiscal year.

For purposes of this section, "for cause" shall mean dishonesty, theft, conviction of a serious misdemeanor or felony, drunkenness or drug use, unethical business conduct, breach of trust or a material breach of this Agreement. "For Cause" shall also include the failure of the Employee for any reason, within ten (10) days after receipt of Employee of written notice from the Company, to correct, cease, or otherwise alter any insubordination, failure to comply with instructions or other action or omission to act that in the opinion of the Company does or may materially and adversely affect its business or operation.

12. Possible Restriction on Shares. Employee recognizes and agrees that the Shares may be "restricted securities" as that term is defined under the federal securities laws if the Shares have been purchased directly from the Company or in a manner that would require the Shares to be restricted securities. The Company agrees that it will use reasonable efforts to purchase the Shares in such a fashion that they will not be considered "restricted securities" but makes no guaranty or other assurance that the Shares will be so acquired.

13. Assignability. The Employee may not assign his rights hereunder; provided, however, that, in the event of the disability of the Employee, his interests may be exercised by this representative, guardian or similar agent and that, in the event of the death of the Employee, his estate and heirs may acquire and exercise any and all of his rights hereunder which exist at the date of his death.

14. Entire Agreement. This Agreement constitutes the entire agreement of the parties with respect to the matters contained herein.

15. Right to Employment. Nothing contained herein shall be construed as providing Employee with any rights to continued employment with the Company.

The parties agree that this agreement shall become effective as of the day first written above.


/S/ Kenneth D. Tobey
--------------------
Kenneth D. Tobey
"Employee"



BNL Financial Corporation
"Company"


By: /S/ Wayne E. Ahart
    ------------------
    Chairman of the Board