Form 10QSB
period 1998-03-31
BNL FINANCIAL CORP
filed 1998-05-14
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

As of March 31, 1998, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                                March 31
     ASSETS                                       1998       December 31,
                                              (Unaudited)        1997
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $11,310,663     $11,765,947
   Equity securities, common stock .......         5,438          20,438
   Cash and cash investments .............     1,630,495         714,539
                                             -----------     -----------
        Total Investments                     12,946,596      12,500,924
Accrued investment income ................       196,735         225,042
Furniture and equipment ..................       250,041         261,312
Deferred policy acquisition costs ........       427,209         433,695
Receivable from reinsurer ................        26,677          26,677
Premiums due and unpaid...................       406,787         355,793
Other assets .............................       343,803         344,410
                                             -----------      ----------
       TOTAL ASSETS                          $14,597,848     $14,147,853
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,394,548      $1,352,555
   Policy claims payable.................      2,023,000       1,368,630
   Premium deposit fund .................        122,238         127,697
   Annuity deposits .....................      3,325,983       3,336,323
   Deferred annuity profits .............        617,872         615,737
   Supplementary contracts without
       life contingencies ...............         52,275          56,031
   Advanced and unallocated premium......        356,813         328,814
   Commissions payable...................        202,401         184,677
   Other liabilities ....................        328,189         364,429
                                              ----------      ----------
       Total liabilities                       8,423,319       7,734,893
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................         93,522         170,530
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (8,629,357)     (8,467,934)
                                              ----------     -----------
     Total shareholders' equity                6,174,529       6,412,960
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $14,597,848     $14,147,853
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended
                                                                March 31,
                                                        ---------------------------
                                                            1998            1997
                                                        -----------     -----------

REVENUES:
   Premium income ..................................   $  4,350,247    $  2,267,090
   Investment income ...............................        218,904         209,567
   Realized gains on investments ...................         52,174          18,764
                                                        -----------     -----------
    Total income ...................................      4,621,325       2,495,421
                                                        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......      3,737,908       1,878,840
   Increase in liability for future policy benefits          41,993          19,189
   Amortization of deferred policy acquisition costs          6,486           9,468
   Operating expenses ..............................        843,327         664,099
   Taxes, other than on income .....................        153,034         108,780
                                                        -----------     -----------

    Total expenses .................................      4,782,748       2,680,376
                                                        -----------     -----------

    OPERATING INCOME (LOSS) ........................       (161,423)       (184,955)

Provision for income taxes .........................              0               0
                                                        -----------     -----------

    NET INCOME (LOSS) ..............................   ($   161,423)  ($    184,955)
                                                        ===========     ===========

   Net loss per share ..............................   ($      0.01)  ($       0.01)
                                                        ===========     ===========

    Weighted average number
    of shares ......................................     23,311,944      23,311,944
                                                        ===========     ===========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                   Three Months
                                                               Ended          Ended
                                                              03/31/98       03/31/97
                                                              --------       --------
Cash flows from operating activities:
Net loss ...................................................($  161,423)   ($  184,955)
Adjustments to reconcile  net loss to net cash
  provided by (used in) operating activities:
 Realized (gain) loss on investments .......................    (52,175)       (22,843)
 Realized (gain) loss on sale of furniture and equipment....          0          4,079
 Depreciation ..............................................     24,148         22,921
 Amortization of deferred acquisition
    costs and state licenses acquired ......................      7,263          9,468
 Accretion of bond discount ................................       (895)        (1,038)

Change in assets and liabilities:
 (Increase) decrease in accrued investment income ..........     28,307         (8,939)
 Increase in receivable from reinsurer......................    (50,994)       (17,704)
 Decrease in premium deposit fund ..........................     (5,459)       (37,757)
 Decrease in annuity deposits and deferred profits..........     (8,205)       (33,416)
 Increase in liability for future policy
    benefits ...............................................     41,993         25,689
 Increase in policy claims payable..........................    654,370        133,500
 Increase in advanced and unallocated premium...............     27,999         60,808
 Increase in commissions payable............................     17,724         20,039
 Other net .................................................    (35,923)      (319,893)
                                                              ----------      ---------
     Total Adjustments .....................................    648,153       (165,086)
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................    486,730       (350,041)

Cash flows from investing activities:
  Sales of debt securities .................................  3,350,156        726,760
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................          0            201
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................    (13,363)       (30,269)
  Purchase of fixed maturity securities .................... (2,903,811)      (799,250)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities       432,982       (102,558)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................     (3,757)        (3,560)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities        (3,757)        (3,560)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents .......    915,955       (456,159)

Cash and cash equivalents, beginning of year ............       714,539        702,769
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $ 1,630,494    $   246,610
                                                              =========      =========

        (See notes to Consolidated Financial Statements)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results on a basis consistent with the prior period. The statements have been prepared to conform to the requirements of Form 10-QSB and do not necessarily include all disclosures required by generally accepted accounting principles
(GAAP). The reader should refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, previously filed with the Commission, for financial statements for the year ended December 31, 1998, prepared in accordance with GAAP. Net income (loss) per share of common stock is based on the weighted average number of outstanding common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1998, the Company had liquid assets of $1,630,495 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash

The major components of operating cash flows are premium, annuity deposits and investment income. In the first three months of 1998, BNLAC collected $4,422,400 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $218,904.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At March 31, 1998, BNLAC had statutory capital and surplus exceeding $5.076 million. BNLAC is required to maintain minimum levels of statutory capital and surplus as a condition to conducting business in the states in which it is licensed. Each of these states had different rules regarding the minimum level of capital and surplus required in that state. The state of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus.

Results of Operations
Premium income for the first three months of 1998 was $4,350,247 compared to $2,267,090 for the same period in 1997. The increase of $2,083,157, or 92%, was due to an increase in group dental insurance premiums written during 1997 and the first quarter of 1998.

Net investment income was $218,904 for the period ended March 31, 1998 compared to $209,567 for the same period in 1997. The increase was due to an increase in invested assets in 1998.

Realized gains on investments were $52,175 in the first three months of 1998 compared to $18,764 for the same period in 1997. The increase in realized gains was due to bonds sold in the normal course of the Company's investment activity.

In the first three months of 1998, policy benefits and other insurance costs were $3,737,908 compared to $1,878,840 for the same period in 1997. The increase was due to an increase in claims and commissions resulting from the increase in dental business in force.

For the period ended March 31, 1998, the increase in liability for future policy benefits was $41,933 compared to $19,189 in 1997. The increase in 1998 was due to an increase in group dental unearned premium reserves.

Amortization of deferred policy acquisition costs were $6,486 and $9,468 for the first quarter of 1998 and 1997 respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $843,327 in the first quarter of 1998 compared to $664,099 for the same period in 1997. The increase in operating expenses was primarily due to an increase in data processing expense, payroll and claims administrative expense - which are all attributable to the increase volume of dental insurance in force. An increase in legal expense of approximately $54,000 relating to legal proceedings described in Part II, Item 1, was another primary factor in the increase in operating expense.

Taxes, other than on income, fees and assessments were $153,034 for the first quarter of 1998 compared to $108,780 for the same period in 1997. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The net loss from operations for the first quarter of 1998 was $161,423 compared to $184,955 for the same period in 1997. The decrease is primarily due to an increase in realized gains and a reduction in general and administrative expenses as a percentage of premium income in 1998 versus 1997. Management anticipates that with a continuing increase of premium income, this trend will continue.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.
On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation ("UAC") (now known as BNL Equity Corporation) during the period from January, 1989, until May, 1992.

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

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

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

                                                      BNL FINANCIAL CORPORATION
                                                      (Registrant)



Date: April 28, 1998                  /s/ Wayne E. Ahart
                                      --------------------------------
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: April 28, 1998                 /s/ Barry N. Shamas
                                     ---------------------------------
                                     By: Barry N. Shamas, Executive V.P.
                                         (Chief Financial Officer)