Form 10QSB
period 1998-06-30
BNL FINANCIAL CORP
filed 1998-08-12
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1998

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

As of June 30, 1998, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                            June 30, 1998   December 31,
                                              (Unaudited)        1997
                                             -----------    ------------
ASSETS
Investments:
   Investments available for sale, at
        fair value .......................   $11,939,318     $11,765,947
   Equity securities, common stock .......         7,438          20,438
   Cash and cash investments .............       258,754         714,539
                                             -----------     -----------
        Total Investments                     12,205,509      12,500,924
Accrued investment income ................       234,246         225,042
Furniture and equipment ..................       244,644         261,312
Deferred policy acquisition costs ........       419,093         433,695
Receivable from reinsurer ................        26,677          26,677
Premiums due and unpaid...................       479,203         355,793
Other assets .............................       359,771         344,410
                                             -----------      ----------
       TOTAL ASSETS                          $13,969,144     $14,147,853
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,392,938      $1,352,555
   Policy claims payable.................      1,628,000       1,368,630
   Premium deposit fund .................        120,174         127,697
   Annuity deposits .....................      3,274,241       3,336,323
   Deferred annuity profits .............        617,872         615,737
   Supplementary contracts without
       life contingencies ...............         48,482          56,031
   Advanced and unallocated premium......        338,361         328,814
   Commissions payable...................        263,531         184,677
   Other liabilities ....................        346,366         364,429
                                              ----------      ----------
       Total liabilities                       8,029,965       7,734,893
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Accumulated other comprehensive
        income...........................        126,553         170,530
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (8,897,739)     (8,467,934)
                                              ----------     -----------
     Total shareholders' equity                5,939,178       6,412,960
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $13,969,143     $14,147,853
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months Ended               Six Months Ended
                                                             June 30                            June 30,
                                                    ---------------------------        -----------------------------
                                                         1998           1997                1998            1997
                                                    -------------   -----------        -------------     -----------

REVENUES:
   Premium income ..................................  $5,042,166     $2,555,179        $  9,392,413    $  4,823,349
   Investment income ...............................     198,094        229,940             416,998         439,507
   Realized gains on investments ...................       2,343         23,147              54,518          41,911
                                                    -------------   ------------        -----------     -----------
    Total income ...................................   5,242,603      2,808,266           9,863,929       5,304,767
                                                    -------------   ------------        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......   4,486,719      2,268,801           8,224,627       4,148,721
   Increase in liability for future policy benefits.      (1,610)       (15,048)             40,383           4,141
   Amortization of deferred policy acquisition costs       8,116         15,373              14,602          24,841
   Operating expenses ..............................     848,706        695,132           1,692,033       1.359,231
   Taxes, other than on income .....................     169,055         90,860             322,089         199,640
                                                    -------------   ------------        -----------     -----------

    Total expenses .................................   5,510,986      3,055,118          10,293,734       5,736,574
                                                    -------------   ------------        -----------     -----------

    OPERATING LOSS .................................   ($268,383)     ($246,852)           (429,805)       (431,807)

Provision for income taxes .........................           0              0                   0               0
                                                    -------------   ------------        -----------     -----------
    NET LOSS .......................................   ($268,383)     ($246,852)          ($161,423)      ($184,955)
                                                    =============   ============        ===========     ===========
Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during
         period.....................................     $35,374        183,308             $10,541         $44,068
   Reclassification adjustment for gains
         included in net income.....................      (2,343)       (23,147)            (54,518)        (41,911)
                                                    -------------   ------------        -----------     -----------
Other comprehensive income (loss)...................      33,031        160,161             (43,977)          2,157
                                                    -------------   ------------        -----------     -----------

     COMPREHENSIVE LOSS ............................   ($235,352)      ($86,691)          ($473,782)      ($429,650)
                                                    =============   ============        ===========     ===========

   Net loss per share ..............................      ($0.01)        ($0.01)             ($0.01)         ($0.01)
                                                    =============   ============        ===========     ===========

    Weighted average number
    of shares ......................................   23,311,944     23,311,944         23,311,944      23,311,944
                                                    =============   ============        ===========     ===========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                    Six Months
                                                               Ended          Ended
                                                              06/30/98       06/30/97
                                                              --------       --------
Cash flows from operating activities:
Net loss ...................................................($  429,805)   ($  431,807)
Adjustments to reconcile  net loss to net cash
  provided by (used in) operating activities:
 Realized (gain) loss on investments .......................    (54,518)       (45,990)
 Realized (gain) loss on sale of furniture and equipment....          0          4,079
 Depreciation ..............................................     50,432         46,923
 Amortization of deferred acquisition
    costs and state licenses acquired ......................     16,156         24,841
 Accretion of bond discount ................................     (1,830)        (1,782)

Change in assets and liabilities:
 (Increase) decrease in accrued investment income ..........     (9,204)       (13,622)
 Increase in receivable from reinsurer......................   (123,410)         5,161
 Decrease in premium deposit fund ..........................     (7,523)       (38,543)
 Decrease in annuity deposits and deferred profits..........    (59,947)       (68,566)
 Increase in liability for future policy
    benefits ...............................................     40,383         10,641
 Increase in policy claims payable..........................    259,370         68,500
 Increase in advanced and unallocated premium...............      9,546        (96,148)
 Increase in commissions payable............................     78,854        127,684
 Other net .................................................    (34,005)        93,398
                                                              ----------      ---------
     Total Adjustments .....................................    164,304        116,576
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................   (265,501)      (315,231)
                                                              ----------      ---------
Cash flows from investing activities:
  Sales of debt securities .................................  4,705,813      1,496,496
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................          0            201
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................    (34,736)       (41,963)
  Purchase of fixed maturity securities .................... (4,853,811)    (1,497,209)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities      (182,734)       (42,475)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................     (7,550)        (7,148)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities        (7,550)        (7,148)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents .......   (455,785)      (364,854)

Cash and cash equivalents, beginning of year ............       714,539        702,769
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   258,754    $   337,915
                                                              =========      =========

        (See notes to Consolidated Financial Statements)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the interim results on a basis consistent with the prior period. The statements have been prepared to conform to the requirements of Form 10-QSB and do not necessarily include all disclosures required by generally accepted accounting principles
(GAAP). The reader should refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, previously filed with the Commission, for financial statements for the year ended December 31, 1997, prepared in accordance with GAAP. Net income (loss) per share of common stock is based on the weighted average number of outstanding common shares.

The Company adopted SFAS # 130 "Reporting Comprehensive Income" during the second quarter of 1998. SFAS #130 requires the Company to report the year to date change in unrealized gains or losses on its investments as comprehensive income on the Statement of Income. Unrealized gains or losses reported in the equity section of the balance sheet have been renamed accumulated other comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources At June 30, 1998, the Company had liquid assets of $258,954 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first half of 1998, BNLAC collected $9,522,400 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $416,998.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At June 30, 1998, BNLAC had statutory capital and surplus exceeding $4,851,789. BNLAC is required to maintain minimum levels of statutory capital and surplus as a condition to conducting business in the states in which it is licensed. Each of these states had different rules regarding the minimum level of capital and surplus required in that state. The state of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus.
Results of Operations

Premium income for the first half of 1998 was $9,392,413 compared to $4,823,349 for the same period in 1997. The increase of $4,569,064, or 95%, was due to an increase in insurance premiums written during 1997 and the first half of 1998.

Net investment income was $416,998 for the period ended June 30, 1998 compared to $439,507 for the same period in 1997. The decrease was due to interest received on GIC bonds in 1997 but not in 1998.

Realized gains on investments were $54,518 in the first six months of 1998 compared to $41,911 for the same period in 1997. The increase in realized gains was due to bonds sold in the normal course of the Company's investment activity.

In the first half of 1998, policy benefits and other insurance costs were $8,224,627 compared to $4,148,721 for the same period in 1997. The increase was due to an increase in claims and commissions resulting from the increase in insurance in force.

For the period ended June 30, 1998, the increase in liability for future policy benefits was $40,383 compared to $4,141 in 1997. The increase in 1998 was due to an increase in unearned premium reserves.

Amortization of deferred policy acquisition costs were $14,4602 and $24,841 for the first half of 1998 and 1997 respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $1,692,033 in the first half of 1998 compared to $1,359,231 for the same period in 1997. The increase in operating expenses was primarily due to an increase in data processing expense, payroll and claims administrative expense - which are all attributable to the increase volume of insurance in force. An increase in legal expense of approximately $28,000 relating to legal proceedings described in Part II, Item 1, was another primary factor in the increase in operating expense.

Taxes, other than on income, fees and assessments were $322,090 for the first half of 1998 compared to $199,640 for the same period in 1997. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The net loss from operations for the first half of 1998 was $429,805 compared to $431,807 for the same period in 1997. The decrease is primarily due to an increase  in  realized  gains and a  reduction  in  general  and  administrative expenses as a percentage of premium income in 1998 versus 1997. These positive results were off set by the claims ratio on group dental business running approximately 1.5% higher than the same period in 1997. Management anticipates the rate increases on new business, product modifications and stricter underwriting guidelines that took affect on June 1, 1998 will begin having an impact on reducing the claims ratio in the second half of 1998.

The Company adopted SFAS # 130 "Reporting Comprehensive Income" during the second quarter of 1998. SFAS #130 requires the Company to report the year to date change in unrealized gains or losses on its investments as comprehensive income on the Statement of Income. Unrealized gains or losses reported in the equity section of the balance sheet have been renamed accumulated other comprehensive income. During the first half of 1998 other comprehensive income was ($43,977) compared to $2,157 for the same period in 1997. The decrease in 1998 was due to a reduction in the market value of an equity security and a reduction in the market value of the bond portfolio since December 31, 1997.

PART II -- OTHER INF0RMATION

Item 1. Legal Proceedings.

On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation (UAC) (now known as BNL Equity Corporation) during the period from January, 1989, until May, 1992. The Company has retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. The company believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. The Company is vigorously defending the matter and is in the process of seeking sanctions against appropriate parties.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on May 20, 1998 in Little Rock, Arkansas. At the annual meeting, the following individuals were elected to the Company's Board of Directors. Wayne E. Ahart Richard Barclay Eugene A. Cernan John Greig Tom Landry C. James McCormick James A. Mullins Chris Schenkel Barry Shamas Kenneth Tobey Cecil Alexander C. Donald Byrd Hayden Fry Roy Keppy Roy Ledbetter John E. Miller Robert R. Rigler L. Stanley Schoelerman Orville E. Sweet 13,961,651 shares were voted in favor of Messrs. Miller, Mullins and Greig; 13,960,451 voted in favor of Mr. Tobey; 13,960,451 shares voted in favor of Mr.Sweet; 13,959,449 shares voted in favor of Mr Byrd; 13,958,651 shares voted in favor of Mr. Schoelerman; 13,955,909 shares voted in favor of Mr. Shamas; 13,954,247 shares voted in favor of Mr. Ahart; 13,953,365 shares voted in favor of Mr. Rigler; 13,952,825 shares voted in favor of Messrs. McCormick, Barclay and Alexander; 13,952,627 shares voted in favor of Mr. Ledbetter; 13,951,865 shares voted in favor of Mr. Schenkel; and 13,951,823 shares voted in favor of Mr. Keppy; 13,951,325 shares voted in favor of Messrs. Cernan and Landry; 13,949321 shares voted in favor of Mr. Fry. 111,594 shares were withheld from all directors.

The shareholders ratified the selection of Smith, Carney & Co., as the Corporation's independent auditors for the fiscal year 1998. 13,913,496 shares were voted in favor; 54,261 were voted against; and 105,488 shares abstained.


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

                                                      BNL FINANCIAL CORPORATION
                                                      (Registrant)



Date: August 14, 1998                  /s/ Wayne E. Ahart
                                      --------------------------------
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: August 14, 1998                 /s/ Barry N. Shamas
                                     ---------------------------------
                                     By: Barry N. Shamas, Executive V.P.
                                         (Chief Financial Officer)