Form 10QSB
period 1998-09-30
BNL FINANCIAL CORP
filed 1998-11-12
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

As of September 30, 1998, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                          September 30, 1998   December 31,
                                              (Unaudited)        1997
                                          ------------------ ---------------
ASSETS
Investments:
   Investments available for sale, at
        fair value .......................   $10,021,817     $11,765,947
   Equity securities, common stock .......         2,838          20,438
   Cash and cash investments .............     2,449,442         714,539
                                             -----------     -----------
        Total Investments                     12,474,097      12,500,924
Accrued investment income ................       182,549         225,042
Furniture and equipment ..................       227,895         261,312
Deferred policy acquisition costs ........       413,081         433,695
Receivable from reinsurer ................        26,677          26,677
Premiums due and unpaid...................       488,858         355,793
Other assets .............................       312,687         344,410
                                             -----------      ----------
       TOTAL ASSETS                          $14,125,844     $14,147,853
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,404,608      $1,352,555
   Policy claims payable.................      1,940,000       1,368,630
   Premium deposit fund .................        122,221         127,697
   Annuity deposits .....................      3,260,519       3,336,323
   Deferred annuity profits .............        617,872         615,737
   Supplementary contracts without
       life contingencies ...............        135,611          56,031
   Advanced and unallocated premium......        379,276         328,814
   Commissions payable...................        239,661         184,677
   Other liabilities ....................        429,583         364,429
                                              ----------      ----------
       Total liabilities                       8,529,351       7,734,893
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Accumulated other comprehensive
        income...........................        268,558         170,530
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (9,382,429)     (8,467,934)
                                              ----------     -----------
     Total shareholders' equity                5,596,493       6,412,960
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $14,125,844     $14,147,853
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                                       -2-

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                    ---------------------------        -----------------------------
                                                         1998           1997                1998            1997
                                                    -------------   -----------        -------------     -----------

REVENUES:
   Premium income ..................................  $5,649,343     $3,042,004        $ 15,041,756    $  7,864,273
   Investment income ...............................     204,120        213,311             621,118         652,818
   Realized gains on investments ...................       7,411         33,843              61,929          75,754
                                                    -------------   ------------        -----------     -----------
    Total income ...................................   5,860,874      3,289,158          15,724,803       8,592,845
                                                    -------------   ------------        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......   5,276,681      2,679,266          13,501,308       6,826,907
   Increase in liability for future policy benefits.      11,670          7,325              52,053          11,466
   Amortization of deferred policy acquisition costs       6,012          8,089              20,614          32,930
   Operating expenses ..............................     878,365        663,104           2,570,398       2,022,335
   Taxes, other than on income .....................     172,836         94,471             494,925         294,111
                                                    -------------   ------------        -----------     -----------

    Total expenses .................................   6,345,563      3,452,255          16,639,297       9,187,749
                                                    -------------   ------------        -----------     -----------

    OPERATING LOSS .................................   ($484,690)     ($163,097)           (914,495)       (594,904)

Provision for income taxes .........................           0              0                   0               0
                                                    -------------   ------------        -----------     -----------
    NET LOSS .......................................   ($484,690)     ($163,097)          ($914,495)      ($594,904)
                                                    =============   ============        ===========     ===========
Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during
         period.....................................    $149,416        $84,066            $159,957        $128,134
   Reclassification adjustment for gains
         included in net income.....................      (7,411)       (33,843)            (61,929)        (75,754)
                                                    -------------   ------------        -----------     -----------
Other comprehensive income (loss)...................     142,005         50,223              98,028          52,380
                                                    -------------   ------------        -----------     -----------

     COMPREHENSIVE LOSS ............................   ($342,685)     ($112,874)          ($816,467)      ($542,524)
                                                    =============   ============        ===========     ===========

   Net loss per share ..............................      ($0.02)        ($0.01)             ($0.04)         ($0.03)
                                                    =============   ============        ===========     ===========

    Weighted average number
    of shares ......................................   23,311,944     23,311,944         23,311,944      23,311,944
                                                    =============   ============        ===========     ===========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                   Nine Months
                                                               Ended          Ended
                                                              09/30/98       09/30/97
                                                              --------       --------
Cash flows from operating activities:
Net loss ...................................................($  914,495)   ($  594,904)
Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
 Realized (gain) loss on investments .......................    (61,929)       (79,833)
 Realized (gain) loss on sale of furniture and equipment....          0          4,079
 Depreciation ..............................................     77,227         70,130
 Amortization of deferred acquisition
    costs and state licenses acquired ......................     22,945         32,930
 Accretion of bond discount ................................     (2,631)        (2,711)

Change in assets and liabilities:
 Decrease in accrued investment income .....................     42,493         38,165
 (Increase) decrease in receivable from reinsurer...........   (133,065)         5,161
 Decrease in premium deposit fund ..........................     (5,476)       (41,658)
 Decrease in annuity deposits and deferred profits..........    (73,669)       (64,757)
 Increase in liability for future policy
    benefits ...............................................     52,053         17,966
 Increase in policy claims payable..........................    571,370        328,500
 Increase in advanced and unallocated premium...............     50,462        166,932
 Increase in commissions payable............................     54,984         67,681
 Other net .................................................     96,005        (70,590)
                                                              ----------      ---------
     Total Adjustments .....................................    690,770        471,995
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................   (223,725)      (122,909)
                                                              ----------      ---------
Cash flows from investing activities:
  Sales of debt securities .................................  8,735,728      2,744,592
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................          0            201
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................    (45,270)       (68,812)
  Purchase of fixed maturity securities .................... (6,811,410)    (2,416,459)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities     1,879,048)       259,522
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................     79,579        (10,787)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities        79,579        (10,787)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents .......  1,734,902        125,826

Cash and cash equivalents, beginning of year ............       714,539        702,769
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $ 2,449,441    $   828,595
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

The Company adopted SFAS # 130 "Reporting Comprehensive Income" during the second quarter of 1998. SFAS #130 requires the Company to report the year to date change in unrealized gains or losses on its investments as comprehensive income on the Statement of Income. Unrealized gains or losses reported in the equity section of the balance sheet have been renamed "accumulated other comprehensive income."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At September 30, 1998, the Company had liquid assets of $2,449,492 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first three quarters of 1998, BNLAC collected $15,264,449 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $621,118.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At September 30, 1998, BNLAC had statutory capital and surplus of $4,506,368. BNLAC is required to maintain minimum levels of statutory capital and surplus as a condition to conducting business in the states in which it is licensed. Each of these states had different rules regarding the minimum level of capital and surplus required in that state. The state of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus.

Results of Operations
Premium income for the first three quarters of 1998 was $15,041,756 compared to $7,864,273 for the same period in 1997. The increase of $7,177,483, or 91%, was due to an increase in insurance premiums written during the first three quarters of 1998.

Net investment income was $621,118 for the period ended September 30, 1998 compared to $652,818 for the same period in 1997. The decrease was due to interest received on GIC bonds in 1997 but not received in 1998 and a reduction in the bond inventory due to government agency bonds that were called and the proceeds invested in short term investments with a lower yield.

Realized gains on investments were $61,929 in the first nine months of 1998 compared to $75,754 for the same period in 1997. The decrease in realized gains was due to a decrease in bonds sold in the normal course of the Company's investment activity.

In the first three quarters of 1998, policy benefits and other insurance costs were $13,501,308 compared to $6,826,907 for the same period in 1997. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. In addition, the claims ratio on dental insurance was 3.2 percentage points higher at September 30, 1998 this year compared to the same period last year. The increase in dental costs in the dental insurance industry that became apparent in mid-1997 is continuing to impact the company's claims ratio. The company is addressing the increase in the claims ratio by increasing rates and modifying benefits and other actions designed to reduce the claims ratio.

For the period ended September 30, 1998, the increase in liability for future policy benefits was $52,053 compared to $11,466 in 1997. The increase in 1998 was due to an increase in unearned premium reserves.

Amortization of deferred policy acquisition costs were $20,614 and $32,930 for the first three quarters of 1998 and 1997 respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $2,570,398 in the first three quarters of 1998 compared to $2,022,335 for the same period in 1997. The increase in operating expenses was primarily due to an increase in data processing expense, payroll and claims administrative expense - which are all attributable to the increased volume of insurance in force. An increase in legal expense of approximately $63,000 relating to legal proceedings described in Part II, Item 1, was another primary factor in the increase in operating expense.

Taxes, other than on income, fees and assessments were $494,925 for the first three quarters of 1998 compared to $294,111 for the same period in 1997. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The net loss from operations for the first three quarters of 1998 was $914,495 compared to $594,904 for the same period in 1997. The increase is primarily due to the increase in the claims ratio described above.

The Company adopted SFAS # 130 "Reporting Comprehensive Income" during the second quarter of 1998. SFAS #130 requires the Company to report the year to date change in unrealized gains or losses on its investments as comprehensive income on the Statement of Income. Unrealized gains or losses reported in the equity section of the balance sheet have been renamed "accumulated other comprehensive income." During the first three quarters of 1998 other comprehensive income was $98,028 compared to $52,380 for the same period in 1997. The increase in 1998 was due to an increase in the market value of the bond portfolio since December 31, 1997.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation ("UAC") (now known as BNL Equity Corporation) during the period from January, 1989, until May, 1992. On August 27, 1998, the Court entered a ruling certifying the lawsuit as a class action, with the class of plaintiffs including all Arkansas purchasers who participated in the public offerings of securities by UAC during the stated time frame. The Company believes that serious errors were made in certifying the class, and the Company is in the process of filing an appeal of the certification order.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
No items were submitted to a vote of security holders during the current period.

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

   11        Statement re computation of per share earnings          Not applicable

   12        Statements re computation of ratios                     Not applicable

   22        BNL Brokerage Corporation, Brokers National Life
             Assurance Company and BNL Equity Corporation, all
             wholly owned by Registrant3.1        Articles  of  Incorporation   of  BNL  Financial   Incorporated  by
             reference to Exhibit 3.1 of the Corporation  (formerly  United Iowa
             Corporation),  Company's  Annual  Report on Form 10-K for the dated
             January 27, 1984 and Amendment to Articles  period ending  December
             31, 1993.
             of Incorporation of BNL Financial Corporation,
             dated November 13, 1987.


(b) Reports on Form 8-K
On September 25, 1998, the Company filed a form 8-K that disclosed the Court had entered a ruling on August 27, 1998, certifying the lawsuit mentioned in Part 2,
Item 1 as a class action suit. The class of plaintiffs includes all Arkansas purchasers who participated in the public offerings of securities by UAC during the stated time frame. The company believes that serious errors were made in certifying the class, and the Company is in the process of filing an appeal of the certification order.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BNL FINANCIAL CORPORATION
                                  (Registrant)



Date: November 14, 1998               /s/ Wayne E. Ahart
                                      --------------------------------
                    By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: November 14, 1998              /s/ Barry N. Shamas
                                     ---------------------------------
                                     By: Barry N. Shamas, Executive V.P.
                                         (Chief Financial Officer)