Form 10QSB/A
period 1998-09-30
BNL FINANCIAL CORP
filed 1999-02-16
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                  AMENDED
                    For the Quarter Ended September 30, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For    the     transition     period from______to_____ .

Commission File No. 0-16880

--------------------------------------------------------------------------------



                            BNL FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

          IOWA                                            42-1239454
(State of incorporation)                    (I.R.S. Employer Identification No.)

       2100 W. William Cannon, Suite L
                Austin, Texas                              78745
 (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:  (512) 383-0220

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

The "Year 2000" Issue


The "Year 2000" (or "Y2K") Issue is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem arose because many software programs were written using two digits for the year (e.g.
98) rather than four digits (e.g. 1998). These systems automatically assume that the first two digits are "1" and "9", which will cause these programs to misinterpret dates occurring after December 31, 1999.

The Company has 3 primary sources of computer data. They are:
1. VIP Systems, Inc. (VIP) - Independent provider of mainframe computer support for all of the Company's data except dental insurance claims payments.
2. ASO North America, Inc. (ASO) - Third Party Administrator (TPA) for the Company's dental insurance claims payments and claims records.
3. In-house programs which provide a majority of the Company's management reports.

The Y2K compliance status of each of these three systems is as follows:

      VIP

      All VIP application software programs were originally written with an 8-digit date field, including 4 digits for the year designation. As a result, VIP has represented to the Company that its application software is Y2K compliant.

      VIP is in the process of converting its existing application software to PC based hardware using Windows NT operating system (which is Y2K compliant). The conversion process includes testing for Y2K compliance and is scheduled for completion by mid-1999. On August 1, 1999, VIP will decide which system (the current mainframe system or the new PC system) will be in use at year end 1999. BNL will perform final Y2K compliance verification tests at that time.

      VIP's mainframe computer used an operating system that was not Y2K compliant. VIP recently acquired and implemented all necessary program "patches" required to make its mainframe operating system Y2K compliant. On January 12, 1999, VIP informed the Company that tests have been performed without problems and that the mainframe and operating system are Y2K compliant.


      ASO

      In December 1998, ASO completed the first of a two step conversion to a Y2K compliant computer system. The second step will be a system upgrade and is scheduled for completion by July 1, 1999. ASO has represented to BNL that the upgrade is fully Y2K compliant. BNL will perform final Y2K compliance verification tests when the upgrade has been installed. In the event the verification tests fail, the Company's backup alternative is to retain a new TPA that is Y2K compliant.



      In-House Programs

      The Company's Internal Systems Management (ISM) department implemented a year 2000 strategy in January 1998 to evaluate all hardware and in-house program software to determine their Y2K readiness. The ISM department identified the following hardware and software problems:
1. Computer system board BIOS's would not understand year 2000 date. 2. Some computers were still using operating systems that were not Y2K compliant.
3.   Internal network software was not Y2K compliant.
4.   Internal databases had some Y2K issues.

The ISM department evaluated these problems and by January 1999 had taken the following actions to correct the problems identified:

1. Replaced all computer system boards with boards Y2K approved by National Software Testing Laboratories.
2.   Upgraded all computers to a Y2K compliant operating system.
3. Converted the internal network to new network software with all appropriate upgrades.
4.   Upgraded the internal database with millennium edition software.

Full scale testing has been performed in a year 2000 environment with no problems being found. As of February 1,1999 the Company's ISM department believes that in-house programs are Y2K compliant.

The cost incurred to date by the Company to correct the Y2K problem has not been material. The Company does not expect to incur any additional material costs to become compliant nor does it foresee a need for any substantial amount of in-house staff training.

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