Form 10KSB
period 1998-12-31
BNL FINANCIAL CORP
filed 1999-04-01
CIK 757641

                                 SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1998 [Fee Required]
                                       or
          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________to_____________ [No Fee Required]

Commission File No. 0-16880

--------------------------------------------------------------------------------
                            BNL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

      IOWA                                                42-1239454
 (State of incorporation)                     (IRS Employer Identification No.)

 2100 West William Cannon, Suite L
         Austin, TX                                          78745
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

BNL Financial Corporation revenues for fiscal year 1998 were $21,919,618.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998, was approximately $3,743,508 based upon the market value of such stock sold as of such date (see also Item 5 of Form 10-KSB regarding the limited trading market for the Company's shares).

As of December 31, 1998, the Registrant had outstanding 23,173,149 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,694,790 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

 Location in Form 10-KSB                                  Incorporated Document

Transitional Small Business Disclosure Format Yes ___  No _X__

Total # of pages including cover page ___

================================================================================


                                                  PART 1


                                             ITEM 1. BUSINESS

General

BNL Financial Corporation (the "Company" or "Registrant") is an insurance holding company incorporated in Iowa in January 1984. The Company's administrative offices are located at 2100 West William Cannon, Suite L, Austin, Texas 78745; its telephone number is (512) 383-0220

The Company has four wholly owned subsidiaries, BNL Equity Corporation ("BNLE"), Brokers National Life Assurance Company ("BNLAC"), BNL Brokerage Corporation and Consumers Protective Association (formerly National Dental Benefit Association, Inc.) Consumers Protective Association is an inactive association that was purchased for the purpose of marketing services to members, including insurance products.

                     ------------------------------------------------
                    |                                               |
                    |          BNL Financial Corporation            |
                    |                                               |
                     ------------------------------------------------
                                          |
                     ------------------------------------------------
                    |                                               |
                    |            BNL Equity Corporation             |
                    |                                               |
                     ------------------------------------------------
                                          |
                     ------------------------------------------------
                    |                                               |
                    |  Brokers National Life Assurance Company      |
                    |                                               |
                     ------------------------------------------------
                                          |
                     ------------------------------------------------
                    |                                               |
                    |         BNL Brokerage Corporation             |
                    |                                               |
                     ------------------------------------------------

 Industry Segments

The operations of the Company are conducted through BNLAC, which in 1998 sold life and accident and health insurance policies in 27 states. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states. The Company has no foreign operations.

BNLAC is licensed in 26 states to offer life and accident and health insurance on an individual and group basis. Most of BNLAC's premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. In February 1999, the Company was notified that the State of Washington had increased its paid-in capital stock from $1,200,000 to $2,400,000. Insurance sales in Washington are less than 1% of total premium and management believes that it was not in the Company's best interest to invest additional surplus funds at this time. Therefore, the Company voluntarily withdrew its Certificate of Authority from the State of Washington.

The Company conducts business in the industry segment "life, accident and health insurers". Financial information relating thereto is contained below, in Item 6 and the Exhibits attached to this Report.

Sales and Marketing

The Company markets its products through independent agents and brokers. BNLAC emphasizes the development of specialized or "niche" life and health insurance products. BNLAC offers an accidental death life insurance policy, a payroll deductible 10-year level term policy, level term family insurance policy and a hospital indemnity policy with its line of dental insurance policies. These products are all designed to be sold as group or payroll deduction policies.


Statistics by line of business are as follows (gross before reinsurance):

                                                                       1998                1997
                                                                 -----------------    ---------------
I. Annual Premiums and Annuity Deposits In Force:
Ordinary Life Insurance                                                $340,000              $371,000
Individual Annuities(1)                                                 216,000               249,000
Group Dental Insurance                                               24,778,000            14,912,000
Miscellaneous A&H insurance                                              84,000                59,000
                                                                 -----------------    ---------------

          Total                                                     $25,418,000           $15,591,000
                                                                 =================    ===============


II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance                                                $368,000              $362,000
Individual Annuities(1)                                                 258,000               276,000
Group Dental Insurance                                               20,294,000            10,877,000
Miscellaneous A&H insurance                                              61,000                58,000
                                                               -----------------    ------------------

          Total                                                     $20,981,000           $11,573,000
                                                               =================    ==================

III. Amount of Insurance:
Ordinary Life Insurance                                             $35,000,000           $37,000,000
Accidental Death Insurance                                          111,000,000           119,000,000
                                                               -----------------    ------------------

          Total                                                    $146,000,000          $156,000,000
                                                               =================    ==================

(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

                                                                                 Group Dental &
        State                 Life Premiums                Annuity              Accidental Death                 Total
-----------------------    --------------------      --------------------     ----------------------      --------------------

Arkansas                                30,300                         -                  1,922,296                 1,952,596

Indiana                                 12,060                         -                  1,884,699                 1,896,759

Michigan                                 4,457                         -                  1,876,844                 1,881,301

Iowa                                   259,439                   258,012                  1,353,654                 1,871,105

Georgia                                  6,992                         -                  1,538,361                 1,545,353

Minnesota                               13,514                         -                  1,503,293                 1,516,807

Mississippi                              4,580                         -                  1,365,689                 1,370,269

Utah                                     3,197                         -                  1,259,324                 1,262,521

All Other States                        33,218                         -                  7,650,678                 7,683,896
                           ====================      ====================     ======================      ====================

Total                                 $367,757                  $258,012                $20,354,838               $20,980,607
                           ====================      ====================     ======================      ====================



On December 31, 1998, BNLAC had 2,847 general agents and brokers in 26 states to market its policies compared to 1,964 agents and brokers on December 31, 1997.

On all of its products except the dental policies, BNLAC pays as commissions to agents a relatively large portion of the first year's premiums and smaller portions of subsequent premiums. For the dental policies, commissions are level in all years. These practices are common in the industry. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

Reinsurance

BNLAC reinsures with other insurance companies portions of the risks it underwrites on sales of life and accident and health insurance. Reinsurance enables BNLAC, as the "ceding company," to reduce the amount of its risk on any particular policy and to write policies in amounts larger than it could without such agreements.

The reinsurer receives a portion of the profit on the reinsured policies. BNLAC remains directly liable to policyholders to perform all policy obligations, and bears the contingent risk of the reinsurer's insolvency.

Before submitting an application for a policy to the reinsurer, BNLAC determines whether the applicant is insurable, but BNLAC rejects any application which is not accepted by the reinsurer.

BNLAC reinsurers its life insurance under agreements which are classified as either "automatic" or "facultative." Under an "automatic" treaty, the reinsurer agrees that it will assume liability automatically for the excess over the ceding company's retention limits on any application acceptable to the ceding company. Under a "facultative" treaty, the reinsurer retains the right to accept or reject any reinsurance submitted after reviewing each application.

A. Life and Accident Insurance.

BNLAC reinsures its "Family Shield" accidental death life insurance policies with Business Mens Assurance Company (BMA), Kansas City, Mo., under an automatic treaty where BMA assumes liability for all risks over $25,000. The rating by A.M. Best Company of Business Mens Assurance Company was "A" (Excellent) for 1997.

All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

The following chart shows life insurance in force net of reinsurance for each of the five years ended December 31.

                                              Gross                                                         Net
                                            Insurance          Reinsurance          Reinsurance          Insurance
                                            In Force              Ceded               Assumed             In Force
                                         ----------------    -----------------    ----------------    -----------------

           Life Insurance
                1998                         $34,877,000          $13,684,000          $9,229,000          $30,422,000
                1997                          36,828,000           11,971,000           8,226,000           33,083,000
                1996                          33,796,000           11,091,000           7,252,000           29,957,000
                1995                          35,310,000           11,486,000           6,631,000           30,455,000
                1994                          36,280,000           11,188,000           5,624,000           30,716,000


     Accidental Death Insurance
                1998                        $114,000,000         $107,250,000                  $0           $6,750,000
                1997                         119,000,000          112,250,000                   0            6,750,000
                1996                         148,000,000          139,725,000                   0            8,275,000
                1995                         180,000,000          164,426,000                   0           15,574,000
                1994                         208,000,000          190,350,000                   0           17,650,000


B. Group Dental Insurance.

Prior to January 1, 1995,  group dental  insurance  was  reinsured  with UniLife
Insurance Company ("UniLife") of San Antonio, Texas under a quota share reinsurance agreement whereby UniLife assumed 90% of the risk and profits on each of these policies. BNLAC received a fee for ceding 90% of the premiums and UniLife performed all the administrative functions related to these policies at no cost to BNLAC. The agreement amount was modified in 1995 to reduce the amount of risk ceded and to impose certain claim administration fees on BNLAC.

On November 1, 1995, the agreement was terminated and BNLAC began administering and retaining 100% on the group dental business.

The following chart shows group dental insurance premiums collected net of reinsurance for each of the five years ended December 31.


                                              Gross                                     Net
                                            Premiums             Premiums            Premiums              Ceding
       Group Dental Insurance               Collected             Ceded              Collected              Fees
                                         ----------------    -----------------    ---------------- --- ----------------

                1998                         $20,294,000                   $0         $20,294,000                   $0
                1997                          10,877,000                    0          10,877,000                    0
                1996                           6,926,000                    0           6,926,000                    0
                1995                           4,159,000            1,655,000           2,504,000                    0
                1994                           2,640,000            2,376,000             264,000              180,000

The following chart shows group dental insurance claims paid net of reinsurance and incurred loss ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                              Gross               Ceded                 Net               Incurred
       Group Dental Insurance              Claims Paid            Claims            Claims Paid            Loss %
       ----------------------              ----------------    -----------------    ----------------     ----------------
                1998                         $14,859,000                   $0         $14,859,000                 78.4%
                1997                           7,842,000                    0           7,842,000                 75.7
                1996                           4,653,000                    0           4,653,000                 73.6
                1995                           2,719,000            1,211,000           1,508,000                 72.5
                1994                           1,822,000            1,639,000             183,000                 74.8

In 1998 BNLAC began marketing a hospital indemnity policy that is reinsured on a 50% quota share basis with European Specialty (North America) Limited ("ESG"). ESG is not licensed in Arkansas. The reinsurance agreement requires ESG to maintain a deposit or letters of credit in a qualified institution for the benefit of BNLAC in an amount equal to BNLAC's reserve credit on the reinsured portion of the business.

Investments

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


                       Net             Net Return on
                    Investment         Mean Invested
    Year              Income              Assets
--------------    ---------------    ------------------
    1998                $777,937            6.6%
    1997                 790,000            7.1
    1996                 757,000            6.8
    1995                 734,000            6.6
    1994                 674,000            6.5

For  information   concerning  realized  and  unrealized  gains  and  losses  on securities see Note 4 of the Notes to Consolidated  Financial  Statements,  page
E-8.

As of December 31, 1998, BNLAC and the Company owned taxable municipal bonds (the "bonds") of three issuers who used the proceeds to invest in guaranteed investment contracts of Executive Life Insurance Company ("Executive Life"). Executive Life was placed under rehabilitation by the California regulators in 1991. At that time all interest payments on the bonds were discontinued.

On March 31, 1991 the Company reduced the book value of the bonds to 25% of their $700,000 face value (approximate market value at that time) and recorded a loss of $522,282.

In 1993, a rehabilitation plan was approved for Executive Life. As of December 31, 1998, the Company and BNLAC had received $569,305 of the original $700,000 principal and $177,775 interest on the bonds since 1991. No further recovery of principal and interest on these bonds is expected.

Special Factors Relating to Accounting and Regulatory Reporting of Insurance Companies

State insurance laws and regulations govern the accounting practices and the form of financial reports of insurance companies filed with state insurance regulatory agencies. Most states have adopted the uniform rules established by the National Association of Insurance Commissioners. Reports prepared in accordance with statutory accounting practices reflect primarily the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect its going-concern value. Certain statutory accounting practices differ from generally accepted accounting principles as applied to the Company's audited financial statements.

Life insurance company revenues are generated primarily from premiums and investment income. Commissions and other sales cost may exceed the amount of first year premiums but are generally lesser in later policy years. Policy lapses and surrenders tend to occur more frequently in the earlier years after a policy is sold. Statutory Accounting rules for insurance companies require all acquisition costs to be expensed immediately and not spread over the expected duration of the policies. This makes it difficult for a new or growing insurance company to show net profits.

Statutory accounting practices also require that a relatively large portion of premiums be held as reserves for the protection of policyholders. The amount of such reserves is based upon actuarial calculations and the annual increase in reserves is treated as an expense. Such calculations must be based upon conservative assumptions as to mortality costs and earnings. Premiums are earnings only to the extent that they exceed reserve requirements and commissions. BNLAC calculates reserves using the Commissioner's Reserve Valuation Method. This method provides a lower reserve in the early years of a policy to partially offset the higher first-year costs of the policy. Although such reserves are treated as liabilities and are not available for use in operations, a company is free to invest such reserves in accordance with applicable state laws. Interest earned on invested reserves is operating income to the life insurance company to the extent that it exceeds the interest required to be added to the reserves.

The Company's consolidated financial statements are required to be prepared in conformity with generally accepted accounting principles. The objective of these financial statements is to provide reliable financial information about economic resources and obligations of a business enterprise and changes in net resources resulting from its business activities, measured as a going concern. To the extent that the accounting practices prescribed or permitted by state regulatory authorities differ from generally accepted accounting principles, appropriate adjustments will be made, including (but not limited to) the following:

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

The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws.

Competition

The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC since their profits accrue to the policyholders rather than the shareholders. In 1997 BNLAC was assigned an A. M. Best's financial performance rating of "B-"
(fair).

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 1,350 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

BNLAC competes for the services of agents and brokers in several ways. First, the Company's dental insurance products are attractive to brokers and general agents because they can be sold as an "add-on" to other group insurance products. Second, BNLAC strives to provide a high level of service to agents by offering products that meet their clients' needs and by providing individualized service in the administration of such products. Finally, BNLAC attempts to structure the levels of premiums, benefits and commissions on insurance products to compare favorably with competitors.

Insurance Regulations

BNLAC is subject to regulation and supervision by the states in which it is admitted to transact business. Each state has an insurance department which has broad administrative and supervisory powers to grant and revoke licenses to transact business, regulate trade practices, establish guaranty associations, license agents, approve policy forms, regulate premium rates for some lines of business, establish reserve requirements, regulate competitive matters, prescribe the form and content of required financial statements and reports, determine the reasonableness and adequacy of statutory capital and surplus and regulate the type and amount of investments permitted.

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

The NAIC has adopted model RBC requirements, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is designed to be used by the states as an early warning tool to identify possible weakly capitalized companies for the purpose of initiating regulatory action. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by -state basis.

RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control.
Calculations using the NAIC formula at December 31, 1998 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been significantly above the Company Action Level.

As part of their routine regulatory process, approximately once every three years, insurance departments conduct detailed examinations ("triennial examinations") of the books, records and accounts of insurance companies domiciled in their states. Such triennial examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

The Arkansas Insurance Department in February 1997 conducted the triennial statutory examination for the three-year period ending December 31, 1995. As a result of the examination, the Company was required to establish a custodial arrangement with an Arkansas bank for certain securities, and to reclassify from 1996 to 1995 an estimated expense of $99,000 for dental claims incurred but not reported.

BNLAC's management is not aware of any failure to comply with any significant insurance regulatory requirement to which BNLAC is subject at this time.

Personnel

As of February 28, 1999, BNLAC had four executive officers, 36 full-time administrative personnel and 2 part-time employees. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. None of the Company's employees is presently represented by a union. BNLAC uses a third party administrator to process dental claims.

                                            ITEM 2. PROPERTIES

Neither the Company, BNLE or BNLAC own any real estate.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $584 per month ($7,008 per year). The rent includes the services of a secretary that is shared with other tenants of the building.

The Company leases 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. The annual base rentals are $121,944 and will increase to $127,944 in 2000. The initial term of the lease will expire in 2005. The Company may renew the lease for another ten years at the rate of $126,000 for the first five years and $129,000 for the second five years. The Company also has a lease for office space in Austin which it no longer occupies. The Company has a sublease on this space until May 1, 1999 when the lease and sublease expire.

BNLE leases office space in Sherwood, Arkansas at a rental of $1,200 per month ($14,400 per year). BNLAC shares 50% of the rental cost.

The Company owns the furniture and equipment used in the operation of its business.
                                      I-7

                                        ITEM 3. LEGAL PROCEEDINGS

On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation ("UAC") (now known as BNL Equity Corporation) during the period from January 1989 until May, 1992

The Company retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. On March 3, 1998, the plaintiffs filed a Second Amended Class Action Complaint in which they dropped certain claims, including allegations of common law fraud, fraudulent concealment, tolling of the statute of limitations, and the request for punitive damages.

The first issue determined in the case concerned the procedural issue of whether the lawsuit would be certified as a class action, with the class of plaintiffs including all Arkansas purchasers who participated in the public offerings of securities by UAC during the stated time frame. A hearing was held on the issue of whether the class would be certified on June 8, 1998, and on August 27, 1998 the Court entered a ruling certifying the class. The Company believes that serious errors were made in certifying the class, and the Company is in the process of filing an appeal of the certification order.

The certification of the class does not have any impact on the substantive issues to be litigated, including whether or not any material misrepresentations or omissions were made in the offerings in question, whether the claims are barred by the applicable statute of limitations, and other issues. If the effort to certify the action as a class action had failed, the Company's potential liability, if any, would have been limited to the named plaintiffs, Myra Jo Pearson, Paul Pearson and James Stillwell. Since the class has been certified, the potential liability, if any, extends to all members of the class.

The Company continues to believe strongly that the case is without merit.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 20, 1998 in Des Moines, Iowa. At the annual meeting, the following individuals were elected to the Company's Board of Directors. The number of shares voted for each director is set forth next to his name.

Wayne E. Ahart             (13,954,247)         Hayden Fry            (13,949,321)         C. James McCormick         (13,952,825)

C. Donald Byrd             (13,959,449)         John Greig            (13,960,651)         Robert R. Rigler           (13,953,365)

Kenneth Tobey              (13,960,451)         Roy Keppy             (13,951,823)         Chris Schenkel             (13,951,865)

Barry N. Shamas            (13,955,909)         Thomas Landry         (13,951,325)         L.Stanley Schoelerman      (13,958,651)

Cecil Alexander            (13,952,825)         Roy Ledbetter         (13,952,627)         Orville Sweet              (13,960,451)

Richard Barclay            (13,952,825)         John E. Miller        (13,960,651)

Eugene A. Cernan           (13,951,325)         James A. Mullins      (13,960,651)


A total of 111,594 shares were voted against all directors.

The shareholders ratified the selection of Smith, Carney & Co., as the Corporation's independent auditors for the fiscal year 1998. 13,913,496 shares were voted in favor; 54,261 were voted against; and 105,488 shares abstained.

================================================================================
================================================================================


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market for Stock

During 1998 the stock of the Company was traded by Starmont Capital Ltd. Des Moines, Iowa on a workout basis. There has been a limited trading market for the Company's securities during 1998. During the year there were a total of eight stock sales all at a price of $.30 a share. Starmont Capital has discontinued trading stock on a workout basis.

In connection with an offering of common stock and preferred stock by BNL Equity Corporation (formerly United Arkansas Corporation) organizers of the Company received 5,563,212 shares which are held in escrow. These shares will be released from escrow on August 1, 1999.

Holders

As of December 31, 1998, there were 4,716 shareholders of record of the Company's common stock.

Dividends

The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

Transfer Agent and Registrar

Regions Bank, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1998, the Company had liquid assets of $2,426,963 in cash, money market savings accounts, and short-term certificates of deposit; all of which can readily be converted to cash.

The major components of operating cash flows are premiums, annuity deposits and investment income. In 1998, BNLAC collected $21 million of premiums and annuity deposits (gross before reinsurance) and $807,342 of investment income. Another source of cash flow is from the sale of investments which produced gains of $57,563 in 1998.

The Company's investments are primarily in U.S. Government and Government Agencies ($9,171,893) and other investment grade bonds ($834,315) which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Management believes that liquid assets along with investment and premium income exceed the Company's long and short-term liquidity needs. The Company does not plan to borrow money for operations.

The Company conducts its insurance operations through its wholly owned subsidiary, BNLAC. At December 31, 1998 BNLAC had statutory capital and surplus of $3,995,706. In 1997, BNL Financial Corporation contributed $500,000 to the paid in surplus of BNLAC and BNL Equity Corporation contributed $250,000. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000, but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its license in the state of Washington due to an increased minimum capital requirement in that state of $2,400,000. Management monitors these developments to maintain compliance with the requirements of each state. For additional information, see Note 2 to the financial statements.

Results of Operations

Premium income for 1998 was $21,054,713 compared to $11,532,718 in 1997, an increase of $9,521,995. This increase is due to the increase in group dental insurance premiums written during 1998.

Net investment income was $807,342 in 1998 and $859,749 in 1997. The decrease was due to the receipt of interest of $17,253 in 1997, compared to $282 in 1998, on certain taxable municipal bonds that had been in default since 1991 (see Note
4). Management believes no additional interest or principal will be received on these. The remainder of the decrease was primarily due to lower interest rates and the reinvestment of bonds called for redemption in short-term lower yeilding investments.

Realized gains were $57,563 in 1998 compared to $75,754 in 1997. Realized gains included $1,815 and $42,328 for 1998 and 1997, respectively, of partial payments of principal on certain taxable municipal bonds that had been marked down to 25% of par value in 1991. The balance of the realized gains in 1998 and 1997 were due to gains on bonds sold in the normal course of the Company's investment activity.

Increases (decrease) in liability for future policy benefits were $39,224 in 1998 compared to ($39,601) for the same period in 1997. The increase of $78,825 is primarily due to an increase in unearned premium on the group dental insurance.

Policy benefits and other insurance costs were $18,971,791 in 1998 compared to $10,221,754 in 1997. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. In addition, the claims ratio on dental insurance, which represents the ratio of claims incurred to premium received, was 78.4% for 1998 compared 75.7% in 1997.

Amortization of deferred policy acquisition costs was $53,778 in 1998 and $40,972 in 1997. The increase resulted from an adjustment to the amortization schedule to reflect the increase in lapsed life policies during 1998.

Operating expenses were $3,431,929 in 1998 and $2,780,237 in 1997. This increase was primarily due to increases in data processing expense, payroll and claims administrative expense - all of which relate to the increased volume of insurance in force. Despite this increase, the amount of such expenses expressed as a percentage of premiums (on a statutory basis) declined from 20.5% in 1997 to 14.5% in 1998.

Taxes, other than on income were $669,648 for 1998 and $396,471 for 1997. The increase was due to the premium taxes on the increased insurance premiums collected.

The consolidated net operating loss for 1998 was $1,246,752 compared to $931,612 in 1997. The increase was due to the increase in the claims ratio on the group dental business and reflects a trend in this industry. The Company has addressed the issue by modifying new business rates and benefits and further increasing renewal rates.

Accounting Developments

The Company was required to adopt SFAS # 130 "Reporting Comprehensive Income" on January 1, 1998. This rule requires the Company to report the year to date change in unrealized gains or losses on its investments as comprehensive income on the Statement of Income. Unrealized gains or losses reported in the equity section of the balance sheet have been renamed "accumulated other comprehensive income." For the year ended December 31, 1998 other comprehensive income was $37,760 compared to $212,209 for the same period in 1997. The decrease in comprehensive income in 1998 was due to a smaller increase in market value of the bond portfolio in 1998 versus 1997.

Market Risk

The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. The Company does not hedge investment risk through the use of derivative financial instruments. The market value of the Company's investments in debt instruments varies with changes in interest rates. A significant increase in interest rates could cause decreases in the market values of investments and have a negative effect on comprehensive income and decrease surplus.

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

Full scale testing has been performed in a year 2000 environment with no problems being found. As of February 1, 1999 the Company's ISM department believes that in-house programs are Y2K compliant.

The cost incurred to date by the Company to correct the Y2K problem has not been material. The Company does not expect to incur any additional material costs to become compliant nor does it foresee a need for any substantial amount of in-house staff training.

                           ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages E-1 through E-15 attached to this Report is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

================================================================================

                                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:



                                              First Became
                                               Director or
           Name                   Age        Executive Officer                           Position
----------------------------    --------    ---------------------    -----------------------------------------------

Wayne E. Ahart                    58                1984                   Chairman of the Board and Director

C. Donald Byrd                    57                1984                Vice Chairman of the Board and Director

Kenneth Tobey                     40                1994                         President and Director

Barry N. Shamas                   51                1984                 Executive Vice President, Treasurer and
                                                                                        Director

Cecil Alexander                   62                1994                                Director

Richard Barclay                   61                1994                                Director

Eugene A. Cernan                  64                1994                                Director

Hayden Fry                        69                1984                                Director

John Greig                        63                1984                                Director

Roy B. Keppy                      75                1984                                Director

Tom Landry                        73                1984                                Director

Roy Ledbetter                     68                1994                                Director

John E. Miller                    69                1994                                Director

James A. Mullins                  64                1984                                Director

C. James McCormick                73                1984                                Director

Robert R. Rigler                  75                1989                                Director

Chris Schenkel                    74                1994                                Director

L. Stan Schoelerman               73                1984                                Director

Orville Sweet                     74                1984                                Director
---------------------------- -- -------- -- ---------------------

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

Richard L. Barclay, a Certified Public Accountant, has been engaged in public accounting since 1961. He is a Partner in the firm of Beall, Barclay & Co., Certified Public Accountants in Rogers, Arkansas and an Executive Director of the Policy and Budget committee for the Arkansas office of the governor. From 1961 to 1997, he was a Partner in the firm of Barclay, Yarborough & Evans, Certified Public Accountants in Rogers, Arkansas. He is a member of the Arkansas Society of Certified Public Accountants and of the American Institute of Certified Public Accountants. He was a member of the Arkansas House of Representatives from 1977 until 1991. He presently serves as a Director of Federal Savings Bank, Rogers, Arkansas; and Vice President, Arkansas State Chamber of Commerce.

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

Hayden Fry was Head Football Coach at the University of Iowa from 1979 to 1998. He was Head Football Coach at North Texas State University from 1973 to 1978 and at Southern Methodist University from 1962 to 1972. He was named Football Coach of the Year in the Big Ten (1981, 1990, 1991), the Missouri Valley Conference
(1973), and the Southwest Conference (1962, 1966 and 1968). He is on the Board of Advisors of Wilson Sporting Goods (1962 to date); the Board of Trustees of Pop Warner Football (1962 to date); and the American Football Coaches
Association (1983 to date) and is the 1993 President. He was President of Hawkeye Marketing Group from 1979 - 1984. He is a member of the Board of Directors of the PPI Group.

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

Chris Schenkel is presently a semi retired television sportscaster with ABC Sports. From 1965 to 1997 he was a full-time television sportscaster of ABC Sports, New York, New York. He also served as Spokesperson for Owens-Illinois, Toledo, Ohio, from 1976 to present, for whom he speaks as voice on commercials, personal appearances, conventions and shows. Mr. Schenkel served as Chairman of the Board of Directors of Counting House Bank, North Webster, Indiana from 1974-1982. He also served as a director of ITI and ITAC from 1978 to 1986 and on the Board of Haskell Indian Junior College, Lawrence, Kansas.
                                     III-3

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

                                        SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                           Annual Compensation                 Awards        Payouts
            (A)                 (B)       (C)          (D)         (E)           (F)            (G)          (H)           (I)
                                                                  Other
                                                                 Annual       Restricted                                All Other
     Name and Principal                                        Compensation     Stock       Options/SARs     LTIP      Compensation
          Position             Year      Salary      Bonus $        $         Award(s) $        (#)       Payouts $         $
----------------------------- ------- ------------- ---------- ------------ --------------- ------------ ------------- ------------
Wayne E. Ahart, CEO            1998     $125,000       $0        $8,605           $0             -            $0           $0

             "                 1997     $125,000       $0        $8,927           $0             -            $0           $0

             "                 1996     $125,000       $0        $9,375           $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers as a group is $379,252. The Company does not have employment agreements with any of its officers.

Compensation of Directors

Each director receives a fee of $100 plus reasonable travel expenses for each meeting of the Board of Directors attended. No director receives any other remuneration in the capacity of director.

Benefit Plans

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. On November 17, 1997 the Board of Directors authorized an additional 500,000 shares. The option period may not exceed a term of 5 years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 1998 and 1997 the Company granted 255,575 and 208,050 stock options respectively, with an exercise price of $.50 per share. At December 31, 1998, there were 565,350 options outstanding. No options were exercised in 1998 or 1997. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $1,650 and $1,500 in 1998 and 1997 respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include risk free interest rate of 6.0%, expected life of 3 years, expected volatility of 11% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 2.2 years.

In May 1997, the Board of Directors approved a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company on the open market. No stock bonus will be granted until the Company has consolidated after-tax profits.
                                     III-4

On January 1, 1997 the Brokers National Life Employee Pension Plan was adopted. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary, however the Company is not contributing at this time.

Indebtedness of Management

No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December
31, 1998, other than for ordinary travel and expense advances and other reimbursable expenses, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1998:

                                                                         Amount and Nature of
                                                                         Beneficial Ownership         Percent of Class as of
  Title of Class             Name and Address of Beneficial Owner               (1)                   December 31, 1998
-------------------          --------------------------------------    --------------------------    -------------------------

Common Stock                 Wayne E. Ahart                                  4,845,505(2)(3)                  20.91%
                             #14 Club Estates Parkway
                             Austin, Texas 78738

Common Stock                 Barry N. Shamas                                 2,801,816(5)                     12.09%
                             1095 Hidden Hills Dr.
                             Dripping Springs, Texas 78620

Common Stock                 Universal Guaranty Life Insurance               2,216,776(2)                      9.57%
                             Company
                             5250 S. Sixth St. Rd.
                             Springfield, Illinois 62705

Common Stock                 C. Donald Byrd                                  1,452,719(4)                      6.27%
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

Security Ownership of Management

The following table sets forth, as of December 31, 1998, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

                                     III-5


                                                                    Amount and Nature of         Percent of Class as of
Title of Class                  Name of Beneficial Owner          Beneficial Ownership (1)         December 31, 1998
-----------------------    -----------------------------------    -------------------------    ---------------------------
     Common Stock          Wayne E. Ahart                                 4,845,505(2)                    20.91%

          "                Barry N. Shamas                                2,801,816(4)                    12.09%

          "                C. Donald Byrd                                 1,452,719(3)                     6.27%

          "                Kenneth Tobey                                    761,762                        3.29%

          "                Cecil Alexander                                   37,088                         .16%

          "                Richard Barclay                                   46,088                         .20%

          "                Eugene A. Cernan                                  37,088                         .16%

          "                Hayden Fry                                        69,047                         .30%

          "                John Greig                                        50,102                         .22%

          "                Roy Keppy                                         51,001                         .22%

          "                Tom Landry                                        87,088                         .38%

          "                Roy Ledbetter                                     37,088                         .16%

          "                John E. Miller                                    37,088                         .16%

          "                C. James McCormick                               137,084(5                       .59%

          "                James A. Mullins                                  50,000                         .22%

          "                Robert R. Rigler                                   3,295                         .01%

          "                Chris Schenkel                                    37,088                         .16%

          "                L. Stanley                                        50,000                         .22%
                           Schoelerman

          "                Orville Sweet                                     50,000                         .22%

          "                All executive officers and
                           directors as a group (19 persons)             10,640,947                        45.92%
----------------------- -- -----------------------------------

     (1)To the Company's knowledge, all shares are beneficially owned by, and the persons named, except as otherwise indicated hold the sole voting and investment power.

     (2)Includes 2,400,000 shares held in the name of National Iowa Corporation and 2,178,926 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

     (3)All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

     (4)Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries
        Corporation, both of which are controlled by Mr.Shamas.

     (5)Includes 10,000 shares held in the name of C. James McCormick and 90,000 shares divided equally among and held in the names of Mr.
        McCormick's four children.



                         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None
                                     III-6

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



     2.  Financial Statement Schedules Included in item 14(a)

                                                               Page Number Form
                                                                   10-KSB
                                                            --------------------

Report of Independent Accountants on Financial Statement Schedule   E-15


     3.  Exhibits

    No.                                Description                                          Page or Method of Filing
-------------    --------------------------------------------------------    -------------------------------------------------------

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

    4.2          Articles of Incorporation of BNL Financial                  Filed herewith as Exhibit I.
                 Corporation, dated January 27, 1984 and Amendment to
                 Articles of Incorporation on BNL Financial
                 Corporation, dated November 13, 1987.

    10.1         Form of Agreement  between  Commonwealth  Industries         Filed with 10-QSB for the period ended September 30
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

    10.9         Office lease  assumption and assignment  agreement  dated   Filed herewith as Exhibit II
                 September  1,  1998, between  Brokers National Life
                 Assurance Company, Walgreen Corporation and Charles
                 H. Morrison for premises in Austin

   10.10         Sublease dated January 20, 1999 between Brokers             Filed herewith as Exhibit III
                 National Life Assurance Company and PRG, Inc.

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

     16          Letter Re Change in Certifying Accountant                   Filed with Form 8-K dated September 14, 1995.

     22          Subsidiaries of Registrant                                  Filed herewith.



(b) Reports on Form 8-K

On September 25, 1998, the Company filed a Form 8-K that disclosed the Court had entered a ruling on August 27, 1998, certifying the lawsuit mentioned in Part 2,
Item 1 as a class action suit. The class of plaintiffs includes all Arkansas purchasers who participated in the public offerings of securities by UAC during the stated time frame. The Company believes that serious errors were made in certifying the class, and the Company has filed an appeal of the certification order.

                                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 1999.



                                                      BNL FINANCIAL CORPORATION





                                                        /S/ Wayne E. Ahart
--------------------------------------------------------------------------------
                                   By:  Wayne E.  Ahart,  Chairman  of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




                 Signature                                         Title                                  Date

---------------------------------------------  --------------------------------------------     --------------------------


             /S/ Wayne E. Ahart
                                                                                                         3/31/99
---------------------------------------------                                                   --------------------------
               Wayne E. Ahart                         Chairman of the Board, Director
                                                       (Principal Executive Officer)


             /S/ C. Donald Byrd
                                                                                                         3/14/99
---------------------------------------------                                                   --------------------------
               C. Donald Byrd                     Vice Chairman of the Board and Director


             /S/ Kenneth Tobey
                                                                                                         3/6/99
---------------------------------------------                                                   --------------------------
               Kenneth Tobey                               President and Director


            /S/ Barry N. Shamas
                                                                                                         3/31/99
---------------------------------------------                                                   --------------------------
              Barry N. Shamas                     Executive Vice President, Treasurer and
                                                     Director (Principal Financial and
                                                            Accounting Officer)


               /S/ Hayden Fry
                                                                                                        03/15/99
---------------------------------------------                                                   --------------------------
                 Hayden Fry                                       Director



---------------------------------------------                                                   --------------------------
                 John Greig                                       Director


               /S/ Roy Keppy
                                                                                                         3/7/99
---------------------------------------------                                                   --------------------------
                 Roy Keppy                                        Director


               /S/ Tom Landry
                                                                                                         3/4/99
---------------------------------------------                                                   --------------------------
                 Tom Landry                                       Director


           /S/ C. James McCormick
                                                                                                         3/7/99
---------------------------------------------                                                   --------------------------
             C. James McCormick                                   Director


            /S/ James A. Mullins
                                                                                                         3/8/99
---------------------------------------------                                                   --------------------------
              James A. Mullins                                    Director


            /S/ Robert R. Rigler
                                                                                                         3/12/99
--------------------------------------------                                                   --------------------------
              Robert R. Rigler                                    Director


          /S/ Stanley Schoelerman
                                                                                                        3/20/99
---------------------------------------------                                                   --------------------------
            Stanley Schoelerman                                   Director


             /S/ Orville Sweet
                                                                                                         3/6/99
---------------------------------------------                                                   --------------------------
               Orville Sweet                                      Director


            /S/ Cecil Alexander
                                                                                                         3/5/99
---------------------------------------------                                                   --------------------------
              Cecil Alexander                                     Director


            /S/ Richard Barclay
                                                                                                         3/8/99
---------------------------------------------                                                   --------------------------
              Richard Barclay                                     Director

            /S/ Eugene A. Cernan
                                                                                                         3/7/99
---------------------------------------------                                                   --------------------------
              Eugene A. Cernan                                    Director


             /S/ Roy Ledbetter
                                                                                                         3/5/99
---------------------------------------------                                                   --------------------------
               Roy Ledbetter                                      Director


             /S/ John E. Miller
                                                                                                         3/8/99
---------------------------------------------                                                   --------------------------
               John E. Miller                                     Director


             /S/ Chris Schenkel
                                                                                                         3/8/99
---------------------------------------------                                                   --------------------------
               Chris Schenkel                                     Director

                                      IV-5

BNL Financial Corporation - 1998 Form 10-KSB
===============================================================================
===============================================================================








                                       ANNUAL REPORT ON FORM 10-KSB



                                          ITEM 14 (a) AND 14 (d)



                                           FINANCIAL STATEMENTS



                                   FOR THE YEAR ENDED DECEMBER 31, 1998



                                BNL FINANCIAL CORPORATION AND SUBSIDIARIES



                                             DES MOINES, IOWA


--------------------------------------------------------------------------------









                                 Financial Statements Required by Item 8




                                                                                                        Page Number of 1998
                                                                                                            Form 10-KSB
                                                                                                      -------------------------

Consolidated Balance Sheet, December 31, 1998 and 1997                                                          E-2

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 1998 and 1997    E-3

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1998                 E-4
and 1997

Consolidated Statement of Cash Flows for the years ended December 31, 1998 and 1997                             E-5

Notes to Consolidated Financial Statements                                                                      E-6

Report of Independent Accountants on Financial Statements                                                       E-15

================================================================================




-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

-----------------------------------------------------------------------------------------------------------------------------------

                                                                    December 31,           December 31,
ASSETS                                                                  1998                   1997
                                                                 ------------------     ------------------

Cash and cash equivalents                                               $ 2,426,963              $ 714,539
Investments available for sale, at fair value (amortized cost
  $9,692,368; 11,507,730;  respectively )                                10,006,208             11,765,947
Investment in equity securities, common stock
   at market  (cost $108,123)                                                 2,573                 20,438
                                                                  ------------------     ------------------
               Total Investments, Including Cash and
                     Cash Equivalents                                    12,435,744             12,500,924

Accrued investment income                                                   195,652                225,042
Furniture and equipment, net                                                325,717                261,312
Deferred policy acquisition costs                                           379,917                433,695
Premium and policy loans                                                    132,050                 87,961
Receivable from reinsurer                                                    33,531                 26,677
Premiums due and unpaid                                                     611,786                355,793
Other assets                                                                213,379                256,449
                                                                  ------------------     ------------------

               Total Assets                                             $14,327,776            $14,147,853
                                                                  ==================     ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                               $ 1,398,633            $ 1,352,555
   Policy claims payable                                                  2,508,175              1,368,630
   Annuity deposits                                                       3,259,195              3,336,323
   Deferred annuity profits                                                 521,212                615,737
   Premium deposit funds                                                    114,841                127,697
   Supplementary contracts without life contingencies                       129,944                 56,031
   Advanced and unallocated premium                                         352,999                328,814
   Commissions payable                                                      310,303                184,677
   Other liabilities                                                        528,507                364,429
                                                                  ------------------     ------------------

               Total Liabilities                                          9,123,809              7,734,893
                                                                  ------------------     ------------------

Commitments and contingencies (Note 6)
Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
      Authorized; 23,311,944 shares issued and outstanding                  466,239                466,239
   Additional paid-in capital                                            14,308,230             14,308,230
   Accumulated other comprehensive income                                   208,289                170,530
   Accumulated deficit                                                  (9,714,686)            (8,467,934)
   Treasury stock, at cost, 138,795 shares                                 (64,105)               (64,105)
                                                                  ------------------     ------------------

               Total Shareholders' Equity                                 5,203,967              6,412,960
                                                                  ------------------     ------------------

               Total Liabilities and Shareholders' Equity               $14,327,776            $14,147,853
                                                                  ==================     ==================

------------------------------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of the consolidated financial statements.
                                                                  E-2
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                               1998                   1997
                                                                         ------------------    ------------------

Income:
   Premium income                                                                  $21,054,713            $11,532,718
   Net investment income                                                               807,342                859,749
   Realized gains                                                                       57,563                 75,754
                                                                             ------------------    -------------------

                Total Income                                                        21,919,618             12,468,221
                                                                             ------------------    -------------------

Expenses:
   Increase (decrease) in liability for future policy benefits                          39,224               (39,601)
   Policy benefits and other insurance costs                                        18,971,791             10,221,754
   Amortization of deferred policy acquisition costs                                    53,778                 40,972
   Operating expenses                                                                3,431,929              2,780,237
   Taxes, other than on income                                                         669,648                396,471
                                                                             ------------------    -------------------

                Total Expenses                                                      23,166,370             13,399,833
                                                                             ------------------    -------------------

                Loss from Operations before
                     Income Taxes                                                  (1,246,752)              (931,612)

   Provision for income taxes                                                             -                      -
                                                                             ------------------    -------------------

                Net Loss                                                           ($1,246,752)             ($931,612)
                                                                             ==================    ===================

Net loss per common share (basic and diluted)                                          $(0.05)                $(0.04)
                                                                             ==================    ===================

Weighted average number of fully
    paid common shares                                                              23,311,944             23,311,944
                                                                             ==================    ===================

Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gains arising during period                             $  95,323              $ 287,963
       Reclassification adjustment for gains included
           in net income                                                              (57,563)               (75,754)
                                                                             ------------------    -------------------

                Other comprehensive income                                              37,760                212,209
                                                                             ------------------    -------------------

                Comprehensive Loss                                                ($1,208,992)             ($719,403)
                                                                             ==================    ===================




------------------------------------------------------------------------------------------------------------------------------------
                         The  accompanying  notes  are an  integral  part of the consolidated financial statements.



------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                         Accumulated
                                                                  Additional                                Other
                                      Common Stock                  Paid-In          Accumulated        Comprehensive   Treasury
                              -------------------------------
                                 Shares            Amount           Capital             Deficit            Income         Stock
                              --------------    -------------    ---------------    ----------------     ----------- ---------------

Balance, January 1, 1997        23,311,944         $466,239        $14,308,230         ($7,536,322)       ($41,679)        ($64,105)

Accumulated other
     Comprehensive income         -                    -                -                    -             212,209           -

Net loss                          -                    -                -                 (931,612)           -              -
                            --------------    -------------     --------------    -----------------    ------------    ------------

Balance, December 31, 1997      23,311,944          466,239         14,308,230          (8,467,934)        170,530          (64,105)

Accumulated other
     Comprehensive income        -                     -                -                    -              37,759           -

Net loss                         -                     -                -               (1,246,752)            -             -

                             ==============    =============     ==============    =================    ============    ============

Balance, December 31, 1998      23,311,944         $466,239        $14,308,230         ($9,714,686)        $208,289        ($64,105)
                             ==============    =============     ==============    =================    ============    ============

























------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                                                                  E-4

------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                          ----------------------------------
                                                                                                1998               1997

                                                                                          ---------------    ---------------
Cash flows from operating activities:
     Net loss                                                                                ($1,246,752)         ($931,612)
     Adjustments to reconcile net loss to net cash
      Used in operating activities:
        Realized gains on investments                                                            (57,563)           (79,833)
        Realized (gains) losses on sale of furniture and equipment                                    --              4,079

        Depreciation
                                                                                                  96,670             95,159
        Amortization of deferred acquisition costs,
           organization costs and state licenses acquired                                         56,887             44,082
        Accretion of bond discount                                                                 3,647)            (4,145)
        Deferred policy acquisition costs                                                        (53,778)           (40,972)
        Change in assets and liabilities:
               Decrease (increase) in receivable from reinsurer                                   (6,854)             1,785
               Decrease (increase) in accrued investment income                                   29,390             (2,941)
               Increase (decrease) in liability for future policy benefits                        46,078            (29,725)
               Increase in policy claims payable                                               1,139,545            552,130
               Decrease  in annuity deposits and deferred profits                               (171,654)          (154,047)
               Decrease in premium deposit funds                                                 (12,856)           (50,212)
               Other, decrease                                                                   109,485            286,860
                                                                                           ---------------    ---------------

                    Net Cash Used in Operating Activities                                        (75,049)          (309,392)
                                                                                           ---------------    ---------------

Cash flows from investing activities:
     Proceeds from sales of investments                                                          249,000          1,322,816
     Proceeds from maturity or redemption of investments                                      10,427,683          3,274,836
     Proceeds from sale of furniture and equipment                                                    --                201
     Purchase of furniture and equipment                                                        (163,012)           (95,706)
     Purchase of fixed maturity securities                                                    (8,800,110)        (4,166,500)
                                                                                           ---------------    ---------------

                     Net Cash Provided By Investing Activities                                 1,713,561            335,647
                                                                                           ---------------    ---------------

Cash flows from financing activities:
     Net payments on supplementary contracts                                                      73,912            (14,485)
                                                                                           ---------------    ---------------

                      Net Cash Provided By (Used In) Financing activities                         73,912            (14,485)
                                                                                           ---------------    ---------------

Net increase in cash and cash equivalents                                                      1,712,424             11,770

Cash and cash equivalents, beginning of period                                                   714,539            702,769
                                                                                           ---------------    ---------------

Cash and cash equivalents, end of period                                                      $2,426,963           $714,539
                                                                                           ===============    ===============






-----------------------------------------------------------------------------------------------------------------------------------
                         The  accompanying  notes  are an  integral  part of the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 E-5

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of BNL Financial Corporation and its wholly owned subsidiaries, BNL Equity Corporation, Brokers National Life Assurance Company (BNLAC), BNL Brokerage Corporation and National Dental Benefits Association Inc.(NDB). Subsequent to year end the name of NDB was changed to Consumers Protective Association, Inc. All significant intercompany balances have been eliminated.

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

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The Company's plan is to utilize dental insurance to attract agents who will market other BNLAC products along with dental. The significant premium growth is primarily due to an increase in sales of dental insurance for which the maximum annual risk per policy is $2,000. See Note 10. The Company is licensed to sell in 27 states as of December 31, 1998. See Note 13. Substantially all of the Company's life insurance in force is nonparticipating business.

Premiums from accident and health insurance are reported as earned when due since these policies are short duration contracts.

Benefits and expenses are associated with earned premiums so as to result in recognition over the life of the policy. Such recognition is accomplished by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

Costs of acquiring new business and certain expenses of policy issuance and underwriting have been deferred; these deferred policy acquisition costs are being amortized over the premium-paying period of the policies (maximum of 30 years) in proportion to the ratio of annual premium revenue to total premium revenue anticipated. As described in Note 11, lapse rate assumptions were revised to reflect actual experience and reduce the deferred acquisition costs to correspond to remaining active policies.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which were revised as described in Note 11 to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 5.5% to 6.75% during 1998 and 1997.

The liability for policy claims payable is composed of claims reported but not paid and claims incurred but not reported. The Company has developed a procedure for calculating incurred but not reported dental claims based on prior years claims using dates incurred, reported to the insurance company and subsequently paid.

The Company classifies its fixed maturity investments as investments available for sale. Such securities may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security's prepayment risk, the Company's liquidity needs, and similar factors, including the Company's asset/liability management strategy. Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities are recorded as a component of comprehensive income. Realized gains or losses on sale of investments are determined on a specific identification basis. Investments in equity securities are carried at fair value.

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent US Treasury Bills and other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flow disclosures, there have been no material federal income taxes or interest paid for 1998 or 1997.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $473,767 and $377,098 at December 31, 1998 and 1997, respectively. Depreciation expense was $96,670 and $95,159 for the years ended December 31, 1998 and 1997, respectively.

Other assets include agents' balances reduced by allowance for doubtful accounts of $47,816 and $130,513 at December 31, 1998 and 1997, respectively. Reductions in the allowance account were a credit to bad debt expense recorded in operations of ($13,389) and ($11,678) for the years ended December 31, 1998 and 1997, respectively.

Other assets also include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition. Such licenses are amortized over the related estimated life of the license (40 years) using the straight-line method. Amortization expense of approximately $3,109 was recorded for each of the years ended December 31, 1998 and 1997.

The Company accounts for the 1994 brokers and agents stock option plan using the fair value method as required by SFAS # 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See Note 9.

Certain amounts for the year ended December 31, 1997 have been reclassified to conform with the presentation of December 31, 1998 amounts. The reclassifications have no effect on net income for the year ended December 31, 1997.

Net loss per share is based on net loss divided by the weighted average number of fully paid shares.

Effective January 1, 1998 the company adopted statement of accounting standards #130, "Reporting Comprehensive Income". Under SFAS # 130, enterprises that provide a full set of financial statements that report financial position, results of operations, and cash flows should report comprehensive income in addition to net income on the Statement of Operations.

2.  Shareholders' Equity:

At December 31, 1998 and 1997, shareholders' equity includes approximately $4,630,000 and $5,481,000 respectively, of BNLAC net assets, substantially all of which are restricted from distribution to the parent company without the prior approval of the Arkansas Insurance Department.

BNLAC reports to state regulatory authorities on a statutory accounting basis that differs from the basis used herein. Due to an Arkansas regulatory requirement associated with the redomestication in 1994, BNLAC must maintain a minimum of $2,300,000 in capital and surplus. Additionally, each state in which BNLAC is licensed has statutory minimum capital requirements required for maintaining its license to sell. Minimum capital and surplus requirements vary from $300,000 to as much as $3,000,000 in the states in which BNLAC is licensed. The two states with the greatest capital and surplus requirements accounted for less than four percent of gross income in 1998. The ability of the Company to continue its premium growth and to continue marketing its products in its current market areas is dependent on management's efforts to maintain adequate capital and surplus requirements considering recent loss trends.

The states periodically increase minimum capital requirements, often allowing companies with existing Certificates of Authority to continue doing business in the state under the previous existing requirements (grand fathering). States in which BNLAC is licensed to do business have increased minimum requirements to as much as $5,000,000. Management actively monitors these developments to maintain compliance with the requirements of each state. In February 1999, the Company was notified that the State of Washington had increased its paid-in capital stock requirements from $1,200,000 to $2,400,000. Insurance sales in Washington are less than 1% of total premium and management believes that it was not in the Company's best interest to invest additional surplus funds at this time. Therefore, the Company voluntarily withdrew its Certificate of Authority from the State of Washington.

Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                                              December 31,
                                               -----------------------------------------
                                                       1998                  1997

Capital and surplus                                 $3,995,706            $5,136,292

Net loss                                            ($999,128)            ($645,603)

The following is a reconciliation of consolidated net loss and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net loss and capital and surplus on a statutory basis:

                                                          December 31, 1998                           December 31, 1997
                                               -----------------------------------------  ------------------------------------------
                                                 Income/Loss        Capital and Surplus     Income/Loss        Capital and Surplus
                                               -----------------  ----------------------  -----------------  ----------------------
Consolidated Reporting Under
  Generally Accepted Accounting Principles         ($1,246,752)              $5,203,966         ($931,612)              $6,412,960
Less Parent Company and BNL Equity                      355,625                 573,992            246,986                 931,904
                                               -----------------  ----------------------  -----------------  ----------------------

Brokers National Life Assurance Company               (891,127)               4,629,974          (684,626)               5,481,056
                                               -----------------  ----------------------  -----------------  ----------------------

Deferred Acquisition Costs                              $53,778              $(379,917)            $40,972              $(433,695)
Reserve and Premium Adjustments                        (27,103)                 158,229            (8,305)                 192,191
Interest Maintenance Reserve/AVR                       (32,547)               (379,454)             16,691               (344,286)
Unrealized appreciation of  securities                     -                  (307,667)                -                 (258,502)
Annuity Deposits and Related Adjustments              (150,845)                 521,211           (27,600)                 615,736
Other                                                    48,716               (246,670)             17,265               (116,208)
                                               -----------------  ----------------------  -----------------  ----------------------

   BNLAC Statutory Basis                             ($999,128)              $3,995,706         ($645,603)              $5,136,292
                                               =================  ======================  =================  ======================

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

The total net operating loss carryovers at December 31, 1998 were approximately $9,500,000 for income tax reporting. The net operating loss carryovers expire in years 2000 - 2011. The Company and its Subsidiaries will file separate income tax returns for 1998.

A deferred tax asset of $3,570,000 resulted from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The Company has recognized a corresponding valuation allowance of $3,570,000 against the deferred tax asset. This represents a net increase of $430,000 in the deferred tax asset for 1998 and corresponding valuation allowance over the previous year. The Company recognized no current or deferred tax expense or benefit.

4.  Investments:

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

                                                                               Gross            Gross
                                                                             Unrealized        Unrealized       Estimated
December 31, 1998                                        Amortized Cost         Gains            Losses        Market Value
                                                        ---------------    --------------    -------------    --------------

US Treasury securities and obligations of
  US government corporations and agencies                   $8,870,176          $309,243        ($22,104)        $9,157,315
Obligations of states and political subdivisions               297,725            15,835          -                 313,560
Corporate securities                                           310,841             7,859          (1,055)           317,645
Mortgage-backed  securities
     GNMA                                                       14,257               321          -                  14,578
Public utility bonds                                           199,369             4,141            (400)           203,110
                                                        ---------------    --------------    -------------    --------------

Totals                                                      $9,692,368          $337,399        ($23,559)       $10,006,208
                                                        ===============    ==============    =============    ==============






4. Investments (continued):

                                                                               Gross            Gross
                                                                             Unrealized        Unrealized       Estimated
December 31, 1997                                       Amortized Cost         Gains            Losses         Market Value
                                                        ---------------    --------------    -------------    --------------

US Treasury securities and obligations of
  US government corporations and agencies                  $10,779,985          $292,058        ($33,380)       $11,038,663
Obligations of states and political subdivisions               297,588               162          (4,500)           293,250
Corporate securities                                           310,607             3,282          (2,813)           311,076
Mortgage-backed  securities
     GNMA                                                       20,205               -            (1,397)            18,808
Public utility bonds                                            99,345             4,805             -              104,150
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $11,507,730          $300,307        ($42,090)       $11,765,947
                                                        ===============    ==============    =============    ==============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

                                                               December 31, 1998
                                                       ----------------------------------
                                                                            Estimated
                                                       Amortized Cost      Market Value
                                                       ---------------    ---------------

Due in one year or less                                     $ 999,094        $ 1,004,140
Due after one year through five years                         873,731            895,030
Due after five years through ten years                      2,698,257          2,698,900
Due after ten years                                         5,107,029          5,393,560
                                                       ---------------    ---------------
                                                            9,678,111          9,991,630
Mortgage-backed securities                                     14,257             14,578
                                                       ---------------    ---------------

                                                           $9,692,368        $10,006,208
                                                       ===============    ===============

Proceeds from sales and maturities of investments in fixed maturity securities for the years ended December 31, 1998 and 1997 were $10,676,683 and $4,597,652, respectively. Gross gains of $57,618 and $80,143 and gross losses of $55 and $310 were realized on those December 31, 1998 and 1997 sales, respectively.

Investment in equity securities at December 31, 1998 and 1997 represents common stock investments as follows:

                                              1998                             1997

                                       Cost          Market Value         Cost       Market Value
                                   -------------    -------------    ------------    -------------

Banks, trusts and
     insurance companies                $2 ,423             $813          $2,423             $438
Industrial, savings
     and loans and other                105,700            1,760         105,700           20,000
                                   -------------    -------------    ------------    -------------

                                       $108,123           $2,573        $108,123          $20,438
                                   =============    =============    ============    =============

Net investment income for the years ended December 31, 1998 and 1997 is as follows:

                                                          December 31,
                                                -------------------------------
                                                     1998             1997
                                                 -------------    -------------

Interest on debt securities and
     cash investments                                $827,902         $878,594
Dividends on equity securities                        -                -
                                                 -------------    -------------

                                                      827,902          878,594
Investment expenses                                  (20,560)         (18,845)
                                                 -------------    -------------

Net investment income                                $807,342         $859,749
                                                 =============    =============


Net realized gains and losses are summarized below:

                                                          December 31,
                                                 ------------------------------
                                                     1998             1997
                                                 -------------    -------------

Debt securities                                       $57,563          $79,833
Equity securities                                     -                -
                                                 -------------    -------------

                                                      $57,563          $79,833
                                                 =============    =============


Included in 1998 and 1997 realized gains on debt securities is $1,815 and $42,328, respectively, of gains on taxable municipal bonds that were written down in 1991 to 25% of par value ($700,000) for a total realized loss of $522,282. The taxable municipal bonds were of three issuers whereby the proceeds of the securities were invested in guaranteed investment contracts (GICs) of Executive Life Insurance Company (Executive Life). Executive Life was placed under rehabilitation by the California regulators in 1991. In 1993, a rehabilitation plan was approved and each year thereafter the Company has received a portion of the principal in excess of the book value and back interest on the bonds. As of December 31, 1998 the Company has received a total of $748,895 from the rehabilitation plan.

5.  Fair Value of Financial Instruments

                                                                      1998                                     1997
                                                        ---------------- ----------------        ---------------- ----------------
                                                           Carrying           Fair                  Carrying           Fair
Assets                                                      Amount            Value                  Amount            Value
                                                        ---------------- ----------------        ---------------- ----------------

Cash and Cash Equivalents
       (Note 1)                                             $ 2,426,963      $ 2,426,963    (a)        $ 714,539        $ 714,539(a)
Investments-fixed maturity, available for sale
       (Note 4 & Note 1)                                     10,006,208       10,006,208    (b)       11,765,947       11,765,947(b)
Investments -equity securities
       (Note 4 & Note 1)                                          2,573            2,573    (b)           20,438           20,438(b)
Other financial instruments-Assets                              327,702          327,702    (a)          313,363          313,363(a)
                                                        ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                          $12,763,446      $12,763,446             $12,814,287      $12,814,287
                                                        ================ ================        ================ ================









5.  Fair Value of Financial Instruments (continued):
                                                                      1998                                     1997
                                                        ---------------- ----------------        ---------------- ----------------
                                                           Carrying           Fair                  Carrying           Fair
Liabilities                                                 Amount            Value                  Amount            Value
                                                        ---------------- ----------------        ---------------- ----------------

Premium deposit funds                                         $ 114,841        $ 114,841    (a)        $ 127,697        $ 127,697(a)
Supplementary contracts without life contingencies
       (Note 1)                                                 129,944          129,944    (a)           56,031           56,031(a)
Annuity deposits
       (Note 1)                                               3,259,195        3,259,195    (a)        3,336,323        3,336,323(a)
                                                        ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                      $3,503,980       $3,503,980              $3,520,051       $3,520,051
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

6.  Commitments and Contingencies:

The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending class action lawsuit alleging violation of the Arkansas Securities Act. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result have been made in the financial statements. In the opinion of management, the existing litigation is without merit and the Company intends to seek sanctions against appropriate parties to the extent permitted by law.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:
                                           1999                         $181,000
                                           2000                          158,000
                                           2001                          147,000
                                           2002                          141,000
                                           Thereafter                    347,000
                                                                  --------------
                                           Total                        $974,000
                                                                  ==============

Related lease cost incurred for the years ended December 31, 1998 and 1997 was $146,917 and $113,455, respectively.

The Company's wholly owned insurance subsidiary might be subject to losses related to guarantee fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Cash deposits in excess of federally insured limits are approximately $889,162 at December 31, 1998.

For information regarding minimum capital requirements to maintain a license to sell in various states, see Note 2.

7. Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.

                                               1998                     1997
                                         --------------           --------------
Balance at January 1                         $1,368,630                 $816,500
  Less reinsurance recoverable                    --                       5,161
                                         --------------           --------------
Net Balance at January 1                      1,368,630                  811,339
                                         --------------           --------------

                                               1998                     1997
                                         --------------           --------------
Incurred related to:
   Current year                             $16,120,733               $8,387,011
   Prior years                                 (42,064)                   11,846
                                         --------------           --------------
Total Incurred                               16,078,669                8,398,857
                                         --------------           --------------

Paid related to:
   Current year                              13,640,558                7,017,720
   Prior years                                1,298,566                  823,846
                                         --------------           --------------
Total Paid                                   14,939,124                7,841,566
                                         --------------           --------------

Net Balance at December 31                    2,508,175                1,368,630
   Plus reinsurance recoverable                    -                        -
                                         ==============           ==============
Balance at December 31                       $2,508,175               $1,368,630
                                         ==============           ==============

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

The Company retains a maximum of $35,000 on any one risk for its life insurance policies and reinsures the remainder with Business Mens Assurance Company. The rating by A.M. Best Company of Business Mens Assurance Company, the primary life reinsurer, was "A" (Excellent) for 1997.

The Company began marketing a new Hospital Indemnity Plan in 1998 and retains 50% of the risk. The remaining risk is born by a reinsurer considered an unauthorized reinsurer under Arkansas statutes. The reinsurance agreement requires the reinsurer to maintain a deposit or letters of credit in a qualified institution for the benefit of the Company, in an amount equal to liabilities (insurance reserves) associated with the reinsured risk, as is required by Arkansas statute for allowance of accounting recognition of the decrease in risk.

Following is a summary of reinsurance for December 31, 1998 and 1997:

                                                                                                                      Percentage
                                                                 Ceded To          Assumed                             Of Amount
                                                                  Other          From Other                            Assumed To
December 31, 1998                           Gross Amount       Companies         Companies         Net Amounts           Net
                                           ---------------    -------------    --------------     --------------     -------------

Life Insurance in force  (in thousands)         $  34,877          $13,684           $ 9,229          $  30,422         30.3%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 350,829          $61,432           $25,654           $315,051          8.0%
Premiums-accident and health                   20,507,123           29,133           -               20,477,990           -
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $20,857,952          $90,565           $25,654        $20,793,041          0.1%
                                           ===============    =============    ==============     ==============     =============

December 31, 1997

Life Insurance in force (in thousands)          $  36,828          $11,971           $ 8,226          $  33,083         24.9%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 383,798          $57,362           $22,938          $ 349,374          6.6%
Premiums-accident and health                   11,087,724           28,748           -               11,058,976           -
                                           ===============    =============    ==============     ==============     =============
Total insurance premiums                      $11,471,522          $86,110           $22,938        $11,408,350          0.2%
                                           ===============    =============    ==============     ==============     =============

9.  Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. On November 17, 1997 the Board of Directors authorized an additional 500,000 shares. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 1998 and 1997 the Company granted 255,575 and 208,050 stock options, respectively, with an exercise price of $.50 per share. There were 565,350 stock options outstanding at December 31, 1998. No options have been exercised since inception of the plan. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $1,650 and $1,500 in 1998 and 1997, respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include risk free interest rate of 6.0%, expected life of 3.0 years, expected volatility of 11% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 2.2 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

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

The Brokers National Life Employee Pension Plan was adopted January 1, 1997. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary; however, the Company is not contributing at this time.

10.  Concentrations

The majority of the Company's premium income growth and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1.

11.  Change in Accounting Estimate

Actuarial estimates relating to the amortization of deferred acquisition costs and deferred liability reserves associated with an annuity product were revised in 1998 after it was determined that lapse rate assumptions used to compute these deferrals were significantly different from actual lapse rates. The cumulative effect of this change in estimate was recorded as a $72,104 net increase to current year income as is required by generally accepted accounting principles. Of this current adjustment, $68,951 is the amount applicable to prior years.

12.  The Offering

As a condition of the public offering, an escrow agreement, with an effective date of February 28, 1994, prohibits sale or transfer of the organizers' shares until any one of the following conditions is satisfied:

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

13.  Subsequent Events

No events have occurred subsequent to the close of the books on December 31, 1998, which have a material effect on the financial condition of the Company.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------




To the Board of Directors and Shareholders
BNL Financial Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of BNL Financial Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related Consolidated Statements of Operations and Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.






Oklahoma City, Oklahoma                                 SMITH, CARNEY & CO., p.c
February 13, 1999

Exhibit I

                            ARTICLES OF INCORPORATION

                                       OF

                            BNL FINANCIAL CORPORATION

                                    Formerly
                             UNITED IOWA CORPORATION



         I, the undersigned person, acting as incorporator of a corporation organized under Chapter 496A, Code of Iowa (1983), as amended, hereby adopt the following Articles of Incorporation for such corporation:

                                    ARTICLE I

         The name of the Corporation is United Iowa Corporation.

                                   ARTICLE II

         The Corporation shall have unlimited power to engage in and do any lawful act concerning any and all lawful business for which a corporation may be organized under this Act.

                                   ARTICLE III

         The aggregate number of shares which the Corporation shall have authority to issue is twenty-one million (21,000,000) shares consisting of twenty million (20,000,000) shares of Common Stock of no par value and one million (1,000,000) shares of Preferred Stock, $2.00 par value. The Preferred Stock may be issued from time to time in one or more series of any number of shares, provided that the aggregate number of shares outstanding of all series shall not exceed the total number of shares of Preferred Stock authorized by the Article.

         Authority is hereby vested in the Board of Directors from time to time to authorize the issuance of the Preferred Stock of any series and to state and express, in the resolution or resolutions creating and providing for the issue of shares of any series, the designations, voting powers, if any, preferences and relative participating, optional or other special rights and the qualifications, limitations, and restrictions thereof of such series to the full extent now or hereafter permitted by the laws of the State of Iowa in respect of the matters set forth in the following clauses (a) through (h), inclusive:

         (a) The designation of the series and the number of shares which shall constitute such series, which number may be altered from time to time by like action of the Board of Directors in respect of shares then unissued.

         (b) The annual dividend rate on the shares of that series, the conditions upon which and the time or times when such dividends are payable, the preference to, or the relation to, the payment of the dividends payable on shares of such series to the dividends payable on shares of any other class or classes or any other series of stock, whether such dividends shall be cumulative or non cumulative and, if cumulative, the dates from which dividends on shares of such series shall be cumulative.

         (c) The redemption price or prices, if any, and the time or times at which, the terms and conditions upon which, shares of such series shall be redeemable.

         (d) The rights of shares of such series upon the liquidation, dissolution or winding up of, or upon any distribution of the assets of, the Corporation and the preference to, or the relation to, such rights of shares of such series to the rights on any other class or classes or any other series of stock of the Corporation.

         (e) The voting rights, if any, of such series in addition to the voting rights prescribed by law, and the terms of exercise of such voting rights.

         (f) The rights, if any, of the holders of such shares of such series to convert such shares into, or to exchange such shares for, shares of any other class or classes of stock of the Corporation and the price or process or the rates of exchange and the adjustments at which such shares shall be convertible or exchangeable, and any other terms and conditions of such conversion or exchange.

         (g) The requirement of any sinking or purchase fund or funds to be applied to the purchase or redemption of shares of such series and, if so, the amount of such fund or funds and the manner of application.

         (h) Any other preferences and relative participating, optional or other special rights of shares of such series and qualifications, limitations or restrictions thereof.

                                   ARTICLE IV

         The address of the initial registered office of the Corporation is 1300 Untied Central Bank Building, Des Moines, Iowa 50309, and the name of its registered agent is Marshall J. Hunzelman.

                                    ARTICLE V

         The number of Directors  constituting the initial Board of Directors is
(1) and the names and addresses of the persons who are to serve as Directors until the first annual meeting of stockholders or until their successors are elected and shall qualify are:



                  Name                                                 Address

         Marshall J. Hunzelman                     1300 United Central Bank Bld.
                                                      Des Moines, Iowa   50309

                                   ARTICLE VI

         The name and address of the incorporator is:

                              Marshall J. Hunzelman
                        1300 United Central Bank Building
                             Des Moines, Iowa 50309

                                   ARTICLE VII

         Deeds, mortgages, and leases for an initial stated term of five (5) years or more shall be executed by the President or a Vice President and shall be countersigned or attested by the Secretary or an Assistant Secretary. Mortgage releases, leases for an initial stated term of less than five (5) years, and other instruments affecting or relating to real estate but not amounting to a conveyance or mortgage thereof may be executed by any one or more of the officers of the Corporation.

                                  ARTICLE VIII

         No shareholder of this corporation shall have any pre-emptive right to acquire unissued shares or securities convertible into such shares or carrying a right to subscribe to or acquire shares.

                                   ARTICLE IX
         The effective date of this incorporation shall be at the time of the filing of the Articles and its existence shall be perpetual.


                            /S/ Marshall J. Hunzelman
                                Marshall J. Hunzelman, Incorporator





STATE OF IOWA    )
                            )  SS.
COUNTY OF  POLK)

         On this 27th_ day of January, 1984, before me, the undersigned, a Notary Public in and for the State of Iowa, personally appeared Marshall J. Hunzelman, to me personally known to be the identical person whose name is subscribed to and who executed the foregoing Articles of Incorporation and who acknowledged the execution thereof to be his free and voluntary act and deed.

         WITNESS MY HAND and notarial seal at Des Moines, Iowa, the day and year last above written.

                                      ------------------------------------
                                     Notary Public in and for the State of Iowa





(file with Secretary of State of Iowa January 27, 1984)

                              ARTICLES OF AMENDMENT
                                     TO THE
                          ARTICLES OF INCORPORATION OF
                           BNL FINANCIAL CORPORATION
                                   (Formerly)
                            UNITED IOWA CORPORATION

         COME NOW, the undersigned President and Secretary of United Iowa Corporation and hereby make and execute these Articles of Amendment to the Articles of Incorporation of said corporation;

1. The name of the corporation is United Iowa Corporation and the effective date of incorporation was January 27, 1984.

2. The Articles of Incorporation have been amended by adding the following as new Article X:
         "A director of this Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability ( i ) for any breach of the director's duty of loyalty to the Corporation or its shareholders , ( i i ) for acts or omissions not in good faith or which involve intentional misconduct of a knowing violation of law, ( i i i ) for any transaction from which the director derived an improper personal benefit , or ( i v ) under Section 496A.44 of the Code of Iowa."

3. The date of the adoption of the amendment by its shareholders was August 11, 1987 .

4. As of the record date there were 10,579,958 shares outstanding and entitled to vote on the amendment.

5.   At the meeting, these shares were voted as follows:

                           FOR                       AGAINST
                           8,557,734                        0

6. The amendment shall become effective on the date on which the Secretary of State of the State of Iowa issues a Certificate of Amendment.

         Dated this 25th day of September, 1987.

                                    UNITED  IOWA  CORPORATION

                                    By  /S/  C. Don Byrd
                                        Its  President

                                    By_/S/  Linda E. Leedom
                                        Its  Secretary

         COMES NOW, C. Donald Byrd and States that he is the duly authorized and acting President of United Iowa Corporation and acknowledges that the foregoing Articles of Amendment have been executed by him on behalf of said corporation as his and its voluntary act and deed.

                                       /S/  C. Don Byrd
                                       C. Donald  Byrd

STATE  OF  IOWA      )
                             )  ss.
COUNTY OF POLK    )

         On this _25th_ day of September, A.D. , 1987 , before me, the undersigned , a Notary Public in and for said County , in said State , personally appeared C. Donald Byrd , to me personally known , who , being by me duly sworn , did say that he is the President of said corporation : that said instrument was signed on behalf of said corporation by authority of its Board of
Directors: and that the said C. Donald Byrd as such officer , acknowledged the execution of said instrument to be the voluntary act and deed of said corporation , by it and by him voluntarily executed.

                                       /S/  Marshall Huntzelman
                                      Notary  Public  in  and  for  the
                                               State  of  Iowa

EXHIBIT II
                       ASSIGNMENT AND ASSUMPTION AGREEMENT

         By this Assignment and Assumption Agreement ("Assignment"), WALGREEN CO., an Illinois corporation ("Assignor"), does hereby transfer, assign and set over unto BROKERS NATIONAL LIFE ASSURANCE COMPANY, an Arkansas corporation ('Assignee"), all of Assignor's right, title and interest in and to that certain lease dated September 27, 1985, by and between CHARLES H. MORRISON, Trustee, of Travis County, Texas ("Landlord"), and Assignor as tenant, together with all modifications, supplements and extensions thereof, if any (collectively, the "Lease"), covering the premises commonly known as 2100 William Cannon Drive, Austin, Texas, and legally described on Exhibit "A" attached hereto, to which Landlord consents upon the conditions herein contained, all for good and valuable consideration the sufficiency and receipt of which are hereby acknowledged by the parties hereto, and the covenants and conditions hereinafter provided.

         TO HAVE AND TO HOLD the same unto the Assignee, its successors and assigns forever.

         1 This Assignment shall become effective upon the date of its execution ("Effective Date").

         2. Except as expressly provided herein, Assignee hereby accepts this Assignment and assumes performance of all of the covenants, agreements, terms, provisions, conditions, limitations and other obligations accruing or to be paid or performed on the part of the Assignor under the Lease on or after the Effective Date. Assignor shall not be bound by any modifications made to the Lease subsequent to the date of this Assignment.

         3. Assignor hereby indemnities and agrees to hold harmless Assignee, its successors and assigns, from and against any and all damage, loss, liability, claim, cost, expense, action and causes of action (including, without limitation, reasonable attorney's fees and costs) incurred by or asserted against Assignee, its successors and assigns, arising from and in connection with the Lease which are attributable to acts, omissions or events occurring prior to the Effective Date.

         4. Assignee hereby indemnifies and agrees to hold harmless Assignor, its successors and assigns, from and against any and all damage, loss, liability, claim. cost, expense, action and causes of action (including, without limitation, reasonable attorneys' fees and costs) incurred by or asserted against Assignor, its successors and assigns, arising from and in connection with the Lease which are attributable to acts, omissions or events occurring on or subsequent to the Effective Date.

        5. (a) Assignor shall pay to Landlord the sum of nine thousand seven hundred fifty dollars ($9,750.00) (the "Sum") per month, during the period commencing on the Effective Date and continuing to and including the date that is one hundred fifty (150) days thereafter (the "Period"). Such Sum shall be payable on the first day of each month during the Period, in advance, and shall be properly apportioned for any period less than a full calendar month; provided, however, that if the Effective Date is not the first day of a month, then such Sum payable hereunder for the such first partial month shall be payable within five (5) days of said Effective Date.

                  (b) Notwithstanding anything contained in this Assignment to the contrary, Assignor shall remain responsible for the payment of any additional charges payable to Landlord under the Lease which may accrue during the period.

                  (c) Except as indicated in Paragraph 5(b) above, this Paragraph 5 shall not be deemed to place any obligations upon Assignor for the payment of any rent or other charges under the Lease which may accrue after the Effective Date.

         6. Except with respect to William P. Skinner, Broker (the "Broker"), each of the parties represents and warrants that it has engaged no broker or finder and that no claims for brokerage commissions or finder's fees will arise in connection with the execution of this Assignment and each of the parties agrees to indemnify the other against and hold it harmless from liability arising from any such claim arising as a result of its acts or omissions (including, without limitation, the cost of attorneys' fees in connection therewith). Pursuant to a separate agreement between Assignor and Broker, Assignor has agreed to pay Broker a commission for its services.

         7. This Assignment shall inure to the benefit of and shall be binding upon the parties hereto, their successors, transferees and assigns.

         8. In all other respects, said Lease and all of the terms thereof shall remain unmodified and shall continue in full force and effect.

         9. If the parties hereto are comprised of more then one person or entity, the obligations imposed upon such parties under this Assignment shall be joint and several.

         10. The parties hereto have been afforded a full and fair opportunity to seek advice from legal counsel and such parties acknowledge that Assignor's attorney represents Assignor and not the Assignee.

         11. The submission of this Assignment to Assignee and the Landlord for examination and execution shall not bind Assignor in any manner, nor constitute an offer by Assignor, and no agreement or other obligation of Assignor shall arise until such time as this Assignment is fully executed and delivered by the parties hereto.

         12. All provisions of this Assignment have beer negotiated by the parties hereto at arm's length and no party hereof shall be deemed the scrivener of this Assignment. This Assignment shall not be construed for or against any party hereto by reason of authorship or alleged authorship of any provision.

IN WITNESS WHEREOF, Assignor and Assignee have caused the Assignment to be duly executed this 18th day of August 1998.

                                  WALGREEN CO.
               Witnesses:

                  L. M. Martin              By  John A. Rubino
                  Vice President

                                                     Attest
                  Kim Evans                                Nancy J Godfrey
                  Assistant Secretary



                                            BROKERS NATIONAL LIFE ASSURANCE  CO.
               Witnesses:

               Jeff Drees                   By Barry N. Shamas
                                               Exec. Vice President

               Tammy Barr                   Attest
                                                Wayne E. Ahart
                                                Chairman of the Board








                                 LEASE AMENDMENT
This Lease Amendment ("Amendment") is made by and between CHARLES H. MORRISON, Trustee, of Travis County, Texas ("Landlord"), and BROKERS NATIONAL LIFE ASSURANCE COMPANY, an Arkansas corporation("Tenant").

         WITNESSETH:

         WHEREAS, by a Lease dated September 27, 1985, by and between Landlord, and WALGREEN CO., an Illinois corporation ("Walgreens") (to all right title and interest of which Tenant has succeeded by an Assignment and Assumption Agreement dated July, 1998), as modified by a consent letter dated November 18, 1987, a consent letter dated May 14, 1992, and a consent letter dated July 30,1996 (collectively, the "Lease"), covering the premises commonly known as 2100 William Cannon Drive, Austin, Texas ("Leased Premises"), which is contained within a building which is part of a shopping center ("Shopping Center"); and

     WHEREAS, Landlord and Tenant desire to modify said Lease as hereinafter provided;

         NOW, THEREFORE, in consideration of the of the covenants and conditions hereinafter provided, and other good and valuable consideration, the sufficiency of which is hereby acknowledged by the parties hereto, it is agreed by and between Landlord and Tenant as follows:

         1. This Amendment shall be effective upon the date of its execution Landlord and Tenant ("Effective Date").

         2. In consideration of the execution hereof. Tenant shall pay to Landlord a sum of $37,500.00, payable no more than thirty (30) days after the Effective Date. Furthermore, in addition to all monetary obligations payable to Landlord under the Lease, commencing upon the Effective Date and continuing to and including February 28, 2006 (the "Period"), Tenant shall pay to Landlord a monthly sum ("Fee") of four hundred and twelve dollars ($412.00), payable on the first day of each calendar month during such period. If the term of the Lease should terminate prior to the expiration of the Period, and such termination is due to a default by Tenant, then upon such termination Tenant shall pay to Landlord a monetary amount equal to the sum of the Fees which would have been payable to Landlord hereunder for the remainder of the period, but for such termination. In no event, including, but not limited to, a default of the Lease by Tenant. shall Walgreens be obligated to pay the Fees described in this Paragraph 2.

         3. From and after the Effective Date, Article 2(a)(2) of the Lease and all references to said Article and/or to percentage rents payable to Landlord pursuant to said Article throughout the Lease (including, but not limited to, references in Articles 13, 19, and 22) shall be deleted.

         4. Landlord covenants, represents and warrants that Landlord has legal title to the entire Shopping Center and has the right to make this Agreement. Tenant, upon the payment of rent and the keeping of agreements under the Lease (as amended herein) on its part to be kept or performed, shall have peaceful and uninterrupted possession of the Leased Premises during the continuance of the Lease. Landlord covenants, represents and warrants that at the time of execution of this Agreement, neither the Shopping Center, nor any portion thereof is subject to any mortgage, deed of trust, assignment or other encumbrance prohibiting this Agreement.

         5. This instrument shall also bind and benefit, as the case may require. the heirs, legal representatives, assigns and successors of the respective parties.

         6. In all other respects, the Lease and all of the applicable terms thereof shall remain unmodified and shall continue in full force and effect.

         7 Landlord has been afforded a full and fair opportunity to seek advice from legal counsel and Landlord acknowledges that Tenant's attorney represents Tenant and not Landlord.

         8. The submission of this Agreement to Landlord for examination and execution shall not bind Tenant in any manner, nor constitute an offer by Tenant, and no agreement or other obligation of Tenant shall arise until such time as this Agreement is fully executed and delivered by Landlord and Tenant.

         9. All provisions of this Agreement have been negotiated by both parties at arm's length and neither party shall be deemed the scrivener of This Agreement. This Agreement shall not be construed for or against either party by reason of authorship or alleged authorship of any provision.

                  10. If either of the parties hereto is comprised of more then one person or entity, the obligations imposed upon such party(ies) under this Amendment shall be joint and several.


         IN WITNESS WHEREOF, Landlord and Tenant have executed this Amendment under seal, as of the 20 day of August, 1998.


         CHARLES H. MORRISON, Trustee

           By /s/ Charles H. Morrison


         BROKERS NATIONAL LIFE ASSURANCE COMPANY


         By  /s/ Barry N. Shamas
         Title:  Exec. V.P.

Exhibit III
                               SUBLEASE AGREEMENT



         THIS SUBLEASE is made as of the 20th day of January, 1999 , by and between Brokers National Life Assurance Company ("Sublessor" and "Tenant") and PRG, Inc. ("Sublessee").

         For  valuable   consideration  given  and  received  to  Sublessee  and
Sublessee hereby agree to all of the terms and provisions set out below:

         1. Premises. Sublessor hereby subleases to Sublessee and Sublessee hereby leases from Sublessor Office all of suite 200 containing approximately 5588 square feet of rentable space on the 2nd ( ) floor ("Subleased Premises") in the #301 Buildings ("Building") located at 301 Camp Craft Road , Austin, Texas 78746 .

         2. Prime Lease. Sublessor and Sublessee hereby recognize and acknowledge that the premises to be sublet hereunder are subject to that certain Lease by and between the Sublessor, as Tenant, Enclave KOW, LTD , as Landlord, dated 03/24/1994 ("Prime Lease"). This Sublease shall at all times and in all respects remain subordinate to the Prime Lease.

         3. Term. The term of this sublease shall commence on the 20th day of January, 1999 , and terminate at midnight on the 31st day of May, 1999 . Under no circumstances shall this Sublease extend beyond the expiration of the term of the Prime lease which is currently the 1st day of June, 1999, or the earlier termination, surrender, or forfeiture of the Prime Lease, regardless of whether the Prime Lease expires by its own terms, is terminated for Tenant's default, is terminated by agreement of Landlord and Tenant, or is terminated, surrendered or forfeited for any other reason. Sublessor shall advise Sublessee of any early termination of this Sublease no less than fifteen (15) days prior to the effective date of termination.

         4. Rent. As rental for the Sublease and use of the Subleased Premises ("Base Rental'), Sublessee will pay Sublessor, the sum of $6,250.00* per month on the first day of each calendar month, monthly in advance, for each and every month during the term of this Sublease. If the Sublease term does not commence on the first day of the calendar month, Sublessee will pay in advance a pro rata part of such sum as rental for such partial month. During the term of this Sublease, Sublessee shall be liable to Sublessor for its pro rata share of any increase in the Basic Rental payable under the Prime Lease or for its pro rata share of any costs or expenses charged to the Sublessor pursuant to the terms of the Prime Lease. Sublessee's expenses will be apportioned for the Subleased Premises only. * For four (4) months beginning 02/01/1999.

         5. Use. Sublessee will use the Subleased Premises for general office purposes and for no other use or purpose without the prior written consent of Sublessor, which may be granted or withheld in a Sublessor's sole discretion and judgement.

         6. Incorporation of Terms. Except as otherwise provided herein, this Sublease shall be subject to all the terms, covenants, and conditions contained in the Prime Lease, and Sublessee agrees to be and shall be abound by all of the provisions of the Prime Lease, except for the provisions specifying the premises, the amount of rent and security deposit, as if all the terms of said Prime Lease were set forth herein verbatim; provided, however, that for purposes of this Sublease only, Sublessor shall be substituted in the place of Landlord, and Sublessee shall be substituted in place of Tenant, and Subleased Premises shall be substituted in place of Premises, wherever in said Prime Lease of terms "Landlord" and "Tenant" and "Premises" appear.

         7. Limitation of Liability and Indemnity. Neither Landlord nor Sublessor shall be liable or responsible to Sublessee for any loss or damage to any property or person occasioned by theft, act of God, public enemy, injunction, riot, strike, insurrection, war, court order, requisition or order of governmental body or authority, or for any damage or inconvenience that may arise through repair or alteration of any part of the Building, or failure to make any such repairs. Sublessee agrees that it will indemnify and hold Sublessor and Landlord harmless from all sums, claims, and actions of every kind by reason of any breach, violation or nonperformance of any term or conditions on the part of the Sublessee under this Agreement. Additionally, Sublessee agrees to idemnify and hold Sublessor and Landlord harmless from all claims, actions, damages, liabilities, and expenses asserted against the Sublessor and/or Landlord on account of injury to person or damage to property to the extent that any such damage or injury may be caused, either proximately or remotely, by and act or omission, whether negligent or not, of Sublessee or any of its agents, servants, employees, contractors, patrons, or invitees (while such invitees are on the Subleased Premises) or of any other person entering upon the Subleased Premises under or with the expressed or implied invitation of Sublessee, or if any such injury or damage may in any other way arise from or out of the occupancy or use of Sublessee, its Sublessor and Landlord of the Subleased Premises only, and no right of action shall accrue under this paragraph to any third party by of subrogation or otherwise. Notwithstanding anything to the contrary contained in the Sublease, Sublessor will indemnify, defend and hold Sublessee harmless from claims for personal injury, death, or property damages occurring in or about the Subleased Premises or the Premises which are caused by the negligence or willful misconduct of Sublessor, its agents, employees, contractors, or invitees.

         8. Assignment. No assignment of subletting of the Subleased Premises or any part thereof shall be made by Sublessee without Sublessor's prior written consent, which shall not be unreasonably withheld, conditioned or delayed.

         9. Consent. The parties hereto acknowledge that, pursuant to the provisions of Paragraph 8 of the Prime Lease, any Sublease requires the prior written consent of Landlord. Accordingly, unless Landlord shall manifest its consent to this Sublease as designated below, this Sublease shall terminate by Sublessor at any time if required by the Landlord, upon written notice from Sublessor to Sublessee; whereupon all rights and obligations of the parties hereunder shall terminate.

         10. Tenant Improvements. Sublessor has made no representations or warranties as to the condition of the Premises. Sublessee accepts the Premises in its current "as-is" condition.

         IN WITNESS HEREOF, the Sublessor and Sublessee have executed this Sublease as of the date and year first written above.

SUBLESSOR:                                           SUBLESSEE:


Brokers National Life Assurance Company     Publishers Resource Group, Inc.

By:   /s/ Barry N. Shamas                     By:    /s/ Aileen H. Krassner
Name: Barry N. Shamas                       Name: Aileen H. Krassner
Title:Executive V.P.                       Title:    President



                               LANDLORD'S CONSENT

         The foregoing Sublease Agreement has been consented to by the Landlord
this day of                        .

             LANDLORD:


                  By:     /s/ Peter B. Hall
                Name: Peter B. Hall
                 Its:     President