Form 10QSB/A
period 1999-03-31
BNL FINANCIAL CORP
filed 1999-05-14
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

As of March 31, 1999, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                                March 31
     ASSETS                                       1999       December 31,
                                              (Unaudited)        1998
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $10,914,452     $10,006,208
   Equity securities, common stock .......         1,844           2,573
   Cash and cash investments .............     1,451,881       2,426,963
                                             -----------     -----------
        Total Investments                     12,368,177      12,435,744
Accrued investment income ................       195,003         195,652
Furniture and equipment ..................       427,464         325,717
Deferred policy acquisition costs ........       370,940         379,917
Receivable from reinsurer ................        33,531          33,531
Premiums due and unpaid...................       797,789         611,786
Other assets .............................       391,026         345,428
                                             -----------      ----------
       TOTAL ASSETS                          $14,583,930     $14,327,775
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,381,800      $1,398,633
   Policy claims payable.................      2,653,175       2,508,175
   Premium deposit fund .................        123,728         114,841
   Annuity deposits .....................      3,243,534       3,259,195
   Deferred annuity profits .............        500,000         521,212
   Supplementary contracts without
       life contingencies ...............        122,853         129,944
   Advanced and unallocated premium......        692,000         352,999
   Commissions payable...................        431,524         310,303
   Other liabilities ....................        361,171         528,507
                                              ----------      ----------
       Total liabilities                       9,509,785       9,123,809
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................        115,218         208,289
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (9,751,437)     (9,714,687)
                                              ----------     -----------
     Total shareholders' equity                5,074,145       5,203,966
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $14,583,930     $14,327,775
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended
                                                                March 31,
                                                        ---------------------------
                                                            1999            1998
                                                        -----------     -----------

REVENUES:
   Premium income ..................................   $  6,738,162    $  4,350,247
   Investment income ...............................        175,053         218,904
   Realized gains on investments ...................             79          52,175
                                                        -----------     -----------
    Total income ...................................      6,913,294       4,621,326
                                                        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......      5,817,957       3,737,908
   Increase in liability for future policy benefits         (16,834)         41,993
   Amortization of deferred policy acquisition costs          8,977           6,486
   Operating expenses ..............................        925,923         843,327
   Taxes, other than on income .....................        214,021         153,034
                                                        -----------     -----------

    Total expenses .................................      6,950,044       4,782,748
                                                        -----------     -----------

    OPERATING INCOME (LOSS) ........................        (36,750)       (161,422)

Provision for income taxes .........................              0               0
                                                        -----------     -----------

    NET INCOME (LOSS) ..............................   ($    36,750)  ($    161,422)
                                                        ===========     ===========

  Net loss per share ..............................         ($0.00)        ($0.01)
                                                        =============   ============
    Weighted average number
    of shares ......................................      23,311,944     23,311,944
                                                        =============   ============


Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during
         period.....................................        ($92,991)       (24,833)
      Reclassification adjustment for
         (gains) losses included in net income......             (79)       (52,175)
                                                        -------------   ------------


     OTHER COMPREHENSIVE LOSS ......................        ($93,070)      ($77,008)
                                                        -------------   ------------

     COMPREHENSIVE LOSS ...........................        ($129,820)     ($238,430)
                                                       ==============   ============



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                   Three Months
                                                               Ended          Ended
                                                              03/31/99       03/31/98
                                                              --------       --------
Cash flows from operating activities:
Net loss ...................................................($   36,750)   ($  161,422)
Adjustments to reconcile  net loss to net cash
  provided by (used in) operating activities:
 Realized (gain) on investments ............................       (733)       (52,175)
 Realized loss on sale of furniture and equipment...........        654             -
 Depreciation ..............................................     34,772         24,148
 Amortization of deferred acquisition
    costs and state licenses acquired ......................      9,754          7,263
 Accretion of bond discount ................................       (402)          (895)

Change in assets and liabilities:
 Decrease in accrued investment income .....................        649         28,307
 Increase in premiums due and unpaid........................   (186,003)       (50,994)
 Decrease (increase) in premium deposit fund ................     8,887         (5,459)
 Decrease in annuity deposits and deferred profits..........    (36,873)        (8,205)
 Decrease (increase) in liability for future policy
    benefits ...............................................    (16,834)        41,993
 Increase in policy claims payable..........................    145,000        654,370
 Increase in advanced and unallocated premium...............    339,001         27,999
 Increase in commissions payable............................    121,221         17,724
 Other net .................................................   (213,715)       (35,924)
                                                              ----------      ---------
     Total Adjustments .....................................    205,378        648,152
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................    168,628        486,730

Cash flows from investing activities:
  Sales of debt securities .................................  1,500,556      3,350,156
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................      4,000              0
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................   (141,174)       (13,363)
  Purchase of fixed maturity securities .................... (2,500,000)    (2,903,811)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities    (1,136,618)       432,982
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................     (7,092)        (3,757)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities        (7,092)        (3,757)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents .......   (975,082)       915,955

Cash and cash equivalents, beginning of year ............     2,426,963        714,539
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $ 1,451,881    $ 1,630,494
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1999, the Company had liquid assets of $1,451,881 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first quarter of 1999, BNLAC collected $6,636,038 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $175,053.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At March 31, 1999, BNLAC had statutory capital and surplus of $3,838,243. In 1997, BNL Financial Corporation contributed $500,000 to the paid in surplus of BNLAC and BNL Equity Corporation contributed $250,000. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000, but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its license in the state of Washington due to an increased minimum capital requirement in that state of $2,400,000. Management monitors these developments to maintain compliance with the requirements of each state.

Results of Operations
Premium income for the first quarter of 1999 was $6,738,162 compared to $4,350,247 for the same period in 1998. The increase of $2,387,915, or 55%, was due to an increase in insurance premiums written during 1998.

Net investment income was $175,053 for the period ended March 31, 1999 compared to $218,904 for the same period in 1998. The decrease was primarily due to lower interest rates and the reinvestment of bonds called for redemption in lower yielding short-term investments.

Realized gains on investments were $79 in the first three months of 1999 compared to $52,175 for the same period in 1998. The decrease in realized gains was due to a decrease in bonds sold in the normal course of the Company's investment activity.

In the first quarter of 1999, policy benefits and other insurance costs were $5,817,957 compared to $3,737,908 for the same period in 1998. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. The dental claims loss ratio was 74.4% for the first quarter of 1999 compared to 74.2% for the same period in 1998.

For the period ended March 31, 1999, the increase in liability for future policy benefits was ($16,834) compared to $41,993 in 1998. The decrease in 1999 was due to a decrease in life reserves from surrendered policies.

Amortization of deferred policy acquisition costs were $8,977 and $6,486 for the first quarter of 1999 and 1998 respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $925,923 in the first quarter of 1999 compared to $843,327 for the same period in 1998. The increase in operating expenses was primarily due to an increase in payroll and claims administrative expense - which are all attributable to the increased volume of insurance in force.

Taxes, other than on income, fees and assessments were $214,021 for the first quarter of 1999 compared to $153,034 for the same period in 1998. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The net loss from operations for the first quarter of 1999 was $36,750 compared to $161,422 for the same period in 1998. The reduction in the 1999 first quarter loss compared to 1998 was primarily due to an increase in premium income and a lower cost per unit to administer the business.


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

The Company has 3 primary sources of computer data. They are:
1. VIP Systems, Inc. (VIP) - Independent provider of mainframe computer support for all of the Company's data except dental insurance claims payments.
2. Employer Plan Services, Inc. (EPSI) - Third Party Administrator (TPA) for the Company's dental insurance claims payments and claims records.
3. In-house programs which provide a majority of the Company's management reports.

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


      EPSI

      In April 1999, the company changed its TPA to EPSI. EPSI is currently in the process of replacing equipment or making corrections to the programming of existing equipment where it is feasible, so that date-related activities and the functions they provide do not adversely interfere with the processing of data. Equipment which has been purchased has been guaranteed as Year 2000 compliant. They have purchased new software that is Year 2000 compliant for the processing of claims. Contingency plans are also being developed to reduce the likelihood that year 2000 events outside of their control will not adversely impact customer service. BNL will perform Y2K compliance verification after EPSI has completed their software and hardware updates. In the event the verification tests fail, the Company's backup alternative would be to retain a new TPA that is Y2K compliant.

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

Item 5.  Other Information.
Effective April 15, 1999, the Company terminated its TPA agreement with ASO North America and entered into a three-year agreement with Employer Plan Services, Inc. (EPSI) to administer the Company's group dental claims. The agreement will increase the Company's claims administration expense by 50% at the current level of claims processing. Management feels the terms of the new agreement are competitive and necessary to get the quality of service required to administer the Company's claims.



 Item 6. Exhibits and Reports on Form 10-QSB
   No.                            Description                                      Page or Method of Filing
----------    ----------------------------------------------------    ----------------------------------------------------

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

   4.2        Articles  of  Incorporation  of  BNL  Financial         Incorporated  by reference to Exhibit 4.2 of the
              Corporation (formerly United Iowa Corporation),         Company's  Annual Report on Form 10-K for the
              dated January 27, 1984 and Amendment to Articles        period ending December 31, 1998.
              of  Incorporation on BNL Financial Corporation,
              dated November 13, 1987.

  10.1        Form of  Agreement  between  Commonwealth  Industries   Filed  with 10-QSB  for  the  period  ended  September
              Corporation,  American Investors Corporation and        30, 1994.
              Wayne E. Ahart regarding rights to purchase shares
              of the Company.

  10.2        Agreement  dated  December 21, 1990 between             Filed with 10-QSB for the period ended March 31,
              Registrant and C. Donald Byrd granting                  1996.
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

  10.9        Stock Bonus Agreement between BNL Financial             Filed with 10-QSB for the period ended June 30,
              Corporation and C. Donald Bryd and Kenneth Tobey        1997

  10.10       Office lease assumption and assignment agreement        Filed with 10KSB for the period ended December 31,
              dated September 1, 1998, between Brokers National       1998
              Life Assurance Company and Walgreen Co. and
              Charles H. Morrison for premises in Austin, TX

  10.11       Sublease dated January 20, 1999 between  Brokers 31,     Filed with 10-KSB for the period ended December1998
              National Life Assurance Company and PRG, Inc.            1998

  10.12       Agreement between Employer Plan Services Inc. and       Filed herewith as Exhibit I
              Brokers National Life Assurance Company to
              administer dental claims processing for the Company

   11         Statement re computation of per share earnings          Not applicable

   12         Statements re computation of ratios                     Not applicable

   22         BNL Brokerage Corporation, Brokers National Life
              Assurance Company and BNL Equity Corporation, all wholly owned by Registrant




(b) Reports on Form 8-K
No reports were filed for the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BNL FINANCIAL CORPORATION
                                                             (Registrant)



Date: May 11, 1999                      /s/ Wayne E. Ahart
                                      ____________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: May 11, 1999                      /s/ Barry N. Shamas
                                      ____________________________
                                      By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)

                                    EXHIBIT I



                            CLAIM SERVICES AGREEMENT







                   THIS AGREEMENT is made as of the First day of
                               June 1, 1999 between:


                     Brokers National Life Assurance Company
                            (an Arkansas Corporation)

                   (hereinafter referred to as "Brokers") and

                          Employer Plan Services, Inc.
                              (a Texas corporation)

                       (hereinafter referred to as "EPSI")



















This Agreement, together with any Schedules and Exhibits attached or referenced within this Agreement and any amendments to the Agreement, constitute the entire Agreement between Brokers and EPSI.

                                TABLE OF CONTENTS

I.       Purpose

II.      Consideration
III.     Duties of EPSI

A.       Payment of Claims
B.       Claim Determination
C.       Customer Service
D.       Watts Service
E.       Eligibility Maintenance
F.       Reports
G.       Disputed Claims
H.       Overpayment and Underpayment
I.       Fidelity Bond and Errors and Omissions Coverage
J.       Maintenance of Records
K.       Notices and Complaints

IV.      Restrictions on Performance

A.       Trademarks and Tradenames
B.       Subcontracting

V.       Rights of Brokers

A.       Periodic Audits
B.       Ownership of and Access to Records

VI.      Duties of Brokers

VII.     Compensation

VIII.    Printing Costs

IX.      Liability of EPSI and Brokers

A.       Liability of EPSI
B.       Liability of Brokers

X.       Termination

A.       Duration
B.       Termination by EPSI
C.       Termination by Brokers

XI.      General Provisions

A.       Performance of Service
B.       Amendments
C.       Notice

         Purpose

         This Agreement provides for the terms under which EPSI will provide dental claim services for the current or future contracted Brokers dental insurance Policyholders. EPSI will provide such services regarding claims for the Policyholders' covered persons ("Covered Persons"), in accordance with the terms of the Policyholders' policies ("Policy(ies)").



Consideration

         The consideration for this Agreement will be the mutual promises of the parties contained herein.



Duties of EPSI

EPSI will perform the following services with respect to Brokers' Policyholders:

A. Payment of Claims - EPSI will receive, review, evaluate, refer, adjust and promptly pay or deny all claims that are submitted to EPSI according to EPSI then current claims administration practices and procedures and as directed by Brokers. All claims will be paid in strict conformance with the Policy language, unless directed otherwise by Brokers. Specific services will include:

1. Preparation of checks for the payment of the amount of benefits determined to be payable under the Policy to the Beneficiary or to the assignee of benefits as the interests appear to EPSI.
2. Release benefit checks to the payee by regular mail. The frequency of such check releases shall be in accordance with the written instructions of Brokers. EPSI shall be entitled to rely upon such approval as a guarantee of funding.
3. In the event that a Claim is denied, in whole or in part, written notice to the Beneficiary of the reason(s) for the denial.
4. Preparation and release of Explanation of Benefit forms to the Beneficiary in conjunction with the payment or denial of each Claim.

EPSI will reduce claim turnaround time, within a reasonable period of time after the effective date of this agreement, in order to comply with the requirements of any applicable State Unfair Claims Practices Act or the requirements of any State Insurance Department law or regulation. Brokers will have sole responsibility to notify EPSI of any such State Insurance Department requirement or law.

B. Claim Determination - With respect to any specific claim, if EPSI deems appropriate, EPSI may:

1. Correspond directly with the Covered Person, Policyholder and/or providers of health-care services in the event that additional information appears to be necessary to properly process the Claim;
2. Consult with professional medical or dental consultants (at the expense of Brokers);
3. Use its standard procedures to determine whether there is other coverage against which benefits provided under Brokers' Policy may be coordinated;

4. Determine whether the procedure, treatment or supplies appears to be medically necessary in the opinion of EPSI;

5. Determine the amount of benefits which appear to be payable under the Policy with respect to the indicated procedure, based upon the lesser of the amount due under any applicable PPO Fee Schedule, the amount actually charged or the 75th percentile of the amount considered reasonable and customary in accordance with the data base then loaded into the EPSI system. It is understood and agreed that such percentile shall be as determined by Brokers. The reasonable and customary data base loaded into the EPSI system will, unless otherwise disclosed to Brokers, be as provided to EPSI by Medical Data Research; updated not less frequently than every 6 months.

C. Customer Service - EPSI will maintain a Customer Service Unit trained to respond to telephone and written inquiries from Covered Persons and providers relating to the Policy and Claim matters.

D. Watts Service - EPSI will provide a toll-free telephone number so that Covered Persons or providers may contact EPSI regarding Claims matters during the regular business hours of EPSI.

E. Eligibility Maintenance - EPSI will maintain an eligibility file of Covered Persons entitled to receive benefits under the Policies based upon information provided to EPSI by Brokers as provided for in Section VI.D of this Agreement.

F. Reports - EPSI will:

1. maintain a system for the tracking of payments, refunds, stop payments, and voids, and report the transactions in the Monthly Claim Report; and
2. maintain a system for and assume all reporting responsibilities for the preparation and distribution of IRS Form 1099 for providers of dental service.
3. provide reports as needed by Brokers for the timely completion of Brokers financial statement and as requested by Brokers for analysis of Brokers claim experience.

         G. Disputed Claims - EPSI will refer all disputed claims to Brokers for determination. A claim which is pending further information is not a disputed claim.

              "Disputed Claim" is a claim:

1. which has been denied in whole or in part by EPSI; and

2. for which EPSI's determination has been disputed or appealed in writing.

In referring a Disputed Claim to Brokers, EPSI will provide Brokers with the following information:

1. a copy of all documents in the claimant's file, including the claim, correspondence between EPSI and the claimant, and any other pertinent documents relating to the Disputed Claim; and

2. an analysis of the Disputed Claim and the basis for the claim denial with appropriate references to the applicable provisions of the Policy(ies). Brokers will notify EPSI in writing of its determination with respect to the Disputed Claim. Brokers retains final decision making authority as to how the Disputed Claim will be handled.

H. Rescissions - EPSI will refer all claims which contain information which would be grounds for rescinding a Covered Person's coverage to Brokers along with the appropriate documentation. Brokers will have the sole authority to decide whether or not coverage should be rescinded. Brokers has the sole authority to issue all notices of rescission to Covered Persons. EPSI will be notified of all rescissions.

I. Overpayment and Underpayment - If EPSI pays any person less than the amount to which he or she is entitled under the Policy(ies), EPSI will promptly, upon learning of the underpayment, adjust the underpayment to the correct amount.

              If EPSI or Brokers discovers that an overpayment has been made on behalf of any person's claim, EPSI is hereby authorized to seek recovery from the dentist or insured and or to offset the amount of any excess payment form any unpaid claim of such person or of any other person who is a member of such person's family unit.

J.       Fidelity Bond and Errors and Omissions Coverage

1. EPSI is required to purchase a Blanket Fidelity Bond in its own name in an amount of at least $1,000,000
The Bond will state that:
a. loss, if any, involving money or other property belonging to Brokers will be payable to Brokers as its interest may appear; and
b. if the Bond is canceled, Brokers will be notified 30 days prior to such cancellation.

EPSI,  upon  request,  will  provide  a copy  of the  Bond  to Brokers.

2. EPSI is required to purchase and to maintain Liability Insurance in any amount not less than $1,000,000 per individual claim and $1,000,000 in the aggregate to provide insurance coverage for liability related to or arising out of EPSI's errors or omissions in the performance of its duties under this Agreement. EPSI will provide Brokers with evidence of such coverage, upon request, and will notify brokers of any material change or cancellation of such coverage 30 days prior to such change or cancellation.

K. Maintenance of Records - All records will be maintained at EPSI's principal administrative offices:

1.   the duration of this Agreement; or

2. a longer period of time as may be required under the Employee Retirement Income Security Act of 1974, or any applicable state or commonwealth statute.

EPSI may copy all claim forms and accompanying documentation on a record-keeping system. All records will be maintained in accordance with prudent standards of record keeping. Notwithstanding the above, it is hereby agreed that all records pertaining to the business administered hereunder are the sole property of Brokers, and EPSI shall provide Brokers any and all such documents on request by Brokers. Brokers agrees to pay the cost of retrieval of such records.

L. Notices and Complaints - If EPSI receives:

1. notice of the commencement of any legal proceeding involving any Covered Persons; or
2.   communication from:

a.   any Insurance Department or other administrative agency; or

b. any other person identifying a complaint by any Covered Person or calling a hearing involving any Brokers practice,

EPSI will immediately notify Brokers. EPSI will immediately send copies of any necessary documentation to Brokers, for exclusive handling by Brokers. EPSI will maintain a file containing any written letters of complaint received from Covered Persons, Policyholders or service providers for a period of six (6) years from receipt of the complaint letter, or a longer period of time as may be required under the employee retirement Income Security Act of 1974 or any applicable state statute.
Restrictions on Performance

                  A. Trademarks and Tradenames - EPSI will not use the claim files or Brokers' name, trademarks, logo or the name of any other affiliated Brokers' company in any way or manner not specifically authorized in writing by Brokers. EPSI may use only advertising which:

1.       pertains to the business underwritten by Brokers; and
2.       has been approved in writing by Brokers in advance of its use.

                  B. Subcontracting - EPSI will not subcontract any of its administrative functions, duties, or responsibilities without the prior approval of Brokers. Brokers has the right to refuse approval for any reason whatsoever at its sole discretion.


Rights of Brokers

A. Periodic Audits - Brokers may audit the records of EPSI which pertain to the performance of the duties of EPSI with respect to the Policies. EPSI will fully cooperate with Brokers, or its designee, during any such audit. Brokers will provide 15 calendar days prior written notice to EPSI of its intent to perform an audit and to include in such notice the name of the persons authorized to perform the audit. All such audits shall take place at the office of EPSI during its normal business hours.
B. Ownership of and Access of Records - All source documentation relating to the Policies which comes into the possession of EPSI is the property of Brokers. Accordingly, EPSI will retain all records pertaining to the Policies for the period required by law and will furnish information relating to claims for benefits under the policies which is in the possession of EPSI as requested by Brokers. EPSI reserves the right to charge its then current fee for the production of such information. Records will not be used for any purpose not authorized in writing by Brokers.

Duties of Brokers

                  Brokers will provide EPSI with the following items:

A.   Brokers'   general    administrative    instructions   as   applicable   to
     Policyholders;
B. A copy of the master Policy(ies), booklet(s), rider(s), and Certificate forms;
C. Any additional standard Brokers forms necessary for the administration of the Policy(ies);
D. A monthly, or more frequently if desired, eligibility file of persons entitled to receive benefits from Policies based upon information provided to Brokers by Policyholders on EPSI's standard electronic or other media acceptable to EPSI. Brokers, and not EPSI, shall be responsible for the accuracy of such eligibility information; and EPSI shall be entitled to accept such information as accurate without inspection or investigation;
E. A claims clearing Account which shall be established, maintained and adequately funded solely by Brokers ("Account"). Such Account shall be used exclusively for the payment of claims as provided in Section III.A.1. of this Agreement. Brokers shall at all times be responsible for funding this account for the payment of benefits under the Policies by and through this Account. Brokers shall also be responsible for reconciling the Account. EPSI shall not be required to use any of its funds for the payment of any such benefits, and it is expressly understood and agreed that Brokers, and not EPSI, shall be liable in the event any such check or checks are not honored when presented for payment.



Compensation

EPSI shall be reimbursed by Brokers according to the attached Schedule A for all services enumerated in this Agreement. Brokers understands and agrees that additional services that it may request EPSI to perform or an increase in the complexity if the services will generate additional fees that are not included on Schedule A. EPSI will outline such additional fees and secure Brokers written agreement to such fees prior to undertaking any action with respect to any such requested service.


Printing Costs

If EPSI requests any forms in addition to or in replacement of forms available and in stock at Brokers, Brokers will review and prepare the form language, prepare the form language, prepare a mechanical proof(s) and cause such forms to be printed. Brokers will bear the cost of printing such forms.


Liability of EPSI and Brokers

A. Liability of EPSI - EPSI agrees to indemnify and hold Brokers harmless from any and all liability, loss, damage, fines, penalties and costs, including expenses and reasonable attorneys' fees, which Brokers may sustain by reason of EPSI's actions or failure to act in carrying out its responsibilities as set forth in this Agreement. EPSI also agrees to indemnify and hold Brokers harmless from any liability or loss resulting from the dishonest acts of EPSI employees or officers.

B. Liability of Brokers - Brokers agrees to indemnify and hold EPSI harmless from any and all liability, loss, damage, fines, penalties and costs, including expenses and reasonable attorneys' fees, which EPSI may sustain by reason of Brokers' actions or failure to act in carrying out its responsibilities as set forth in this Agreement. Brokers agrees to indemnity and hold EPSI harmless from any liability or loss resulting from the dishonest acts of Brokers employees or officers.



Termination

A. Duration - Unless terminated as provided in paragraph X.B below, the term of this Agreement shall be three (3) years, commencing on the Effective Date ("Initial Term") and shall be automatically renewed for successive one (1) year terms ("renewal Terms"). As used in this Agreement, "Term" means the period during which the Agreement is in force, commencing on the Effective Date and ending on the effective date of termination.

B. Termination by EPSI - EPSI may terminate this Agreement upon 15 days prior written notice in the event that:
----------------------------

1. any check issued for payment of benefits under the Policies is dishonored for any reason and Brokers fails to deposit funds to cover such check within 10 days of being notified of the dishonored check, or

2. any fee due and owing to EPSI remains unpaid for a period of 15 days after payment is due, or

3. Brokers refuses or neglects to provide information reasonably requested by EPSI for the performance of its duties under the Agreement, or

4. a petition in voluntary or involuntary Bankruptcy is filed by, or with respect to, Brokers.

EPSI shall specify the "effective date of termination" in any such notice.

C. Termination by Brokers - This Agreement may be terminated immediately by Brokers when and if:

1. EPSI commits fraud or gross negligence in the performance of any of its duties under this Agreement, or
2. wrongfully withholds or misappropriates, for EPSI's own use, funds of Brokers or any of its Policyholders, or
3. EPSI refuses or neglects to provide information reasonably requested by Brokers for the performance of its duties under the Agreement, or
4. a petition in voluntary or involuntary Bankruptcy is filed by, or with respect to EPSI, or
5. More than 50% of EPSI outstanding stock is transferred to individuals other than the current shareholders.
     D. Either Brokers or EPSI may terminate this Agreement at any time during any Renewal Term, without cause, upon 90 days prior written notice to the other party.
     E. Effect of Termination - EPSI shall not be obligated to perform any services whatever under this Agreement to or on behalf of Brokers on or after the effective date of termination of this Agreement, unless a written agreement providing otherwise has been executed by EPSI and Brokers prior to such effective date.

General Provisions


A. Performance of Service - In the event that EPSI fails to perform services under this Agreement, Brokers may assume those services and will be entitled to the fees or allowances otherwise payable to EPSI.



B. Amendments - This Agreement, any Schedules and Exhibits attached hereto can be changed at any time by an amendment signed by both parties.



                  Brokers may change the Policyholders, Policy(ies), Administrative policies or guidelines at any time by providing EPSI at least sixty (60) days advance written notice of such change. All such changes will become prospectively binding on EPSI. IF any such change shall affect the scope of services performed by EPSI or require extraordinary measures, the fees payable shall be adjusted as mutually agreed to by the parties in writing.



EPSI will not change any Policy language or any of Brokers practices unless authorized in writing by Brokers.


C. EPSI shall perform only ministerial duties to Brokers and shall be neither the fiduciary nor co-fiduciary as defined by the Employee Retirement Income Security Act of 1974 (ERISA). All reports or disclosures required by law or governmental authorities shall be the responsibility of Brokers. EPSI may provide information, assistance and advice to Brokers to meet these requirements.



D. EPSI shall make no representation to Brokers concerning any federal, state or local tax status of the Plan. All such questions should be referred to Brokers' counsel or tax consultant. If, during the operation of the Plan, the federal government, the government of any state of any political subdivision or instrumentality of either shall assess any tax against the Plan and EPSI is required to pay such tax, EPSI shall report payment to Brokers and make a charge against the Plan for such tax.



Notice - Any notification referenced under this Agreement will be effective:



1.   only if it is in writing, unless otherwise indicated; and



2. when hand-delivered or two (2) days after it is mailed by registered mail, return receipt requested and addressed as follows:

                                    If addressed to Brokers, to:

                                    Brokers National Life Assurance Company

                                    2100 W. William Cannon, Ste. L

                                    Austin, Texas 78745



                                    If addressed to EPSI, to:

                                    EPSI Benefits, Inc.

                                    Employer Plan Services

                                    2180 North Loop West, Suite 400

                                    Houston, Texas 770189

         This Agreement is made binding by the signatures of Brokers' and EPSI's representatives who are duly authorized to enter into such agreements.





         FOR EPSI:    Lyndon A. Smith                President

                      (Name)                         (Title)





of EMPLOYER PLAN SERVICES, INC. agrees on its behalf to the terms of this Agreement. I am authorized to enter into such agreements.




         __/s/ Lyndon A. Smith_________________            __4/15/99_____

         (Signature)                                          (Date)









         FOR Brokers: Barry Shamas          Executive Vice President

                      (Name)                         (Title)





of Brokers, agree on its behalf to the terms of this Agreement. I am authorized to enter into such agreements.






         ___/s/ Barry N. Shamas________________            __4/15/99______

         (Signature)                                          (Date)

                                   SCHEDULE A
SCHEDULE OF FEES


(waived) ANNUAL MAINTENANCE FEE: This fee shall be collected in the twelfth month of each contract year for: revisions to -------- the Plans, Plan review meetings, computer updates, claims reporting and preparation of the IRS form 1099 for the Plan Providers.

ADMINISTRATION FEE: The fees in this section are charged to administer the services as indicated. The fee listed below shall be multiplied by the number of eligible employees in the corresponding plan of benefits on the 15th of each month.
                                                                DENTAL BENEFIT

$   1.68          1st 60,000 EE Lives
 ----------

$   1.55          60,001 - 75,000 EE Lives
 ----------

$   1.45          75,001 - 125,000 EE Lives
 ----------

$   1.30          *125,000+ EE Lives
 ----------


The Company designates Barry Shamas as its administrative contact with the Claims Administrator.

The effective date of this schedule is June 1, 1999, and it shall remain in effect until this Agreement is terminated or this schedule is amended by agreement of both parties. After 12 months and at the 125,000 EE Life level we will review the fee between Brokers and EPSI to discuss possible increases.



By their signatures below, the undersigned:

     a. certify that they have authority granted to them respectively by Company and by Claims Administrator, Inc., to execute this agreement on its behalf and

     b.   hereby execute this agreement in their respective names.

BROKERS NATIONAL                                    EMPLOYER PLAN SERVICES, INC.
LIFE ASSURANCE COMPANY


BY:   /s/  Barry N Shamas                   BY:      /s/ Lyndon A Smith________