Form 10QSB/A
period 1999-06-30
BNL FINANCIAL CORP
filed 1999-08-09
CIK 757641

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

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                                June 30
     ASSETS                                       1999       December 31,
                                              (Unaudited)        1998
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $11,387,249     $10,006,208
   Equity securities, common stock .......         2,912           2,573
   Cash and cash investments .............       465,898       2,426,963
                                             -----------     -----------
        Total Investments                     11,856,058      12,435,744
Accrued investment income ................       212,326         195,652
Furniture and equipment ..................       446,618         325,717
Deferred policy acquisition costs ........       364,600         379,917
Receivable from reinsurer ................        33,531          33,531
Premiums due and unpaid...................       584,837         611,786
Other assets .............................       387,368         345,428
                                             -----------      ----------
       TOTAL ASSETS                          $13,885,338     $14,327,775
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,376,367      $1,398,633
   Policy claims payable.................      2,438,175       2,508,175
   Premium deposit fund .................        123,866         114,841
   Annuity deposits .....................      3,154,872       3,259,195
   Deferred annuity profits .............        500,000         521,212
   Supplementary contracts without
       life contingencies ...............        117,025         129,944
   Advanced and unallocated premium......        698,457         352,999
   Commissions payable...................        415,335         310,303
   Other liabilities ....................        484,599         528,507
                                              ----------      ----------
       Total liabilities                       9,308,694       9,123,809
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................       (459,476)        208,289
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (9,674,244)     (9,714,687)
                                              ----------     -----------
     Total shareholders' equity                4,576,645       5,203,966
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $13,885,338     $14,327,775
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                    ---------------------------        -----------------------------
                                                         1999           1998                1999            1998
                                                    -------------   -----------        -------------     -----------

REVENUES:
   Premium income ..................................  $7,378,050     $5,042,166        $ 14,116,212    $  9,392,413
   Investment income ...............................     204,753        198,094             379,806         416,988
   Realized gains on investments ...................       5,404          2,343               5,483          54,518
                                                    -------------   ------------        -----------     -----------
    Total income ...................................   7,588,206      5,242,603          14,501,500       9,863,929
                                                    -------------   ------------        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......   6,173,121      4,486,719          11,991,078       8,224,627
   Increase in liability for future policy benefits.      (5,433)        (1,610)            (22,267)         40,383
   Amortization of deferred policy acquisition costs       6,340          8,116              15,317          14,602
   Operating expenses ..............................   1,107,237        848,705           2,033,160       1,692,032
   Taxes, other than on income .....................     229,748        169,056             443,769         322,090
                                                    -------------   ------------        -----------     -----------

    Total expenses .................................   7,511,013      5,510,986          14,461,057      10,293,734
                                                    -------------   ------------        -----------     -----------

    OPERATING INCOME (LOSS).........................    $ 77,193      ($268,383)             40,443        (429,805)

Provision for income taxes .........................           0              0                   0               0
                                                    -------------   ------------        -----------     -----------
    NET GAIN (LOSS).................................    $ 77,193      ($268,383)           $ 40,443       ($429,805)
                                                    =============   ============        ===========     ===========
Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during
         period.....................................   ($569,290)       $35,374           ($562,282)       $ 10,541
   Reclassification adjustment for gains
         included in net income.....................      (5,404)        (2,343)             (5,483)        (54,518)
                                                    -------------   ------------        -----------     -----------
Other comprehensive income (loss)...................    (574,694)        33,031            (667,765)        (43,977)
                                                    -------------   ------------        -----------     -----------

     COMPREHENSIVE INCOME (LOSS)....................   ($342,685)     ($112,874)          ($816,467)      ($542,524)
                                                    =============   ============        ===========     ===========

   Net gain (loss) per share .......................      ($0.00)        ($0.02)             ($0.00)         ($0.02)
                                                    =============   ============        ===========     ===========

    Weighted average number
    of shares ......................................   23,311,944     23,311,944         23,311,944      23,311,944
                                                    =============   ============        ===========     ===========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                    Six Months
                                                               Ended          Ended
                                                              06/30/99       06/30/98
                                                              --------       --------
Cash flows from operating activities:
Net gain (loss) ............................................ $   40,443    ($  429,805)
Adjustments to reconcile  net loss to net cash
  provided by (used in) operating activities:
 Realized (gain) on investments ............................     (6,137)       (54,518)
 Realized loss on sale of furniture and equipment...........        654             -
 Depreciation ..............................................     70,527         50,432
 Amortization of deferred acquisition
    costs and state licenses acquired ......................     16,871         16,156
 Accretion of bond discount ................................       (180)        (1,830)

Change in assets and liabilities:
 Decrease in accrued investment income .....................    (16,674)        (9,204)
 (Increase) decrease in premiums due and unpaid.............     26,949       (123,410)
 Decrease (increase) in premium deposit fund ................     9,025         (7,523)
 Decrease in annuity deposits and deferred profits..........   (125,535)       (59,947)
 Decrease (increase) in liability for future policy
    benefits ...............................................    (22,267)        40,383
 Decrease (increase) in policy claims payable...............    (70,000)       259,370
 Increase in advanced and unallocated premium...............    345,458          9,546
 Increase in commissions payable............................    105,032         78,854
 Other net .................................................   (87,408)       (34,005)
                                                              ----------      ---------
     Total Adjustments .....................................    205,378        164,304
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................    286,759       (265,501)

Cash flows from investing activities:
  Sales of debt securities .................................  2,207,179      4,705,813
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................      4,000              0
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................   (196,083)       (34,736)
  Purchase of fixed maturity securities .................... (4,250,000)    (4,853,811)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities    (2,234,904)      (182,734)
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................    (12,920)        (7,550)
                                                               ---------     ----------
      Net cash provided by (used in) financing activities       (12,920)        (7,550)
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents ....... (1,961,065)      (455,785)

Cash and cash equivalents, beginning of year ............     2,426,963        714,539
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   465,898    $   258,754
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