Form 10QSB/A
period 1999-09-30
BNL FINANCIAL CORP
filed 1999-11-09
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 1999

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

Item 1.  Financial Statements

                       BNL FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET


                                             September 30
     ASSETS                                       1999       December 31,
                                              (Unaudited)        1998
                                              -----------    ------------

Investments:
   Investments available for sale, at
        fair value .......................   $10,772,709     $10,006,208
   Equity securities, common stock .......         2,313           2,573
   Cash and cash investments .............       199,112       2,426,963
                                             -----------     -----------
        Total Investments                     10,974,133      12,435,744
Accrued investment income ................       267,734         195,652
Furniture and equipment ..................       453,439         325,717
Deferred policy acquisition costs ........       358,733         379,917
Receivable from reinsurer ................        33,531          33,531
Premiums due and unpaid...................       755,948         611,786
Other assets .............................       363,266         345,428
                                             -----------      ----------
       TOTAL ASSETS                          $13,206,783     $14,327,775
                                             ===========      ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits .     $1,356,853      $1,398,633
   Policy claims payable.................      2,438,175       2,508,175
   Premium deposit fund .................        128,813         114,841
   Annuity deposits .....................      3,014,133       3,259,195
   Deferred annuity profits .............        500,000         521,212
   Supplementary contracts without
       life contingencies ...............        111,119         129,944
   Advanced and unallocated premium......        605,342         352,999
   Commissions payable...................        364,686         310,303
   Other liabilities ....................        436,313         528,507
                                              ----------      ----------
       Total liabilities                       8,952,432       9,123,809
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock .........................        466,239         466,239
   Additional paid-in capital ...........     14,308,230      14,308,230
   Unrealized appreciation (depreciation)
        of securities ...................       (770,308)        208,289
   Treasury stock .......................        (64,105)        (64,105)
   Accumulated deficit ..................     (9,685,705)     (9,714,687)
                                              ----------     -----------
     Total shareholders' equity                4,254,351       5,203,966
                                              ----------      ----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY     $13,206,784     $14,327,775
                                              ==========      ==========

       (See Notes to Consolidated Financial Statements)

                      BNL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                    ---------------------------        -----------------------------
                                                         1999           1998                1999            1998
                                                    -------------   -----------        -------------     -----------

REVENUES:
   Premium income ..................................  $7,410,959     $5,649,343        $ 21,527,171    $ 15,041,756
   Investment income ...............................     204,311        204,120             584,117         621,118
   Realized gains on investments ...................      17,073          7,411              22,556          61,929
                                                    -------------   ------------        -----------     -----------
    Total income ...................................   7,632,343      5,860,874          22,133,844      15,724,803
                                                    -------------   ------------        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......   6,350,215      5,276,681          18,341,293      13,501,308
   Increase in liability for future policy benefits.     (19,514)        11,670             (41,781)         52,053
   Amortization of deferred policy acquisition costs       5,868          6,012              21,185          20,614
   Operating expenses ..............................   1,103,912        878,366           3,137,072       2,570,398
   Taxes, other than on income .....................     203,323        172,835             647,092         494,925
                                                    -------------   ------------        -----------     -----------

    Total expenses .................................   7,643,804      6,345,564          22,104,861      16,639,298
                                                    -------------   ------------        -----------     -----------

    OPERATING INCOME (LOSS).........................     (11,462)      (484,690)             28,982        (914,495)

Provision for income taxes .........................           0              0                   0               0
                                                    -------------   ------------        -----------     -----------
    NET GAIN (LOSS).................................    ($11,462)     ($484,690)           $ 28,982       ($914,495)
                                                    =============   ============        ===========     ===========
Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during
         period.....................................   ($293,759)      $149,416           ($956,041)       $159,957
   Reclassification adjustment for gains
         included in net income.....................     (17,073)        (7,411)            (22,556)        (61,929)
                                                    -------------   ------------        -----------     -----------
Other comprehensive income (loss)...................    (310,832)       142,005            (978,597)         98,028
                                                    -------------   ------------        -----------     -----------

     COMPREHENSIVE INCOME (LOSS)....................   ($322,293)     ($342,685)          ($949,614)      ($816,467)
                                                    =============   ============        ===========     ===========

   Net gain (loss) per share .......................      ($0.00)        ($0.02)              $0.00          ($0.04)
                                                    =============   ============        ===========     ===========

    Weighted average number
    of shares ......................................   23,311,944     23,311,944         23,311,944      23,311,944
                                                    =============   ============        ===========     ===========



                  (See Notes to Consolidated Financial Statements)


                 BNL FINANCIAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                   Nine Months
                                                               Ended          Ended
                                                              09/30/99       09/30/98
                                                              --------       --------
Cash flows from operating activities:
Net gain (loss) ............................................ $   28,982    ($  914,495)
Adjustments to reconcile  net loss to net cash
  provided by (used in) operating activities:
 Realized (gain) on investments ............................    (23,210)       (61,929)
 Realized loss on sale of furniture and equipment...........        654             -
 Depreciation ..............................................    106,409         77,227
 Amortization of deferred acquisition
    costs and state licenses acquired ......................     23,517         22,945
 Accretion of bond discount ................................        357         (2,631)

Change in assets and liabilities:
 Decrease in accrued investment income .....................    (72,082)        42,493
 Increase in premiums due and unpaid........................   (144,162)      (133,065)
 Decrease (increase) in premium deposit fund ................    13,972         (5,476)
 Decrease in annuity deposits and deferred profits..........   (266,274)       (73,669)
 Decrease (increase) in liability for future policy
    benefits ...............................................    (41,781)        52,053
 Decrease (increase) in policy claims payable...............    (73,000)       571,370
 Increase in advanced and unallocated premium...............    252,343         50,462
 Increase in commissions payable............................     54,383         54,984
 Other net .................................................  (112,378)         96,006
                                                              ----------      ---------
     Total Adjustments .....................................   (281,252)       690,770
                                                              ----------      ---------
     Total cash provided by (used in)
         operating activities ..............................   (252,750)      (223,725)

Cash flows from investing activities:
  Sales of debt securities .................................  2,673,446      8,735,728
  Sales of equity securities ...............................          0              0
  Sales of furniture and equipment .........................      4,000              0
  Purchase of equity securities ............................          0              0
  Purchase of furniture and equipment ......................   (238,786)       (45,270)
  Purchase of fixed maturity securities .................... (4,395,415)    (6,811,410)
                                                              ---------      ---------
      Net cash provided by (used in) investing activities    (1,956,755)     1,879,048
                                                              ---------      ---------
Cash flows from financing activities:
  Payments on supplementary contracts ......................    (18,826)        79,579
                                                               ---------     ----------
      Net cash provided by (used in) financing activities       (18,826)        79,579
                                                              ---------     ----------
Net increase (decrease) in cash and cash equivalents ....... (2,227,851)     1,734,902

Cash and cash equivalents, beginning of year ............     2,426,963        714,539
                                                              ---------      ---------
Cash and cash equivalents, end of period ................   $   199,112    $ 2,449,441
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

At September 30, 1999, the Company had liquid assets of $199,112 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first nine months of 1999, BNLAC collected $21,594,896 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $584,117.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At September 30, 1999, BNLAC had statutory capital and surplus of $3,909,925. In 1997, BNL Financial Corporation contributed $500,000 to the paid in surplus of BNLAC and BNL Equity Corporation contributed $250,000. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000, but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its license in the state of Washington due to an increased minimum capital stock requirement in that state of $2,400,000. Management monitors these developments to maintain compliance with the requirements of each state.

Results of Operations
Premium income for the first nine months of 1999 was $21,527,171 compared to $15,041,756 for the same period in 1998. The increase of $6,485,415, or 43%, was due to an increase in insurance premiums written.

Net investment income was $584,117 for the period ended September 30, 1999 compared to $621,118 for the same period in 1998. The decrease was primarily due to lower interest rates and the reinvestment of bonds called for redemption in lower yielding short-term investments.

Realized gains on investments were $22,556 in the first nine months of 1999 compared to $61,929 for the same period in 1998. The decrease in realized gains was due to a decrease in bonds sold in the normal course of the Company's investment activity.

In the first nine months of 1999, policy benefits and other insurance costs were $18,341,293 compared to $13,501,308 for the same period in 1998. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. The dental claims loss ratio was 72.8% during the first nine months of 1999 compared to 77.8% for the same period in 1998. Management believes the decrease in the dental claims ratio indicates a reversal of the upward trend of the loss ratio over the past two years.

For the period ended September 30, 1999, the increase in liability for future policy benefits was ($41,781) compared to $52,053 in 1998. The decrease in 1999 was due to a decrease in life reserves from surrendered policies.

Amortization of deferred policy acquisition costs were $21,185 and $20,614 for the first nine months of 1999 and 1998 respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $3,137,072 in the first nine months of 1999 compared to $2,570,398 for the same period in 1998. The increase in operating expenses was primarily due to an increase in payroll and claims administrative expense - which are all attributable to the increased volume of insurance in force.

Taxes, other than on income, fees and assessments were $647,092 for the first nine months of 1999 compared to $494,925 for the same period in 1998. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The net gain from operations for the first nine months of 1999 was $28,982 compared to ($914,495) for the same period in 1998. The profit in 1999 compared to the 1998 loss, was primarily due to an increase in premium income, a lower dental insurance claims ratio and a lower cost per unit to administer the business.

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

      VIP is in the process of converting its existing application software to PC based hardware using Windows NT operating system (which is Y2K compliant). The conversion process includes testing for Y2K compliance and is scheduled for completion by November 1, 1999. BNL will perform final Y2K compliance verification tests at that time.

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

Item 5.  Other Information.
None

Item 6. Exhibits and Reports on Form 10-QSB
No exhibits or reports are being filed with this 10-QSB.

(b) Reports on Form 8-K
No reports were filed for the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BNL FINANCIAL CORPORATION
                                                             (Registrant)



Date: October 11, 1999                 /s/ Wayne E. Ahart
                                      ____________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: October 11, 1999                 /s/ Barry N. Shamas
                                      ____________________________
                                      By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)