Form 10KSB
period 1999-12-31
BNL FINANCIAL CORP
filed 2000-03-30
CIK 757641

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                       --

                              EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999 [Fee Required]
                                       or

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

                           Common Stock, No Par Value

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

BNL Financial Corporation revenues for fiscal year 1999 were $30,533,144.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999, can not be determined due to the limited trading in the Company's stock throughout the year (see also Item 5 of Form 10-KSB regarding the limited trading market for the Company's shares).

As of December 31, 1999, the Registrant had outstanding 23,173,149 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,703,790 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Location in Form 10-KSB Incorporated Document

Transitional Small Business Disclosure Format Yes ___  No _X__
                                                           -

===============================================================================
                                       I-8

                                     PART 1

                                ITEM 1. BUSINESS

General

BNL Financial Corporation (the "Company" or "Registrant") is an insurance holding company incorporated in Iowa in January 1984. The Company's administrative offices are located at 2100 West William Cannon, Suite L, Austin, Texas 78745; its telephone number is (512) 383-0220

The Company owns (directly or indirectly) four wholly owned subsidiaries, BNL Equity Corporation ("BNLE"), Brokers National Life Assurance Company ("BNLAC"), BNL Brokerage Corporation and Consumers Protective Association (formerly National Dental Benefit Association, Inc.) Consumers Protective Association is an inactive association that was purchased for the purpose of marketing services to members, including insurance products.


------------------------------------------    ----------------------------------
|                                        |    |                                |
|      BNL Financial Corporation         |----|Consumer Protective Association |
|                                        |    |      (Inactive Association)    |
------------------------------------------    ----------------------------------
                  |
------------------------------------------
|                                        |
|       BNL Equity Corporation           |
|                                        |
------------------------------------------
                  |
-------------------------------------------
|                                         |
| Brokers National Life Assurance Company |
|                                         |
-------------------------------------------
|
-------------------------------------------
|                                         |
|        BNL Brokerage Corporation        |
|                                         |
-------------------------------------------

 Industry Segments

The operations of the Company are conducted through BNLAC, which in 1999 sold life and accident and health insurance policies in 26 states. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

BNLAC is licensed in 26 states to offer life and accident and health insurance on an individual and group basis. Most of BNLAC's premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. In February 1999, the Company was notified that the State of Washington had increased its paid-in capital stock requirements from $1,200,000 to $2,400,000. Since our sales in Washington were less than 1% of total premium, the Company decided to voluntarily withdraw its Certificate of Authority from the State of Washington.

The Company conducts business in the industry segment "life, accident and health insurers". Financial information relating thereto is contained below, in Item 6 and the Exhibits attached to this Report.

Sales and Marketing

The Company markets its products through independent agents and brokers. BNLAC emphasizes the marketing of specialized or "niche" life and health insurance products including: accidental death life insurance, a payroll deductible 10-year level term policy, level term family insurance policy, hospital indemnity policy and dental insurance. These products are all designed to be sold on a group or payroll deduction basis.

Statistics by line of business are as follows (gross before reinsurance):

                                                                            1999                1998
                                                                       -----------------    ---------------
I. Annualized Premiums and Annuity Deposits In Force:
-----------------------------------------------------
Ordinary Life Insurance                                                        $306,000           $340,000
Individual Annuities(1)                                                         179,000            216,000
Group Dental Insurance                                                       32,233,000         24,778,000
Miscellaneous A&H insurance                                                      93,000             84,000
                                                                       -----------------    ---------------

          Total                                                             $32,811,000        $25,418,000
                                                                       =================    ===============


II. Collected Premiums and Annuity Deposits:

Ordinary Life Insurance                                                     $324,000              $368,000
Individual Annuities(1)                                                      155,000               258,000
Group Dental Insurance                                                    29,049,000            20,294,000
Miscellaneous A&H insurance                                                  109,000                61,000
                                                                    -----------------    ------------------

          Total                                                          $29,637,000           $20,981,000
                                                                    =================    ==================

III. Face Value of Insurance:

Ordinary Life Insurance                                                  $31,000,000           $35,000,000
Accidental Death Insurance                                               104,000,000           111,000,000
                                                                    -----------------    ------------------

          Total                                                         $135,000,000          $146,000,000
                                                                    =================    ==================

(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

                                                                                 Group Dental &
        State                 Life Premiums                Annuity              Accidental Death                 Total
-----------------------    --------------------      --------------------     ----------------------      --------------------
Georgia                                 10,178                         -                  2,359,516                 2,369,694

Michigan                                 4,553                         -                  2,333,865                 2,338,418

Minnesota                                7,852                         -                  2,258,200                 2,266,052

Indiana                                 10,656                         -                  2,169,276                 2,179,932

Arkansas                                26,991                         -                  2,132,431                 2,159,422

Utah                                     3,078                         -                  2,004,994                 2,008,072

Iowa                                   222,067                   154,816                  1,512,079                 1,888,962

Mississippi                              3,511                         -                  1,509,040                 1,512,551

All Other States                        34,857                         -                 12,879,215                12,914,072
                           --------------------      --------------------     ----------------------      --------------------

Total                                 $323,743                  $154,816                $29,158,616               $29,637,175
                           ====================      ====================     ======================      ====================

On December 31, 1999, BNLAC had 3,418 general agents and brokers in 26 states to market its policies compared to 2,847 agents and brokers on December 31, 1998.

On all of its products except the dental policies, BNLAC pays as commissions to agents a relatively large portion of the first year's premiums and smaller portions of subsequent premiums. For the dental policies, commissions are normally two percent higher in the first year and then level in all subsequent years. These practices are common in the industry. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

BNLAC also collects overwrite commissions on sales of vision insurance policies issued by Vision Service Plan and marketed by the BNLAC's agency force. Reinsurance

BNLAC reinsures with other insurance companies portions of the risks it underwrites on sales of life and accident and health insurance. Reinsurance enables BNLAC, as the "ceding company," to reduce the amount of its risk on any particular policy and to write policies in amounts larger than it could without such agreements.

The reinsurer receives a portion of the premium on the reinsured policies. BNLAC remains directly liable to policyholders to perform all policy obligations, and bears the contingent risk of the reinsurer's insolvency.

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

A. Life and Accident Insurance.

BNLAC reinsures its "Family Shield" accidental death life insurance policies with Business Mens Assurance Company (BMA), Kansas City, Mo., under an automatic treaty where BMA assumes liability for all risks over $25,000. Business Mens Assurance Company was rated "A" (Excellent) by AM Best Company for 1998.

All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

The following chart shows life insurance in force net of reinsurance for each of the five years ended December 31.

                                             Gross                                                         Net
                                            Insurance          Reinsurance          Reinsurance          Insurance
                                            In Force              Ceded               Assumed             In Force
                                         ----------------    -----------------    ----------------    -----------------
Life Insurance
                1999                         $31,213,000          $11,371,000          $9,986,000          $29,828,000
                1998                          34,877,000           13,684,000           9,229,000           30,422,000
                1997                          36,828,000           11,971,000           8,226,000           33,083,000
                1996                          33,796,000           11,091,000           7,252,000           29,957,000
                1995                          35,310,000           11,486,000           6,631,000           30,455,000


     Accidental Death Insurance

                1999                        $ 99,000,000         $ 93,425,000                  $0           $5,575,000
                1998                         114,000,000          107,250,000                   0            6,750,000
                1997                         119,000,000          112,250,000                   0            6,750,000
                1996                         148,000,000          139,725,000                   0            8,275,000
                1995                         180,000,000          164,426,000                   0           15,574,000

B. Group Dental Insurance.

Prior to January 1, 1995,  group dental  insurance  was  reinsured  with UniLife
Insurance Company ("UniLife") of San Antonio, Texas under a quota share reinsurance agreement whereby UniLife assumed 90% of the risk and profits on each of these policies. BNLAC received a fee for ceding 90% of the premiums and UniLife performed all the administrative functions related to these policies at no cost to BNLAC. The agreement was modified in 1995 to reduce the amount of risk ceded and to impose certain claim administration fees on BNLAC.

On November 1, 1995, the agreement was terminated and BNLAC began administering and retaining 100% on the group dental business.

The following chart shows group dental insurance premiums collected net of reinsurance for each of the five years ended December 31.

                                              Gross                                     Net
                                            Premiums             Premiums            Premiums              Ceding
       Group Dental Insurance               Collected             Ceded              Collected              Fees
       ----------------------           ----------------    -----------------    ---------------- --- ----------------

                1999                         $29,049,000                   $0         $29,049,000                   $0
                1998                          20,294,000                    0          20,294,000                    0
                1997                          10,877,000                    0          10,877,000                    0
                1996                           6,926,000                    0           6,926,000                    0
                1995                           4,159,000            1,655,000           2,504,000                    0

The following chart shows group dental insurance claims paid net of reinsurance and incurred loss ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                              Gross               Ceded                 Net               Incurred
       Group Dental Insurance              Claims Paid            Claims            Claims Paid            Loss %
       ----------------------           ----------------    -----------------    ----------------     ----------------

                1999                         $20,694,000                   $0         $20,694,000               72.4%
                1998                          14,859,000                    0          14,859,000               78.4
                1997                           7,842,000                    0           7,842,000               75.7
                1996                           4,653,000                    0           4,653,000               73.6
                1995                           2,719,000            1,211,000           1,508,000               72.5


In 1998 BNLAC began marketing a hospital indemnity policy that is reinsured on a 50% quota share basis with European Specialty (North America) Limited ("ESG"). Because ESG is not licensed in Arkansas, the reinsurance agreement requires ESG to maintain a deposit or letters of credit in a qualified institution for the benefit of BNLAC in an amount equal to BNLAC's reserve credit on the reinsured portion of the business.

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

                       Net             Net Return on
                    Investment         Mean Invested
    Year              Income              Assets
--------------    ---------------    ------------------
    1999                $755,552            6.2%
    1998                 777,937            6.6
    1997                 790,000            7.1
    1996                 757,000            6.8
    1995                 734,000            6.6

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

Competition

The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC since their profits accrue to the policyholders rather than the shareholders. In 1998 BNLAC was assigned an A. M. Best's financial performance rating of "B-"
(fair).

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

The NAIC has adopted model RBC requirements, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is designed to be used by the states as an early warning tool to identify possible weakly capitalized companies for the purpose of initiating regulatory action. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

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

Personnel

As of February 29, 2000, BNLAC had four executive officers, 41 full-time administrative personnel and 1 part-time employee. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. None of the Company's employees is presently represented by a union. BNLAC uses a third party administrator to process dental claims.

                               ITEM 2. PROPERTIES

Neither the Company, BNLE or BNLAC own any real estate.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $633 per month ($7,601 per year). The rent includes the services of a secretary that is shared with other tenants of the building.

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

The first issue determined in the case concerned the procedural issue of whether the lawsuit would be certified as a class action, with the class of plaintiffs including all Arkansas purchasers who participated in the public offerings of securities by UAC during the stated time frame. A hearing was held on the issue of whether the class would be certified on June 8, 1998, and on August 27, 1998 the Court entered a ruling certifying the class. On February 10, 2000 the Arkansas Supreme Court affirmed the class certification and held that the trial court had subject matter jurisdiction of this case. The Arkansas Supreme Court granted the Company's motion to stay the mandate while the Company appeals the class certification to the United States Supreme Court.

The certification of the class does not have any impact on the substantive issues to be litigated, including whether or not any material misrepresentations or omissions were made in the offerings in question, whether the claims are barred by the applicable statute of limitations, and other issues. If the effort to overturn the action is successful, the Company's potential liability, if any, would be limited to the named plaintiffs, Myra Jo Pearson, Paul Pearson and James Stillwell. The Company continues to believe strongly that the case is without merit.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on June 17, 1999 in Little Rock, Arkansas. At the annual meeting, the following individuals were elected to the Company's Board of Directors. The number of shares voted for each director is set forth next to his name.

Wayne E. Ahart             12,528,877           Hayden Fry            12,523,203           C. James McCormick         12,525,103

C. Donald Byrd             12,529,879           John Greig            12,524,101           Robert R. Rigler           12,523,603

Kenneth Tobey              12,528,877           Roy Keppy             12,525,103           Chris Schenkel             12,525,103

Barry N. Shamas            12,531,079           Thomas Landry         12,523,603           L.Stanley Schoelerman      12,533,083

Cecil Alexander            12,525,103           Roy Ledbetter         12,533,083           Orville Sweet              12,533,083

Richard Barclay            12,533,083           John E. Miller        12,533,083

Eugene A. Cernan           12,525,103           James A. Mullins      12,533,083

A total of 91,768 shares were voted against all directors.

The shareholders ratified the selection of Smith, Carney & Co., as the Corporation's independent auditors for the fiscal year 1999. 12,458,631 shares were voted in favor; 28,350 were voted against; and 59,404 shares abstained.

================================================================================
================================================================================
                                      II-3

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market for Stock

During 1999 the stock of the Company was traded on a workout basis. There has been a limited trading market for the Company's securities during 1999. The stock is not traded on any recognized market.

In connection with an offering of common stock and preferred stock by BNL Equity Corporation (formerly United Arkansas Corporation) organizers of the Company received 5,563,212 shares which are held in escrow. These shares were released from escrow on August 1, 1999.

Holders

As of December 31, 1999, there were 4,990 shareholders of record of the Company's common stock.

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

Transfer Agent and Registrar

Regions Bank, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources

At December 31, 1999, the Company had liquid assets of $1,419,618 in cash, money market savings accounts, and short-term certificates of deposit; all of which can readily be converted to cash.

The major components of operating cash flows are premiums, annuity deposits and investment income. In 1999, BNLAC collected approximately $30 million of premiums and annuity deposits (gross before reinsurance) and $775,148 of investment income. Other sources of cash flow are from the sale of investments which produced gains of $27,745 in 1999 and overwrite commissions of $186,393 on vision products.

The Company's investments are primarily in U.S. Government and Government Agencies ($9,795,478) and other investment grade bonds ($549,367) which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Management believes that liquid assets along with investment and premium income exceed the Company's long and short-term liquidity needs. The Company does not plan to borrow money for operations.

The Company conducts its insurance operations through its wholly owned subsidiary, BNLAC. At December 31, 1999 BNLAC had statutory capital and surplus of $4,130,351. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000, but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its license in the state of Washington due to an increased minimum capital requirement in that state of $2,400,000. Management monitors these developments to maintain compliance with the requirements of each state. For additional information, see
Note 2 to the financial statements.

Results of Operations

Premium income for 1999 was $29,730,251 compared to $21,054,713 in 1998, an increase of $8,675,538. This increase is due to the increase in group dental insurance premiums written as the Company continues to expand its market share.

Net investment income was $775,148 in 1999 and $807,342 in 1998. The decrease was due to calls on government agency bonds and the maturity of U.S. Treasury bonds with higher yields than the bonds purchased to replace them.

Realized gains were $27,745 in 1999 compared to $57,563 in 1998. The realized gains in 1999 and 1998 were due to gains on bonds sold in the normal course of the Company's investment activity.

Increases (decrease) in liability for future policy benefits were $83,703 in 1999 compared to $39,224 for the same period in 1998. The increase of $44,479 is primarily due to an increase in unearned premium on the group dental insurance.

Policy benefits and other insurance costs were $24,954,260 in 1999 compared to $18,971,791 in 1998. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. The claims ratio on dental insurance, which represents the ratio of claims incurred to premium earned, was 72.4% for 1999 compared 78.4% in 1998.

Amortization of deferred policy acquisition costs was $27,732 in 1999 and $53,778 in 1998. The decrease was the result of an adjustment to the amortization schedule in 1998 to reflect the increase in lapsed life policies.

Operating expenses were $4,390,661 in 1999 and $3,431,929 in 1998. This increase was primarily due to increases in claims administrative expense, payroll, and office rent - all of which relate to the increased volume of insurance in force, and legal expenses. Despite this increase, the amount of such expenses expressed as a percentage of premiums (on a statutory basis) declined from 14.5% in 1998 to 14.2% in 1999.

Taxes, other than on income were $869,809 for 1999 and $669,648 for 1998. The increase was due to the premium taxes on the increased insurance premiums collected.

The consolidated net operating gain for 1999 was $206,979 compared to a loss of $1,246,752 in 1998. The positive turnaround was primarily due to the decrease in the claims ratio on the group dental business. Modifications to rates and benefits of the dental policies, which were implemented prior to and during 1999, have been effective in reducing the claims ratio. The rate increases on group dental insurance has not had a negative impact on business in force or new business written. During 1999, new dental business written increased 3% and annual dental premiums in force increased from $24,778,000 at December 31, 1998 to $32,233,000 as of December 31, 1999, a 30% increase.

Accounting Developments

The Company was required to adopt SFAS # 130 "Reporting Comprehensive Income" on January 1, 1998. This rule requires the Company to report the year to date change in unrealized gains or losses on its investments as comprehensive income on the Statement of Income. Unrealized gains or losses reported in the equity section of the balance sheet have been renamed "accumulated other comprehensive income." For the year ended December 31, 1999 other comprehensive loss was $1,105,812 compared to $37,760 income for the same period in 1998. The loss in comprehensive income in 1999 was due to a rise in interest rates that substantially lowered the market value of the Company's bond portfolio. Although the bonds are marked available for sale, the Company has sufficient working capital and other sources of funds available which should not make it necessary to sell any bonds at a loss.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

None

================================================================================
                                      III-6

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                                First Became
                                                Director or
           Name                   Age         Executive Officer                         Position
----------------------------    --------    ---------------------    -----------------------------------------------

Wayne E. Ahart                    59                1984                   Chairman of the Board and Director

C. Donald Byrd                    58                1984                Vice Chairman of the Board and Director

Kenneth Tobey                     41                1994                         President and Director

Barry N. Shamas                   52                1984                 Executive Vice President, Treasurer and
                                                                                        Director

Cecil Alexander                   63                1994                                Director

Richard Barclay                   62                1994                                Director

Eugene A. Cernan                  65                1994                                Director

Hayden Fry                        70                1984                                Director

John Greig                        64                1984                                Director

Roy B. Keppy                      76                1984                                Director

Tom Landry                        74                1984                                Director

Roy Ledbetter                     69                1994                                Director

John E. Miller                    70                1994                                Director

James A. Mullins                  65                1984                                Director

C. James McCormick                74                1984                                Director

Robert R. Rigler                  76                1989                                Director

Chris Schenkel                    75                1994                                Director

L. Stan Schoelerman               74                1984                                Director

Orville Sweet                     75                1984                                Director
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

C. Don Byrd has been Vice Chairman of the Board of BNL, BNLE and BNLAC since August 1, 1994. Mr. Byrd was President and a Director of BNL and BNLAC since 1984 and 1986, respectively. Mr. Byrd was Agency Director of FSL from 1983 to 1984 and Regional Director from AIC 1981 to 1983. He was an agent and Regional Director of ITI and ITAC from 1974 to 1981.

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

Barry N. Shamas has served as Executive Vice President, Secretary and Treasurer of BNLE since 1988 and United Arkansas Life from 1990 to 1994. From 1984 and 1986, respectively, he has served as Executive Vice President and Director of BNL and BNLAC, positions he presently holds. He served in various capacities for ITI and ITAC, including Executive Vice President, Senior Vice President, Treasurer and Financial Vice President beginning in 1976 through 1987. Mr. Shamas served as Executive Vice President, Secretary/Treasurer and as Director of AIC and FSL from 1980 and 1983, respectively, until 1987. From 1978 through 1987, Mr. Shamas served as a Director and a member of the Executive Committee of LAC and LAAC.

Cecil L. Alexander is currently Vice President of Public Affairs for Arkansas Power & Light Company, where he has been employed since 1980. Prior to joining the AP&L Executive Staff, Mr. Alexander served for 16 years in the Arkansas General Assembly, and during 1975-76, was Speaker of the House of Representatives. Since 1971 Mr. Alexander has been involved in the real estate business as a partner in Heber Springs Realty. He is a past president of the Cleburne County Board of Realtors and has served on the governmental affairs committee of the Arkansas Association of Realtors. Alexander is currently on the Board of Directors of Mercantile Bank of Heber Springs, the Board of Directors of the Arkansas Tourism Development Foundation, and the Board of Directors of the Baptist Foundation.

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

Eugene A. Cernan has been President and Chairman of the Board of The Cernan Corporation, since 1981. In addition, he recently became Chairman of the Board of Johnson Engineering Corporation which provides the National Aeronautics and Space Administration (NASA) with Flight Crew Systems Development. Captain Cernan retired from the U. S. Navy in 1976 after serving 20 years as a naval aviator, 13 of which were dedicated to direct involvement with the U. S. Space Program as a NASA astronaut. Captain Cernan was the pilot on the Gemini 9 mission and the second American to walk in space; lunar module pilot of Apollo 10; and Spacecraft Commander of Apollo 17, which resulted in the distinction of being the last man to have left his footprints on the surface of the moon. In 1973, he served as a Senior United States Negotiator in discussions with the USSR on the Apollo-Soyuz Mission. Mr. Cernan served as Executive Consultant-Aerospace and Government of Digital Equipment Corporation from 1986 to 1992, and he was a Director and Vice President-International of Coral Petroleum, Inc., Houston, Texas from 1976 to 1981. Captain Cernan is presently a Director of Up With People, an international educational foundation for young men and women; United States Space Foundation; the Young Astronaut Council; Alaska Aerospace Development Corporation, Explorer's Club, International MicroSpace; and Johnson Engineering Corporation. Captain Cernan is also on the President's Engineering Committee, Purdue University and is a member of the Board of Trustees of the U.
S. Naval Aviation Museum, NFL Alumni and Major League Baseball Players Alumni. In addition, Captain Cernan has served as a consultant commentator to ABC News. He served on the Board of AIC and FSL from 1980 and 1983, respectively, to 1987.

Hayden Fry was Head Football Coach at the University of Iowa from 1979 to 1999, now retired. He was Head Football Coach at North Texas State University from 1973 to 1978 and at Southern Methodist University from 1962 to 1972. He was named Football Coach of the Year in the Big Ten (1981, 1990, 1991), the Missouri Valley Conference (1973), and the Southwest Conference (1962, 1966 and 1968). He is on the Board of Advisors of Wilson Sporting Goods (1962 to date); the Board of Trustees of Pop Warner Football (1962 to date); and the American Football Coaches Association (1983 to date) and is the 1993 President. He was President of Hawkeye Marketing Group from 1979 - 1984. He is a member of the Board of Directors of the PPI Group.

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

Thomas W. Landry was Head Coach of the Dallas Cowboys, 1960 to 1989. He was a member of the National Board of Trustees of the Fellowship of Christian Athletes. He served as a Director of Dallas Theological Seminary. He was on the Board of Directors of Continental Life Insurance Company for four years. He has served as Texas State Chairman of the American Cancer Society. Mr. Landry was an Advisory Member of the Board of Directors of Southwest Baptist Theological Seminary, Chairman of the Dallas International Sports Commission, and a member of the Board of Advisors of Alexander Proudfoot Company.

Roy E. Ledbetter presently serves as President and Chief Executive Officer of Highland Industrial Park, a division of Highland Resources, Inc. in East Camden, Arkansas. He holds a Bachelor of Science Degree in Education from Southern Arkansas University at Magnolia, a Masters Degree in Education from Henderson State University at Arkadelphia and an AMP from Harvard Business School at Boston. In 1966, Mr. Ledbetter joined Highland Resources, Inc. and coordinated organization of Southern Arkansas University Technical Branch; was promoted to Division Manager (1972), Vice President and Division Manager (1975), Senior Vice President (1980), and President in 1984. He is past President of the Camden Chamber of Commerce; was 1977 Camden Jaycees' Man of the Year; was awarded first annual Camden Area Chamber of Commerce Community Service Award in 1983; served on Education Standards Committee of the State of Arkansas; and presently serves on the Boards of East Camden and Highland Railroad, Shumaker Public Service Corporation, Merchants and Planters Bank of Camden, and First United Bancshares of El Dorado.

C. James McCormick is Chairman of the Board of McCormick, Inc., Best Way Express, Inc., and President of JAMAC Corporation, all of Vincennes, Indiana. He is also Vice Chairman of Golf Hosts, Inc. He is the owner of CJ Leasing. Mr. McCormick is Chairman of the Board of Directors and CEO of First Bancorp, Vincennes, Indiana; First Vice Chairman of Vincennes University; a Life Director of the Indiana Chamber of Commerce; and a member of the Indiana President's Organization and the Indiana Automobile Dealers Association. He is a former Chairman of the Board of the American Trucking Association. Mr. McCormick is a Past Chairman of the National Board of Trustees of The Fellowship of Christian Athletes.

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

Chris Schenkel is presently a semi-retired television sportscaster with Capitol Cities - ABC Sports. From 1964 to 1997 he was a full-time television sportscaster of ABC Sports, New York, New York. He also served as Spokesperson for Owens-Illinois, Toledo, Ohio, from 1976 to present, for whom he speaks as voice on commercials, personal appearances, conventions and shows. Mr. Schenkel served as Chairman of the Board of Directors of Counting House Bank, North Webster, Indiana from 1974-1982. He also served as a director of ITI and ITAC from 1978 to 1986 and on the Board of Haskell Indian Junior College, Lawrence, Kansas.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long Term Compensation
                                           Annual Compensation                 Awards        Payouts
            (A)                 (B)       (C)          (D)         (E)           (F)            (G)          (H)           (I)
                                                                 Other
                                                                 Annual       Restricted                                All Other
     Name and Principal                                        Compensation    Stock       Options/SARs     LTIP      Compensation
          Position             Year      Salary      Bonus $        $         Award(s) $        (#)       Payouts $         $
----------------------------- ------- ------------- ---------- ------------ --------------- ------------ ------------- ------------

Wayne E. Ahart, CEO            1999     $125,000       $0        $9,416           $0             -            $0           $0

             "                 1998     $125,000       $0        $8,605           $0             -            $0           $0

             "                 1997     $125,000       $0        $8,927           $0             -            $0           $0

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

Benefit Plans

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. On November 17, 1997 the Board of Directors authorized an additional 500,000 shares. The option period may not exceed a term of 5 years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 1999 and 1998 the Company granted 185,150 and 255,575 stock options respectively, with an exercise price of $.50 per share. At December 31, 1999, there were 750,500 options outstanding. No options were exercised in 1999 or 1998. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $600 and $1,650 in 1999 and 1998 respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include risk free interest rate of 6.0%, expected life of 3 years, expected volatility of 12% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.9 years.

In May 1997, the Board of Directors approved a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company on the open market. No stock bonus was granted in 1999 and 1998.

On January 1, 1997 the Brokers National Life Employee Pension Plan was adopted. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary, however the Company is not contributing at this time.

Indebtedness of Management

No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December
31, 1999, other than for ordinary travel and expense advances and other reimbursable expenses, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 1999:

                                                                         Amount and Nature of
  Title of Class             Name and Address of Beneficial Owner        Beneficial Ownership         Percent of Class as of
                                                                                  (1)                   December 31, 1999
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


Security Ownership of Management

The following table sets forth, as of December 31, 1999 certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:


                                                                    Amount and Nature of        Percent of Class as of
Title of Class                  Name of Beneficial Owner            Beneficial Ownership(1)     December 31, 1999
-----------------------    -----------------------------------    -------------------------    ---------------------------

     Common Stock          Wayne E. Ahart                               4,845,505(2)                     20.91%

          "                Barry N. Shamas                              2,801,816(4)                     12.09%

          "                C. Donald Byrd                               1,452,719(3)                      6.27%

          "                Kenneth Tobey                                  761,762                         3.29%

          "                Cecil Alexander                                 37,088                          .16%

          "                Richard Barclay                                 46,088                          .20%

          "                Eugene A. Cernan                                37,088                          .16%

          "                Hayden Fry                                      69,047                          .30%

          "                John Greig                                      50,102                          .22%

          "                Roy Keppy                                       51,001                          .22%

          "                Tom Landry                                      87,088                          .38%

          "                Roy Ledbetter                                   37,088                          .16%

          "                John E. Miller                                  46,088                          .20%

          "                C. James McCormick                             137,084(5)                       .59%

          "                James A. Mullins                                50,000                          .22%

          "                Robert R. Rigler                                 3,295                          .01%

          "                Chris Schenkel                                  37,088                          .16%

          "                L. Stanley                                      50,000                          .22%
                           Schoelerman

          "                Orville Sweet                                   50,000                          .22%

          "                All executive officers and
                           directors as a group (19 persons)           10,649,947                        45.96%
----------------------- -- -----------------------------------

(1) To the Company's knowledge, all shares are beneficially owned by the persons named, except as otherwise indicated hold the sole voting and investment power.

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

(5) Includes 10,000 shares held in the name of C. James McCormick and 90,000 shares divided equally among and held in the names of Mr. McCormick's four children.

             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

================================================================================
                                      IV-4

                                     PART IV

 ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The information required by this section is set forth on page E-2 of this Report and is incorporated herein by reference.

     2.  Financial Statement Schedules Included in item 14(a)

                                                                Page Number Form
                                                                    10-KSB
                                                                ----------------

Report of Independent Accountants on Financial Statement Schedule     E-14


     3.  Exhibits

    No.                                Description                                          Page or Method of Filing
-------------    --------------------------------------------------------    ------------------------------------------------------
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

    4.2          Articles of Incorporation of BNL Financial                  Incorporated by reference to Exhibits 4.2 of the
                 Corporation, dated January 27, 1984 and Amendment to        Company's Annual Report on Form 10-KSB for the period
                 Articles of Incorporation on BNL Financial                  ending December 31, 1998.
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

    10.3         Office lease assumption and assignment agreement dated      Incorporated by reference to Exhibits 10.9 of the
                 September 1, 1998, between Brokers National Life            Company's Annual Report on Form 10-KSB for the period
                 Assurance Company and Walgreen Company and Charles H.       ending December 31, 1998.
                 Morrison for premises in Austin.

    10.4         Sublease dated January 20, 1999 between Brokers             Incorporated by reference to Exhibits 10.10 of the
                 National Life Assurance Company and PRG, Inc.               Company's Annual Report on Form 10-KSB for the period
                                                                             ending December 31, 1998.

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

     16          Letter Re Change in Certifying Accountant.                  Filed with Form 8-K dated September 14, 1995.

     22          Subsidiaries of Registrant.                                 Filed herewith.



(b) Reports on Form 8-K

The Company did not file reports on Form 8-K for the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2000.

                                          BNL FINANCIAL CORPORATION

                                          /S/ Wayne E. Ahart
                                          --------------------------
                                      By: Wayne E. Ahart, Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signature                       Title                                  Date

             /S/ Wayne E. Ahart      Chairman of the Board, Director                    3/30/00
             ------------------

             /S/ C. Donald Byrd       Vice Chairman of the Board and Director           3/14/00
             ------------------


             /S/ Kenneth Tobey        President and Director                            3/14/00
             -----------------


             /S/ Barry N. Shamas       Executive V.P., Treasurer and Director           3/30/00
             -------------------


             /S/ Hayden Fry            Director                                         3/30/00
             ----------------


             /S/ Roy Keppy             Director                                         3/7/00
             ---------------


            /S/ C. James McCormick     Director                                         3/7/00
            ----------------------


            /S/ James A. Mullins       Director                                         3/8/00
            --------------------


            /S/ Robert R. Rigler       Director                                         3/12/00
            --------------------


            /S/ Stanley Schoelerman    Director                                         3/20/00
            -----------------------


             /S/ Orville Sweet         Director                                         3/06/00
             ------------------


            /S/ Cecil Alexander        Director                                         3/05/00
            -------------------


            /S/ Richard Barclay        Director                                         3/08/00
            -------------------


            /S/ Eugene A. Cernan       Director                                         3/07/00
            --------------------


             /S/ Roy Ledbetter         Director                                         3/05/00
             -----------------


             /S/ John E. Miller        Director                                         3/08/00
             ------------------


             /S/ Chris Schenkel        Director                                         3/08/00
             ------------------

BNL Financial Corporation - 1998 Form 10-KSB

================================================================================
================================================================================
                                       E-1

                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 14 (a) AND 14 (d)



                              FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED DECEMBER 31, 1999



                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES

                                DES MOINES, IOWA

-------------------------------------------------------------------------------









                     Financial Statements Required by Item 8

                                                                                                        Page Number of 1999
                                                                                                            Form 10-KSB

                                                                                                      -------------------------

Consolidated Balance Sheet, December 31, 1999 and 1998                                                          E-2

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31,                  E-3
1999 and 1998

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1999                 E-4
and 1998

Consolidated Statement of Cash Flows for the years ended December 31, 1999 and 1998                             E-5

Notes to Consolidated Financial Statements                                                                      E-6

Report of Independent Accountants on Financial Statements                                                       E-14



===============================================================================


-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------------

  ASSETS

                                                                      December 31,           December 31,
                                                                          1999                   1998
                                                                  ------------------     ------------------
Cash and cash equivalents                                               $ 1,419,619            $ 2,426,963
Investments available for sale, at fair value (amortized cost
  $11,144,220;  9,692,368;  respectively )                               10,344,845             10,006,208
Investment in equity securities, common stock
   at market  (cost $108,123)                                                 3,312                  2,573
                                                                  ------------------     ------------------
               Total Investments, Including Cash and

                     Cash Equivalents                                    11,767,776             12,435,744

Accrued investment income                                                   193,337                195,652
Furniture and equipment, net                                                438,147                325,717
Deferred policy acquisition costs                                           352,186                379,917
Premium and policy loans                                                    135,680                132,050
Receivable from reinsurer                                                    40,051                 33,531
Premiums due and unpaid                                                     760,941                611,786
Other assets                                                                261,282                213,379
                                                                  ------------------     ------------------

               Total Assets                                             $13,949,400            $14,327,776
                                                                  ==================     ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Liabilities for future policy benefits                               $ 1,488,857            $ 1,398,633
   Policy claims payable                                                  2,729,175              2,508,175
   Annuity deposits                                                       2,982,839              3,259,195
   Deferred annuity profits                                                 500,000                521,212
   Premium deposit funds                                                    118,703                114,841
   Supplementary contracts without life contingencies                       105,120                129,944
   Advanced and unallocated premium                                         714,482                352,999
   Commissions payable                                                      410,903                310,303
   Other liabilities                                                        594,187                528,507
                                                                  ------------------     ------------------

               Total Liabilities                                          9,644,266              9,123,809
                                                                  ------------------     ------------------

Commitments and contingencies (Note 6)

Shareholders' Equity:

   Common stock, $.02 stated value, 45,000,000 shares
      Authorized; 23,311,944 shares issued and outstanding                  466,239                466,239
   Additional paid-in capital                                            14,308,230             14,308,230
   Accumulated other comprehensive income (loss)                          (897,523)                208,289
   Accumulated deficit                                                  (9,507,707)            (9,714,686)
   Treasury stock, at cost, 138,795 shares                                 (64,105)               (64,105)
                                                                  ------------------     ------------------

               Total Shareholders' Equity                                 4,305,134              5,203,967
                                                                  ------------------     ------------------

               Total Liabilities and Shareholders' Equity               $13,949,400            $14,327,776
                                                                  ==================     ==================

----------------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the consolidated financial statements.

                                       E-2

-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Year Ended December 31,
                                                                            -----------------------------------------
                                                                                    1999                   1998
                                                                             ------------------    ------------------
Income:

   Premium income                                                                  $29,730,251            $21,054,713
   Net investment income                                                               775,148                807,342
   Realized gains                                                                       27,745                 57,563
                                                                             ------------------    -------------------

               Total Income                                                         30,533,144             21,919,618
                                                                             ------------------    -------------------

Expenses:

   Increase in liability for future policy benefits                                     83,703                 39,224
   Policy benefits and other insurance costs                                        24,954,260             18,971,791
   Amortization of deferred policy acquisition costs                                    27,732                 53,778
   Operating expenses                                                                4,390,661              3,431,929
   Taxes, other than on income                                                         869,809                669,648
                                                                             ------------------    -------------------

                Total Expenses                                                      30,326,165             23,166,370
                                                                             ------------------    -------------------

                Income (Loss) from Operations before
                     Income Taxes                                                      206,979            (1,246,752)

   Provision for income taxes                                                             -                      -
                                                                             ------------------    -------------------

               Net Income (Loss)                                                      $206,979           ($1,246,752)
                                                                             ==================    ===================

Net income (loss) per common share (basic and diluted)                                   $0.01                $(0.05)
                                                                             ==================    ===================

Weighted average number of fully
    paid common shares                                                              23,311,944             23,311,944
                                                                             ==================    ===================

Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising
             during period                                                        $(1,078,067)              $  95,323
       Reclassification adjustment for loss included
           in net income                                                              (27,745)               (57,563)
                                                                             ------------------    -------------------

                Other comprehensive income (loss)                                  (1,105,812)                 37,760
                                                                             ------------------    -------------------

                Comprehensive Loss                                                  ($898,833)           ($1,208,992)
                                                                             ==================    ===================


----------------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the consolidated financial statements.

                                       E-3

-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                        Accumulated
                                         Common Stock               Additional                             Other
                              -------------------------------        Paid-In           Accumulated      Comprehensive      Treasury
                                  Shares            Amount           Capital             Deficit            Income          Stock
                              --------------    -------------    ---------------    ----------------     ------------    ----------
Balance, January 1, 1998         23,311,944         $466,239        $14,308,230         $(8,467,934)        $170,530      $(64,105)

Accumulated other
     comprehensive income           -                   -                 -                   -               37,759           -
Net loss                            -                   -                 -              (1,246,752)             -             -
                              --------------    -------------     --------------    -----------------    -------------- ------------

Balance, December 31, 1998       23,311,944         $466,239        $14,308,230         ($9,714,686)        $208,289      ($64,105)
                              ==============    =============     ==============    =================    ============== ============

Accumulated other
     comprehensive loss            -                    -                 -                   -           (1,105,812)          -
Net income                         -                    -                 -                 206,979              -             -

                              --------------    -------------     --------------    -----------------    --------------  -----------

Balance, December 31, 1998       23,311,944         $466,239        $14,308,230         ($9,507,707)        $(897,523)     ($64,105)
                              ==============    =============     ==============    =================    ==============  ===========

























-----------------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the consolidated financial statements.

                                       E-4

-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                         ----------------------------------
                                                                                                1999               1998
                                                                                         ---------------    ---------------
Cash flows from operating activities:

     Net income (loss)                                                                          $ 206,979       ($1,246,752)
     Adjustments to reconcile net loss to net cash
        Used in operating activities:
            Realized gains on investments                                                        (28,399)           (57,563)
            Realized loss on sale of furniture and equipment                                          654                 -
            Depreciation                                                                          133,364             96,670
            Amortization of deferred acquisition costs,
               Organization costs and state licenses acquired                                      30,841              3,109
            Accretion of bond discount                                                                285            (3,647)
        Change in assets and liabilities:
             Increase in accrued investment income                                                  2,315             29,390
             Increase in receivable from reinsurer                                                (6,520)            (6,854)
             Increase in premiums due and unpaid                                                (149,155)          (255,993)
             Increase in liability for future policy benefits                                      90,224             46,078
             Increase in policy claims payable                                                    221,000          1,139,545
             Decrease  in annuity deposits and deferred profits                                 (297,568)          (171,654)
             Increase (decrease) in premium deposit funds                                           3,862           (12,856)
             Increase in advanced and unallocated premium                                         361,483             24,185
             Increase in commissions payable                                                      100,599            125,626
             Other, decrease                                                                       11,029            215,667
                                                                                           ---------------    ---------------

                    Net Cash Provided by (Used In) Operating Activities                           680,993           (75,049)
                                                                                           ---------------    ---------------

Cash flows from investing activities:

     Proceeds from sales of investments                                                           420,000            249,000
     Proceeds from maturity or redemption of investments                                        2,562,937         10,427,683
     Proceeds from sale of furniture and equipment                                                  4,000                 -
     Purchase of furniture and equipment                                                        (250,449)          (163,012)
     Purchase of fixed maturity securities                                                    (4,400,000)        (8,800,110)
                                                                                           ---------------    ---------------

                     Net Cash Provided By (Used In) Investing Activities                      (1,663,512)          1,713,561
                                                                                           ---------------    ---------------

Cash flows from financing activities:

     Net receipts (payments)
                  on supplementary contracts                                                     (24,825)             73,912
                                                                                           ---------------    ---------------

                      Net Cash Provided By (Used In) Financing Activities                        (24,825)             73,912
                                                                                           ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                          (1,007,344)          1,712,424

Cash and cash equivalents, beginning of period                                                  2,426,963            714,539
                                                                                           ---------------    ---------------

Cash and cash equivalents, end of period                                                       $1,419,619         $2,426,963
                                                                                           ===============    ===============





-----------------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the consolidated financial statements.

                                       E-5

-----------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


1.  Summary of Significant Accounting Policies:
    ------------------------------------------

The consolidated financial statements include the accounts of BNL Financial Corporation and its wholly owned subsidiaries, BNL Equity Corporation, Brokers National Life Assurance Company (BNLAC), BNL Brokerage Corporation and Consumers Protective Association, Inc. All significant intercompany balances have been eliminated.

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

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The Company's plan is to utilize dental insurance to attract agents who will market other BNLAC products along with dental. The significant premium growth is primarily due to an increase in sales of dental insurance for which the maximum annual risk per policy is $2,000. See Note 10. The Company is licensed to sell in 26 states as of December 31, 1999. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

Premiums from accident and health insurance are reported as earned when due since these policies are short duration contracts.

Benefits and expenses are associated with earned premiums so as to result in recognition over the life of the policy. Such recognition is accomplished by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

Costs of acquiring new business and certain expenses of policy issuance and underwriting have been deferred. These deferred policy acquisition costs are being amortized over the premium-paying period of the policies (maximum of 30 years) in proportion to the ratio of annual premium revenue to total premium revenue anticipated. As described in Note 11, lapse rate assumptions were revised to reflect actual experience and reduce the deferred acquisition costs to correspond to remaining active policies.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which were revised as described in Note 11 to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 5.5% to 6.75% during 1999 and 1998.

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

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities and US Treasury Bills. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flow disclosures, there have been no material federal income taxes or interest paid for 1999 or 1998.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $560,184 and $473,767 at December 31, 1999 and 1998, respectively. Depreciation expense was $133,364 and $96,670 for the years ended December 31, 1999 and 1998, respectively.

    ------------------------------------------------------

Other assets include agents' balances of $57,808 and $47,816 at December 31, 1999 and 1998, respectively, after reduction for allowance of doubtful accounts. Reductions in the allowance account were a credit to bad debt expense recorded in operations of ($9,000) and ($13,389) for the years ended December 31, 1999 and 1998, respectively.

Other assets also include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition. Such licenses are amortized over the related estimated life of the license (40 years) using the straight-line method. Amortization expense of approximately $3,109 was recorded for each of the years ended December 31, 1999 and 1998.

The Company accounts for the 1994 brokers and agents stock option plan using the fair value method as required by SFAS # 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See Note 9.

Net gain (loss) per share is based on net loss divided by the weighted average number of fully paid shares.

Effective January 1, 1998, the Company adopted Statement of Accounting Standards #130, "Reporting Comprehensive Income". Under SFAS # 130, enterprises that provide a full set of financial statements that report financial position, results of operations, and cash flows should report comprehensive income in addition to net income on the Statement of Operations.

2.  Shareholders' Equity:
    --------------------

At December 31, 1999 and 1998, shareholders' equity includes approximately $3,876,000 and $4,630,000 respectively, of BNLAC net assets, substantially all of which are restricted from distribution to the parent company without the prior approval of the Arkansas Insurance Department.

BNLAC reports to state regulatory authorities on a statutory accounting basis that differs from the basis used herein. Due to an Arkansas regulatory requirement associated with the redomestication in 1994, BNLAC must maintain a minimum of $2,300,000 in capital and surplus. Additionally, each state in which BNLAC is licensed has statutory minimum capital requirements required for maintaining its license to sell. Minimum capital and surplus requirements vary from $300,000 to as much as $3,000,000 in the states in which BNLAC is licensed. The two states with the greatest capital and surplus requirements accounted for less than one percent of gross income in 1999. The ability of the Company to continue its premium growth and to continue marketing its products in its current market areas is dependent on management's efforts to maintain adequate capital and surplus.

The states periodically increase minimum capital requirements, often allowing companies with existing Certificates of Authority to continue doing business in the state under the previous existing requirements (grandfathering). States in which BNLAC is licensed to do business have increased minimum requirements to as much as $5,000,000. Management actively monitors these developments to maintain compliance with the requirements of each state. In February 1999, the Company was notified that the State of Washington had increased its paid-in capital requirements from $1,200,000 to $2,400,000. Insurance sales in Washington were less than 1% of total premium and management believes that it was not in the Company's best interest to invest additional surplus funds at this time. Therefore, the Company voluntarily withdrew its Certificate of Authority from the State of Washington.

Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                            December 31,
                              -----------------------------------------
                                    1999                  1998
                                    ----                  ----

Capital and surplus             $4,130,351             $3,995,706
                                ==========             ==========

Net income (loss)                 $335,458             ($999,128)
                                  ========             ==========

The following is a reconciliation of consolidated net loss and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net loss and capital and surplus on a statutory basis:

-------------------------------------------------------------------------------

                                                          December 31, 1999                           December 31, 1998
                                                 --------------------------------------     --------------------------------------
                                                 Income/Loss        Capital and Surplus     Income/Loss        Capital and Surplus
                                                 ---------------  ---------------------     --------------   ----------------------

Consolidated Reporting Under
  Generally Accepted Accounting Principles             $206,979              $4,305,135       ($1,246,752)              $5,203,966
Attributable to  Parent Company and BNL Equity          128,529                 428,703            355,625                 573,992
                                              -----------------  ----------------------  -----------------  ----------------------

Brokers National Life Assurance Company                 335,508               3,876,432          (891,127)               4,629,974
                                              -----------------  ----------------------  -----------------  ----------------------
Deferred Acquisition Costs                              $27,732              $(352,185)            $53,778              $(379,917)
Reserve and Premium Adjustments                           (121)                 154,507           (27,103)                 158,229
Interest Maintenance Reserve/AVR                        (3,829)               (388,472)           (32,547)               (379,454)
Unrealized Appreciation (Depreciation)
    of Securities                                           -                   785,038               -                  (307,667)
Annuity Deposits and Related Adjustments               (21,209)                 499,999          (150,845)                 521,211
Other                                                   (2,623)               (444,968)             48,716               (246,670)
                                              -----------------  ----------------------  -----------------  ----------------------

   BNLAC Statutory Basis                               $335,458              $4,130,351         ($999,128)              $3,995,706
                                              =================  ======================  =================  ======================

3.  Income Taxes:
    ------------

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which prescribes the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities. Changes in future tax rates will result in immediate adjustments to deferred taxes.

The total net operating loss carryovers at December 31, 1999 were approximately $9,700,000 for income tax reporting. The net operating loss carryovers expire in years 2000 - 2012. The Company and its Subsidiaries will file separate income tax returns for 1999.

A deferred tax asset of $3,500,000 resulted from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The Company has recognized a corresponding valuation allowance of $3,500,000 against the deferred tax asset. This represents a net decrease of $70,000 in the deferred tax asset for 1999 and corresponding valuation allowance over the previous year. The Company recognized no current or deferred tax expense or benefit.

4.  Investments:
    -----------

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

                                                                                Gross            Gross
                                                                             Unrealized        Unrealized       Estimated
December 31, 1999                                       Amortized Cost          Gains            Losses        Market Value
-----------------                                       ---------------    --------------    -------------    --------------

US Treasury securities and obligations of
   US government corporations and agencies                 $10,524,992          $ 88,021       ($828,099)        $9,784,914
Obligations of states and political subdivisions               297,871           -               (19,051)           278,820
Corporate securities                                           211,000           -               (25,003)           185,997
Mortgage-backed  securities
   GNMA                                                         10,257               307          -                  10,564
Public utility bonds                                           100,000           -               (15,450)            84,550
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $11,144,120          $ 88,328       ($887,603)       $10,344,845
                                                        ===============    ==============    =============    ==============


4. Investments (continued):
   ------------------------

                                                                                                                   Gross
                                                                             Unrealized        Unrealized       Estimated
December 31, 1998                                        Amortized Cost         Gains            Losses        Market Value
-----------------                                       ---------------    --------------    -------------    --------------

US Treasury securities and obligations of
   US government corporations and agencies                  $8,870,176          $309,243        ($22,104)        $9,157,315
Obligations of states and political subdivisions               297,725            15,835          -                 313,560
Corporate securities                                           310,841             7,859          (1,055)           317,645
Mortgage-backed  securities
   GNMA                                                         14,257               321          -                  14,578
Public utility bonds                                           199,369             4,141            (400)           203,110
                                                        ---------------    --------------    -------------    --------------

Totals                                                      $9,692,368          $337,399        ($23,559)       $10,006,208
                                                        ===============    ==============    =============    ==============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

                                                      December 31, 1999
                                              ----------------------------------
                                                                     Estimated
                                               Amortized Cost      Market Value
                                             ---------------    ---------------

Due in one year or less                            $ 149,911          $ 150,150
Due after one year through five years              1,029,383            992,203
Due after five years through ten years             2,097,103          1,932,760
Due after ten years                                7,857,466          7,259,168
                                             ---------------    ---------------
                                                  11,133,863         10,334,281
Mortgage-backed securities                            10,257             10,564
                                             ---------------    ---------------

                                                 $11,144,120        $10,344,845
                                             ===============    ===============

Proceeds from sales and maturities of investments in fixed maturity securities for the years ended December 31, 1999 and 1998 were $2,982,927 and $10,676,683, respectively. Gross gains of $28,119 and $57,618 and gross losses of $374 and $55 were realized on those December 31, 1999 and 1998 sales, respectively.

Investment in equity securities at December 31, 1999 and 1998 represents common stock investments as follows:

                                     1999                       1998
                                     ----                       ----

                                Cost     Market Value     Cost      Market Value
                             -------    -------------  ---------   -------------

Banks, trusts and
     Insurance companies     $2 ,423          $2,062     $2,423             $813
Industrial, savings
     And loans and other     105,700           1,250    105,700            1,760
                             --------    -----------   ----------  -------------

                            $108,123          $3,312   $108,123           $2,573
                            =========    ===========   ==========  =============

   ------------------------

Net investment income for the years ended December 31, 1999 and 1998 is as follows:

                                                          December 31,
                                                -------------------------------
                                                     1999             1998
                                                 -------------    -------------

Interest on debt securities and
     cash investments                                $792,116         $827,902
Dividends on equity securities                        -                -
                                                 -------------    -------------

                                                      792,116          827,902
Investment expenses                                  (16,968)         (20,560)
                                                 -------------    -------------

Net investment income                                $775,148         $807,342
                                                 =============    =============


Net realized gains and losses are summarized below:

                                                           December 31,
                                                 ------------------------------
                                                     1999             1998
                                                 -------------    -------------

Debt securities                                       $27,745          $57,563
Equity securities                                         -                -
                                                 -------------    -------------

                                                      $27,745          $57,563
                                                 =============    =============


Included in 1999 and 1998 realized gains on debt securities is $2,968 and $1,815, respectively, of gains on taxable municipal bonds that were written down in 1991 to 25% of par value ($700,000) for a total realized loss of $522,282. The taxable municipal bonds were of three issuers whereby the proceeds of the securities were invested in guaranteed investment contracts (GICs) of Executive Life Insurance Company (Executive Life). Executive Life was placed under rehabilitation by the California regulators in 1991. In 1993, a rehabilitation plan was approved and each year thereafter the Company has received a portion of the principal in excess of the book value and back interest on the bonds. As of December 31, 1999 the Company has received a total of $751,863 from the rehabilitation plan.

5.  Fair Value of Financial Instruments
    -----------------------------------

                                                                      1999                                     1998
                                                        ---------------- ----------------        ---------------- ----------------
                                                           Carrying           Fair                  Carrying           Fair
Assets                                                      Amount            Value                  Amount            Value
------                                                  ---------------- ----------------        ---------------- ----------------

Cash and Cash Equivalents
       (Note 1)                                             $ 1,419,619      $ 1,419,619    (a)      $ 2,426,963      $ 2,426,963(a)
Investments-fixed maturity, available for sale
       (Note 4 & Note 1)                                     10,344,845       10,344,845    (b)       10,006,208       10,006,208(b)
Investments -equity securities
       (Note 4 & Note 1)                                          3,313            3,313    (b)            2,573            2,573(b)
Other financial instruments-Assets                              329,018          329,018    (a)          327,702          327,702(a)
                                                        ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                          $12,096,795      $12,096,795             $12,763,446      $12,763,446
                                                        ================ ================        ================ ================




5.  Fair Value of Financial Instruments (continued):
    ------------------------------------------------
                                                                      1999                                     1998
                                                        ---------------- ----------------        ---------------- ----------------
                                                           Carrying           Fair                  Carrying           Fair
Liabilities                                                 Amount            Value                  Amount            Value
-----------                                             ---------------- ----------------        ---------------- ----------------

Premium deposit funds                                         $ 118,703        $ 118,703    (a)        $ 114,841        $ 114,841(a)
Supplementary contracts without life contingencies
       (Note 1)                                                 105,120          105,120    (a)          129,944          129,944(a)
Annuity deposits
       (Note 1)                                               2,982,839        2,982,839    (a)        3,259,195        3,259,195(a)
                                                        ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                      $3,206,662       $3,206,662              $3,503,980       $3,503,980
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

6.  Commitments and Contingencies:
    -----------------------------

     The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending class action lawsuit alleging violation of the Arkansas Securities Act. Subsequent to year end the Arkansas Supreme Court affirmed certification of the class. The Company plans to appeal that ruling to the United States Supreme Court. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result have been made in the financial statements. The Company has expended a substantial amount to date in legal expenses. Future litigation costs are not estimable at this time. In the opinion of management, the existing litigation is without merit and the Company intends to seek sanctions against appropriate parties to the extent permitted by law.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:

                                         2000                         $170,000
                                         2001                          160,000
                                         2002                          153,000
                                         2003                          143,000
                                         Thereafter                    213,000
                                                                --------------

                                         Total                        $839,000
                                                                ==============

Related lease cost incurred for the years ended December 31, 1999 and 1998 was $197,175 and $146,917, respectively.

The Company's wholly owned insurance subsidiary might be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Cash deposits in excess of federally insured limits are approximately $860,665 at December 31, 1999.

For information regarding minimum capital requirements to maintain a license to sell in various states, see Note 2.

7. Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.

                                         1999                     1998
                                   --------------           --------------
Balance at January 1                 $2,508,175               $1,368,630
   Less reinsurance recoverable           --                       --
                                   --------------           --------------
Net Balance at January 1              2,508,175                1,368,630
                                   --------------           --------------

   ----------------------------------------
                                         1999                     1998
                                  --------------           --------------
Incurred related to:
   Current year                     $20,829,383              $16,120,733
   Prior years                          113,360                 (42,064)
                                  --------------           --------------
Total Incurred                       20,942,743               16,078,669
                                  --------------           --------------

Paid related to:
   Current year                      18,100,208               13,640,558
   Prior years                        2,621,535                1,298,566
                                  --------------           --------------
Total Paid                           20,721,743               14,939,124
                                  --------------           --------------

Net Balance at December 31            2,729,175                2,508,175
   Plus reinsurance recoverable            -                        -
                                  --------------           --------------
Balance at December 31               $2,729,175               $2,508,175
                                  ==============           ==============

8.  Reinsurance:
    -----------

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

The Company retains a maximum of $35,000 on any one risk for its life insurance policies and reinsures the remainder with Business Mens Assurance Company. The rating by A.M. Best Company of Business Mens Assurance Company, the primary life reinsurer, was "A" (Excellent) for 1998.

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

Following is a summary of reinsurance for December 31, 1999 and 1998:


December 31, 1999                                                Ceded To         Assumed                            Percentage Of
-----------------                                                Other           From Other                              Amount
                                            Gross Amount        Companies        Companies          Net Amounts      Assumed to Net
                                           ---------------    -------------    --------------     --------------     -------------
Life Insurance in force  (in thousands)         $  31,213         $ 11,371           $ 9,986          $  29,828         33.5%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 323,302          $60,155          $ 28,617          $ 291,764          9.8%
Premiums-accident and health                   29,155,507           36,057            99,146         29,218,596          0.3%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $29,478,809          $96,212         $ 127,763        $29,510,360          0.4%
                                           ===============    =============    ==============     ==============     =============

December 31, 1998

Life Insurance in force  (in thousands)         $  34,877         $ 13,684           $ 9,229          $  30,422         30.3%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 350,829         $ 61,432          $ 25,654          $ 315,051          8.0%
Premiums-accident and health                   20,507,123           29,133           -               20,477,990           -
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $20,857,952         $ 90,565          $ 25,654        $20,793,041          0.1%
                                           ===============    =============    ==============     ==============     =============

9.  Benefit Plans for Certain Brokers/Agents and Employees
    ------------------------------------------------------
In 1994, the Board of Directors and shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. On November 17, 1997, the Board of Directors authorized an additional 500,000 shares. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 1999 and 1998 the Company granted 185,150 and 255,575 stock options, respectively, with an exercise price of $.50 per share. There were 750,500 stock options outstanding at December 31, 1999. No options have been exercised since inception of the plan. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $600 and $1,650 in 1999 and 1998, respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include a risk free interest rate of 6.0%, expected life of 3.0 years, expected volatility of 12% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.9 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The Company has a stock bonus plan for the benefit of certain officers of the Corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company on the open market. No stock bonus was granted in 1999 or 1998.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary and the Company did not contribute in 1999 or 1998.

10.  Concentrations
     --------------
The majority of the Company's premium income growth and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1.

11.  Change in Accounting Estimate
     -----------------------------
Actuarial estimates relating to the amortization of deferred acquisition costs and deferred liability reserves associated with an annuity product were revised in 1998 after it was determined that lapse rate assumptions used to compute these deferrals were significantly different from actual lapse rates. The cumulative effect of this change in estimate was recorded in 1998 as a $72,104 net increase to current year income as is required by generally accepted accounting principles. Of this current adjustment, $68,951 of the amount was attributable to prior years.

12.  Subsequent Events
     -----------------
No events have occurred subsequent to the close of the books on December 31, 1999, which have a material effect on the financial condition of the Company.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS

 -------------------------------------------------------------------------------

To the Board of Directors and Shareholders
BNL Financial Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of BNL Financial Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related Consolidated Statements of Operations and Comprehensive Income, Changes in
Shareholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c
February 12, 2000