Form 10QSB
period 2000-03-31
BNL FINANCIAL CORP
filed 2000-05-12
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

Yes __X__ No____

As of March 31, 2000, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

                                                    Part I. Financial Information

Item 1.  Financial Statements

                                              BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET


                                                                                                                   December 31,
                            ASSETS                                                March 31, 2000                       1999
                                                                                    (Unaudited)                     (Audited)
                                                                              ------------------------         ---------------------
Investments:
   Investments available for sale, at fair value                                          $10,691,044                   $10,344,845
   Equity securities, common stock                                                              2,625                         3,313
   Cash and cash equivalents                                                                1,786,500                     1,419,618
                                                                              ------------------------         ---------------------

                 Total Investments                                                         12,480,169                    11,767,776
Accrued investment income                                                                     235,174                       193,337
Furniture and equipment                                                                       425,283                       438,147
Deferred policy acquisition costs                                                             332,942                       352,186
Receivable from reinsurer                                                                      40,051                        40,051
Premiums due and unpaid                                                                       768,879                       760,941
Other assets                                                                                  377,723                       396,962
                                                                              ------------------------         ---------------------

                      TOTAL ASSETS                                                        $14,660,220                   $13,949,400
                                                                              ========================         =====================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits                                                    $1,450,729                    $1,488,857
   Policy claims payable                                                                    3,003,175                     2,729,175
   Premium deposit fund                                                                       109,201                       118,703
   Annuity deposits                                                                         2,909,581                     2,982,839
   Deferred annuity profits                                                                   496,417                       500,000
   Supplementary contracts without
       life contingencies                                                                      99,035                       105,120
   Advanced and unallocated premium                                                           759,353                       714,482
   Commissions payable                                                                        503,191                       410,903
   Other liabilities                                                                          457,587                       594,187
                                                                              ------------------------         ---------------------

                 Total liabilities                                                          9,788,269                     9,644,266
                                                                              ------------------------         ---------------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                               466,239                       466,239
   Additional paid-in capital                                                              14,308,230                    14,308,230
   Accumulated other comprehensive income                                                    (701,357)                     (897,523)
   Treasury stock                                                                             (64,105)                      (64,105)
   Accumulated deficit                                                                     (9,137,056)                   (9,507,707)
                                                                              ------------------------         ---------------------

           Total shareholders' equity                                                       4,871,951                     4,305,134
                                                                              ------------------------         ---------------------

           TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                                       $14,660,220                   $13,949,400
                                                                              ========================         =====================

                                           (See Accompanying Notes and Accountants' Report)





                                           BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF INCOME AND
                                                      COMPREHENSIVE INCOME





                                                                                                       Period Ended
                                                                                                         March 31
                                                                                          ----------------------------------------
                                                                                                2000                  1999
                                                                                            (Unaudited)           (Unaudited)
                                                                                          -----------------    -------------------

REVENUES:
   Premium income                                                                               $8,701,580             $6,738,162
   Investment income                                                                               202,056                175,053
   Realized gains on investments                                                                     1,220                     79
                                                                                          -----------------    -------------------

    Total income                                                                                 8,904,857              6,913,294
                                                                                          -----------------    -------------------


EXPENSES:
   Policy benefits and other insurance costs                                                     6,874,884              5,817,957
   Increase in liability for future policy benefits                                                (38,128)               (16,834)
   Amortization of deferred policy acquisition costs                                                19,244                  8,977
   Operating expenses                                                                            1,399,306                925,923
   Taxes, other than on income                                                                     278,900                214,021
                                                                                          -----------------    -------------------

    Total expenses                                                                               8,534,206              6,950,044
                                                                                          -----------------    -------------------

    OPERATING INCOME (LOSS)                                                                        370,651                (36,750)

Provision for income taxes                                                                               0                      0
                                                                                          -----------------    -------------------

    NET INCOME (LOSS)                                                                             $370,651               ($36,750)
                                                                                          =================    ===================

   Net income (loss) per share                                                                       $0.02                 ($0.00)
                                                                                          =================    ===================

    Weighted average number of shares                                                           23,311,944             23,311,944
                                                                                          =================    ===================

   Other comprehensive income, net of tax:
       Unrealized gains on securities:
            Unrealized holding gains (loss) arising
                during period                                                                     $197,386               ($86,881)
            Reclassification adjustment for
                gains included in net income                                                        (1,220)                   (79)
                                                                                          -----------------    -------------------

     Other comprehensive income (loss)                                                             196,166                (86,960)
                                                                                          -----------------    -------------------

        COMPREHENSIVE INCOME (LOSS)                                                               $566,817              ($123,710)
                                                                                          =================    ===================

                                        (See Accompanying Notes and Accountants' Reports)





                                            BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Three Months                  Three Months
                                                                                        Ended                         Ended
                                                                                      03/31/2000                    03/31/1999
Cash flows from operating activities:                                                (Unaudited)                   (Unaudited)
                                                                                 ---------------------         ---------------------

Net income (loss)                                                                            $370,651                      ($36,750)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
 Realized loss on investments                                                                  (1,220)                         (733)
 Realized gain on sale of furniture and equipment                                                   0                           654
 Depreciation                                                                                  29,708                        34,772
 Amortization of deferred acquisition
    costs and state licenses acquired                                                          20,021                         9,754
 Accretion of bond discount                                                                       (89)                         (402)

Change in assets and liabilities:
 (Increase) decrease in accrued investment income                                             (41,837)                          649
 Increase in premiums due and unpaid                                                           (7,938)                     (186,003)
 Increase (decrease) in premium deposit fund                                                   (9,502)                        8,887
 Decrease in annuity deposits and deferred profits                                            (76,841)                      (36,873)
 Decrease in liability for future policy benefits                                             (38,128)                      (16,834)
 Increase in policy claims payable                                                            274,000                       145,000
 Increase in advanced and unallocated premium                                                  44,871                       339,001
 Increase in commissions payable                                                               92,288                       121,221
 Other net                                                                                   (118,054)                     (213,715)
                                                                                 ---------------------         ---------------------

     Total adjustments                                                                        167,280                       205,378
                                                                                 ---------------------         ---------------------


     Total cash provided by operating activities                                              537,931                       168,628

Cash flows from investing activities:
  Sales of debt securities                                                                    151,881                     1,500,556
  Sales of furniture and equipment                                                                  0                         4,000
  Purchase of furniture and equipment                                                         (16,844)                     (141,174)
  Purchase of fixed maturity securities                                                      (300,000)                   (2,500,000)
                                                                                 ---------------------         ---------------------

      Net cash provided by (used in) investing activities                                    (164,963)                   (1,136,618)
                                                                                 ---------------------         ---------------------

Cash flows from financing activities:
  Net payments on supplementary contracts                                                      (6,086)                       (7,092)
                                                                                 ---------------------         ---------------------

      Net cash provided by (used in) financing activities                                      (6,086)                       (7,092)
                                                                                 ---------------------         ---------------------

Net increase (decrease) in cash and cash equivalents                                          366,882                      (975,082)

Cash and cash equivalents, beginning of year                                                1,419,618                     2,426,963
                                                                                 ---------------------         ---------------------

Cash and cash equivalents, end of period                                                   $1,786,500                    $1,451,881
                                                                                 =====================         =====================

                                         (See Accompanying Notes and Accountants' Report)


================================================================================


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2000 and for the quarter ended March 31, 2000 have been reviewed by independent certified public accountants. The accompanying Consolidated Financial Statements (unaudited) for the quarter ended March 31, 1999 have not been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the quarters ended March 31, 2000 and March 31, 1999, and the cash flows for the quarters ended March 31, 2000 and March 31, 1999.

The statements have been prepared to conform to the requirements of Form 10-QSB and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, previously filed with the Commission, for financial statements for the year ended December 31, 1999, prepared in accordance with GAAP. Net income (loss) per share of common stock is based on the weighted average number of outstanding common shares.

Note 2.

The dental claims loss ratio was 68.0% during the first three months of 2000 compared to 74.5% for the same period in 1999. Part of the decline in the loss ratio is due to an approximate $300,000 over estimation of the claims liability at December 31, 1999. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

Note 3.

The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending class action lawsuit alleging violation of the Arkansas Securities Act. Subsequent to year-end the Arkansas Supreme Court affirmed certification of the class. The Company plans to appeal that ruling to the United States Supreme Court. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result have been made in the financial statements. The Company has expended a substantial amount to date in legal expenses. Future costs are not estimable at this time. In the opinion of management, the existing litigation is without merit and the Company intends to seek sanctions against appropriate parties to the extent permitted by law.

                         INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2000 and the related consolidated Statements of Income and Comprehensive Income and Cash Flows for the three month period ended March 31, 2000. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 1999 and the related consolidated Statements of Income and Comprehensive Income, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 12, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated Balance Sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated Balance Sheet from which it has been derived.

Oklahoma City, Oklahoma
May 9, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statement, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "aniticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

o general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies

o      customer response to new products and marketing initiatives

o mortality and other factors which may affect the profitability of our products

o changes in the Federal income tax laws and regulation which may affect the relative income tax advantages of our products

o regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

o the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission


Liquidity and Capital Resources

At March 31, 2000, the Company had liquid assets of $1,786,500 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first three months of 2000, BNLAC collected $8,849,062 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $202,056.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At March 31, 2000, BNLAC had statutory capital and surplus of $4,485,682. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000, but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its license in the state of Washington due to an increased minimum capital stock requirement in that state of $2,400,000. Management monitors these developments to maintain compliance with the requirements of each state.

Results of Operations

Premium income for the first three months of 2000 was $8,701,580 compared to $6,738,162 for the same period in 1999. The increase of $1,963,418, or 29%, was due to an increase in insurance premiums written.

Net investment income was $202,056 for the period ended March 31, 2000 compared to $175,053 for the same period in 1999. The increase was primarily due to an increase in the yield of the bond portfolio in the first quarter of 2000 compared to the same period in 1999.

Realized gains on investments were $1,220 in the first three months of 2000 compared to $79 for the same period in 1999.

In the first three months of 2000, policy benefits and other insurance costs were $6,874,884 compared to $5,817,957 for the same period in 1999. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. The dental claims loss ratio was 68.0% during the first three months of 2000 compared to 74.5% for the same period in 1999. Part of the decline in the loss ratio is due to an approximate $300,000 over estimation of the claims payable at December 31, 1999. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

For the period ended March 31, 2000, the increase in liability for future policy benefits was ($38,128) compared to ($16,834) in 1999. The decrease in 1999 was due to a decrease in life reserves from surrendered policies.

Amortization of deferred policy acquisition costs were $19,244 and $8,977 for the first three months of 2000 and 1999 respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $1,399,306 in the first three months of 2000 compared to $925,923 for the same period in 1999. The increase in operating expenses was primarily due to an increase in payroll and claims administrative expense - which are all attributable to the increased volume of insurance in force.

Taxes, other than on income, fees and assessments were $278,900 for the first three months of 2000 compared to $214,021 for the same period in 1999. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The operating income from operations for the first three months of 2000 was $370,651 compared to ($36,750) for the same period in 1999. Based on claim experience during the first quarter of 2000, the estimate of claims liability at December 31, 1999 appears to be overstated by approximately $300,000. The over estimate for this liability has contributed a corresponding increase in income during the first quarter. The remaining increase in income, was primarily due to a increase in premium income and a continued decrease in the dental insurance claims ratio.

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

No matters were submitted to security holders for a vote.

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

                                                  BNL FINANCIAL CORPORATION
                                                         (Registrant)


Date: May 12, 2000                          /S/ Wayne E. Ahart
                                            -----------------------------
                                       By: Wayne E. Ahart, Chairman of the Board
                                            (Chief Executive Officer)


Date: May 12, 2000                          /S/ Barry N. Shamas
                                            -----------------------------

                                        By: Barry N. Shamas, Executive V.P.
                                             (Chief Financial Officer)