Form 10QSB
period 2000-06-30
BNL FINANCIAL CORP
filed 2000-08-14
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

                                Yes __X__ No____
                                        -

As of June 30, 2000, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

                                                    Part I. Financial Information

Item 1.  Financial Statements

                                              BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET


                                                                                                                   December 31,
                            ASSETS                                                June 30, 2000                       1999
                                                                                    (Unaudited)                     (Audited)
                                                                              ------------------------         ---------------------
Investments:
   Investments available for sale, at fair value                                          $11,405,157                   $10,344,845
   Equity securities, common stock                                                              1,193                         3,313
   Cash and cash equivalents                                                                1,142,966                     1,419,618
                                                                              ------------------------         ---------------------

                 Total Investments                                                         12,549,316                    11,767,776
Accrued investment income                                                                     215,983                       193,337
Furniture and equipment                                                                       410,223                       438,147
Deferred policy acquisition costs                                                             328,677                       352,186
Receivable from reinsurer                                                                      40,051                        40,051
Premiums due and unpaid                                                                       686,307                       760,941
Other assets                                                                                  370,587                       396,962
                                                                              ------------------------         ---------------------

                      TOTAL ASSETS                                                        $14,601,144                   $13,949,400
                                                                              ========================         =====================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits                                                    $1,392,405                    $1,488,857
   Policy claims payable                                                                    2,303,175                     2,729,175
   Premium deposit fund                                                                       110,018                       118,703
   Annuity deposits                                                                         2,836,123                     2,982,839
   Deferred annuity profits                                                                   496,417                       500,000
   Supplementary contracts without
       life contingencies                                                                      92,876                       105,120
   Advanced and unallocated premium                                                           802,074                       714,482
   Commissions payable                                                                        504,104                       410,903
   Other liabilities                                                                          433,556                       594,187
                                                                              ------------------------         ---------------------

                 Total liabilities                                                          8,970,748                     9,644,266
                                                                              ------------------------         ---------------------

SHAREHOLDERS' EQUITY:
   Common stock, $.02 stated value, 45,000,000 shares
      Authorized; 23,311,944 shares issued and outstanding                                    466,239                       466,239
   Additional paid-in capital                                                              14,308,230                    14,308,230
   Accumulated other comprehensive income (loss)                                             (737,622)                     (897,523)
   Treasury stock, at cost, 138,795 shares                                                    (64,105)                      (64,105)
   Accumulated deficit                                                                     (8,342,346)                   (9,507,707)
                                                                              ------------------------         ---------------------

           Total shareholders' equity                                                       5,630,396                     4,305,134
                                                                              ------------------------         ---------------------

           TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                                       $14,601,144                   $13,949,400
                                                                              ========================         =====================

                                           (See Accompanying Notes and Accountants' Report)





                                           BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF INCOME AND
                                                      COMPREHENSIVE INCOME



                                                       Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                    ---------------------------        -----------------------------
                                                         2000           1999                2000            1999
                                                     (Unaudited)    (Unaudited)         (Unaudited)      (Unaudited)
                                                    -------------   -----------        -------------     -----------

REVENUES:
   Premium income ..................................  $8,770,015     $7,378,050        $ 17,471,595    $ 14,116,212
   Investment income ...............................     202,685        204,753             404,741         379,806
   Realized gains on investments ...................         800          5,404               2,020           5,483
                                                    -------------   ------------        -----------     -----------
    Total income ...................................   8,973,500      7,588,207          17,878,356      14,501,501
                                                    -------------   ------------        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......   6,579,710      6,173,121          13,454,594      11,991,078
   Increase in liability for future policy benefits.     (58,324)        (5,433)            (96,452)        (22,267)
   Amortization of deferred policy acquisition costs       4,265          6,340              23,509          15,317
   Operating expenses ..............................   1,383,121      1,107,238           2,782,427       2,033,160
   Taxes, other than on income .....................     270,018        229,748             548,917         443,769
                                                    -------------   ------------        -----------     -----------

    Total expenses .................................   8,178,790      7,511,014          16,712,995      14,461,057
                                                    -------------   ------------        -----------     -----------

    OPERATING INCOME ...............................    $794,710       $ 77,193          $1,165,361        $ 40,444

Provision for income taxes .........................           0              0                   0               0
                                                    -------------   ------------        -----------     -----------
    NET INCOME .....................................    $794,710       $ 77,193          $1,165,361        $ 40,444
                                                    =============   ============        ===========     ===========

  Net income per share ...........................      $0.03           $0.00               $0.05           $0.00
                                                    =============   ============        ===========     ===========

    Weighted average number
    of shares ......................................   23,311,944     23,311,944         23,311,944      23,311,944
                                                    =============   ============        ===========     ===========

Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains (loss) arising during
         period.....................................   ($ 35,464)     ($569,290)           $161,922       ($662,282
      Reclassification adjustment for gains
         included in net income.....................        (801)        (5,404)             (2,021)         (5,483)
                                                    -------------   ------------        -----------     -----------
Other comprehensive income (loss)...................     (36,265)      (574,694)            159,901        (667,765)
                                                    -------------   ------------        -----------     -----------

     COMPREHENSIVE INCOME (LOSS)....................    $758,445      ($497,501)         $1,325,262       ($627,321)
                                                    =============   ============        ===========     ===========

                               (See Accompanying Notes and Accountants' Reports)




                                            BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Six Months                    Six Months
                                                                                        Ended                         Ended
                                                                                      06/30/2000                    06/30/1999
Cash flows from operating activities:                                                (Unaudited)                   (Unaudited)
                                                                                 ---------------------         ---------------------

Net income (loss)                                                                          $1,165,361                       $40,444
Adjustments to reconcile net income to net cash                                  ---------------------         ---------------------
   provided by operating activities:
 Realized loss on investments                                                                  (1,220)                       (6,137)
 Realized (gain) loss on sale of furniture and equipment                                         (800)                          654
 Depreciation                                                                                  60,937                        70,527
 Amortization of deferred acquisition
    costs and state licenses acquired                                                          25,063                        16,871
 Accretion of bond discount                                                                       887                          (180)

Change in assets and liabilities:
 (Increase)in accrued investment income                                                       (22,646)                      (16,674)
 Increase in premiums due and unpaid                                                           74,634                        26,949
 Increase (decrease) in premium deposit fund                                                   (8,685)                        9,025
 Decrease in annuity deposits and deferred profits                                           (150,299)                     (125,535)
 Decrease in liability for future policy benefits                                             (96,452)                      (22,267)
 Decrease in policy claims payable                                                           (426,000)                      (70,000)
 Increase in advanced and unallocated premium                                                  87,592                       345,458
 Increase in commissions payable                                                               93,201                       105,032
 Other net                                                                                   (135,823)                      (87,408)
                                                                                 ---------------------         ---------------------

     Total adjustments                                                                       (499,611)                      246,315
                                                                                 ---------------------         ---------------------


     Total cash provided by operating activities                                              665,750                       286,759
                                                                                 ---------------------         --------------------
Cash flows from investing activities:
  Sales of debt securities                                                                    152,058                     2,207,179
  Sales of furniture and equipment                                                                800                         4,000
  Purchase of furniture and equipment                                                         (33,015)                     (196,083)
  Purchase of fixed maturity securities                                                    (1,050,000)                   (4,250,000)
                                                                                 ---------------------         ---------------------

      Net cash provided by (used in) investing activities                                    (930,157)                   (2,234,904)
                                                                                 ---------------------         ---------------------

Cash flows from financing activities:
  Net payments on supplementary contracts                                                     (12,245)                      (12,920)
                                                                                 ---------------------         ---------------------

      Net cash (used in) financing activities                                                 (12,245)                      (12,920)
                                                                                 ---------------------         ---------------------

Net increase (decrease) in cash and cash equivalents                                         (276,652)                   (1,961,065)

Cash and cash equivalents, beginning of year                                                1,419,618                     2,426,963
                                                                                 ---------------------         ---------------------

Cash and cash equivalents, end of period                                                   $1,142,966                    $  465,898
                                                                                 =====================         =====================

                                         (See Accompanying Notes and Accountants' Report)


================================================================================


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2000 and for the quarter ended June 30, 2000 have been reviewed by independent certified public accountants. The accompanying Consolidated Financial Statements (unaudited) for the period ended June 30, 1999 have not been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the periods ended June 30, 2000 and June 30, 1999, and the cash flows for the periods ended June 30, 2000 and June 30, 1999.

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

Note 2.

The dental claims loss ratio was 65.8% during the first six months of 2000 compared to 72.2% for the same period in 1999. Part of the decline in the loss ratio is due to an approximate $580,000 over estimation of the claims liability at December 31, 1999, which had the effect of reducing claims expense in 2000. Additionally, second quarter results may be effected by a possible overstatement of the claims liability at March 31, 2000. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

Note 3.

The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending class action lawsuit alleging violation of the Arkansas Securities Act. Subsequent to year-end the Arkansas Supreme Court affirmed certification of the class. The Company is appealing that ruling to the United States Supreme Court. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result have been made in the financial statements. The Company has expended a substantial amount to date in legal expenses. Future costs are not estimable at this time. In the opinion of management, the existing litigation is without merit and the Company intends to seek sanctions against appropriate parties to the extent permitted by law.

                         INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2000 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three-month and six-month period ended June 30, 2000. These financial statements are the responsibility of the Corporation's management.

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

Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
August 9, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At June 30, 2000, the Company had liquid assets of $1,142,966 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first six months of 2000, BNLAC collected $17,784,992 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $404,741.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At June 30, 2000, BNLAC had statutory capital and surplus of $4,838,733. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000; but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. Management monitors these developments to maintain compliance with the requirements of each state.

Results of Operations

Premium income for the first six months of 2000 was $17,471,595 compared to $14,116,212 for the same period in 1999. The increase of $3,355,383, or 24%, was due to an increase in insurance premiums written and group dental rate increases.

Net investment income was $404,741 for the period ended June 30, 2000 compared to $379,806 for the same period in 1999. The increase was primarily due to an increase in the size and yield of the bond portfolio in the first half of 2000 compared to the same period in 1999.

Realized gains on investments were $2,020 in the first three months of 2000 compared to $5,483 for the same period in 1999.

In the first six months of 2000, policy benefits and other insurance costs were $13,454,594 compared to $11,991,078 for the same period in 1999. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. The dental claims loss ratio was 65.8% during the first six months of 2000 compared to 72.2% for the same period in 1999. Part of the decline in the loss ratio is due to an approximate $580,000 over estimation of the claims payable at December 31, 1999, which had the effect of reducing claims expense in 2000. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

For the period ended June 30, 2000, the decrease in liability for future policy benefits was ($96,452) compared to ($22,267) in 1999. The larger decrease in 2000 was due to a decrease in life reserves from surrendered policies.

Amortization of deferred policy acquisition costs was $23,509 and $15,317 for the first six months of 2000 and 1999, respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $2,782,427 in the first six months of 2000 compared to $2,033,160 for the same period in 1999. The increase in operating expenses was primarily due to an increase in payroll and claims administrative expense - which are all attributable to the increased volume of insurance in force.

Taxes, other than on income, fees and assessments were $548,917 for the first six months of 2000 compared to $443,769 for the same period in 1999. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The income from operations for the first six months of 2000 was $1,165,361 compared to $40,444 for the same period in 1999. Based on claim experience during the first half of 2000, the estimate of claims liability at December 31, 1999 appears to be overstated by approximately $580,000. The over estimate for this liability has contributed a corresponding increase in income during the first half. The remaining increase in income was primarily due to an increase in premium income and a lower dental insurance claims ratio.

Forward-Looking Statements

All statement, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

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

o mortality and other factors which may affect the profitability of our products

o changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products

o regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

o the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 30, 1996, Myra Jo Pearson and Paul Pearson filed a class action complaint in the Circuit Court of Pulaski County, Arkansas (3rd Division) naming the Company, BNL Equity Corporation and several officers of the Company, as defendants. The plaintiffs have alleged that the defendants violated the Arkansas Securities Act in several respects in connection with the public offerings of securities made by United Arkansas Corporation ("UAC") (now known as BNL Equity Corporation) during the period from January 1989 until May 1992.

The Company retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. On March 3, 1998, the plaintiffs filed a Second Amended Class Action Complaint, in which they dropped certain claims, including allegations of common law fraud, fraudulent concealment, tolling of the statute of limitations, and the request for punitive damages.

The first issue determined in the case concerned the procedural issue of whether the lawsuit would be certified as a class action, with the class of plaintiffs including all Arkansas purchasers who participated in the public offerings of securities by UAC during the stated time frame. A hearing was held on the issue of whether the class would be certified on June 8, 1998, and on August 27, 1998 the Court entered a ruling certifying the class. On February 10, 2000 the Arkansas Supreme Court affirmed the class certification and held that the trial court had subject matter jurisdiction of this case. The Arkansas Supreme Court granted the Company's motion to stay the mandate. The Company has appealed the class certification to the United States Supreme Court.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on May 16, 2000 in Little Rock, Arkansas. At the annual meeting, the following individuals were elected to the Company's Board of Directors. The number of shares voted for each director is set forth next to his name.


Wayne E. Ahart           (12,281,300)     Eugene A. Cernan       (12,275,498)      James A. Mullins            (12,282,500)
C. Donald Byrd           (12,282,500)     Hayden Fry             (12,272,916)      C. James McCormick          (12,275,498)
Kenneth Tobey            (12,282,500)     John Greig             (12,282,500)      Robert R. Rigler            (12,273,998)
Barry N. Shamas          (12,282,500)     Roy Keppy              (12,273,998)      Chris Schenkel              (12,275,498)
Cecil Alexander          (12,275,498)     Roy Ledbetter          (12,282,500)      L.Stanley Schoelerman       (12,282,500)
Richard Barclay          (12,275,498)     John E. Miller         (12,282,500)      Orville Sweet               (12,282,500)


A total of 45,777 shares were voted against all directors. The shareholders ratified the selection of Smith, Carney & Co., as the Corporation's independent auditors for the fiscal year 2000. 12,266,582 shares were voted in favor; 14,802 were voted against; and 46,893 shares abstained.

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

                                                   BNL FINANCIAL CORPORATION
                                                         (Registrant)



Date: August 10, 2000                      /S/ Wayne E. Ahart
                                           _____________________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                           (Chief Executive Officer)


Date: August 10, 2000                      /S/ Barry N. Shamas
                                           _____________________________________
                                       By: Barry N. Shamas, Executive V.P.
                                            (Chief Financial Officer)