Form 10QSB
period 2000-09-30
BNL FINANCIAL CORP
filed 2000-11-13
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

                                                    Part I. Financial Information

Item 1.  Financial Statements

                                              BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS


                                                                                                                   December 31,
                            ASSETS                                              September 30, 2000                   1999
                                                                                    (Unaudited)                    (Audited)
                                                                              ------------------------         ---------------------
Investments:
   Investments available for sale, at fair value                                          $12,090,983                   $10,344,845
   Equity securities, common stock                                                                808                         3,313
   Cash and cash equivalents                                                                1,070,252                     1,419,618
                                                                              ------------------------         ---------------------

                 Total Investments                                                         13,162,043                    11,767,776
Accrued investment income                                                                     307,897                       193,337
Furniture and equipment                                                                       403,704                       438,147
Deferred policy acquisition costs                                                             325,522                       352,186
Receivable from reinsurer                                                                      40,051                        40,051
Premiums due and unpaid                                                                       758,656                       760,941
Deferred income tax asset                                                                     679,129                             0
Other assets                                                                                  383,063                       396,962
                                                                              ------------------------         ---------------------

                      TOTAL ASSETS                                                        $16,060,065                   $13,949,400
                                                                              ========================         =====================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liability for future policy benefits                                                    $1,400,604                    $1,488,857
   Policy claims payable                                                                    2,524,350                     2,729,175
   Premium deposit fund                                                                       108,406                       118,703
   Annuity deposits                                                                         2,797,123                     2,982,839
   Deferred annuity profits                                                                   496,417                       500,000
   Supplementary contracts without
       life contingencies                                                                      86,635                       105,120
   Advanced and unallocated premium                                                           412,230                       714,482
   Commissions payable                                                                        426,119                       410,903
   Other liabilities                                                                          583,266                       594,187
                                                                              ------------------------         ---------------------

                 Total liabilities                                                          8,835,150                     9,644,266
                                                                              ------------------------         ---------------------

SHAREHOLDERS' EQUITY:
   Common stock, $.02 stated value, 45,000,000 shares
      authorized; 23,311,944 shares issued and outstanding                                    466,239                       466,239
   Additional paid-in capital                                                              14,308,230                    14,308,230
   Accumulated other comprehensive income (loss)                                             (543,272)                     (897,523)
   Treasury stock, at cost, 138,795 shares                                                    (64,105)                      (64,105)
   Accumulated deficit                                                                     (6,942,177)                   (9,507,707)
                                                                              ------------------------         ---------------------

           Total shareholders' equity                                                       7,224,915                     4,305,134
                                                                              ------------------------         ---------------------

           TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                                       $16,060,065                   $13,949,400
                                                                              ========================         =====================

                                           (See Accompanying Notes and Independent Accountants' Report)





                                           BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME AND
                                                      COMPREHENSIVE INCOME



                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                    ---------------------------        -----------------------------
                                                         2000           1999                2000            1999
                                                     (Unaudited)    (Unaudited)         (Unaudited)      (Unaudited)
                                                    -------------   -----------        -------------     -----------

REVENUES:
   Premium income ..................................  $8,962,095     $7,410,959        $ 26,433,690    $ 21,527,171
   Investment income ...............................     243,870        204,311             648,611         584,117
   Realized gains on investments ...................    (105,804)        17,073            (103,784)         22,556
                                                    -------------   ------------        -----------     -----------
    Total income ...................................   9,100,161      7,632,343          26,978,517      22,133,844
                                                    -------------   ------------        -----------     -----------

EXPENSES:
   Policy benefits and other insurance costs .......   6,637,284      6,350,215          20,091,878      18,341,292
   Increase in liability for future policy benefits.       8,199        (19,514)            (88,253)        (41,781)
   Amortization of deferred policy acquisition costs       3,155          5,868              26,664          21,185
   Operating expenses ..............................   1,412,158      1,103,912           4,194,585       3,137,072
   Taxes, other than on income .....................     276,589        203,323             825,506         647,094
                                                    -------------   ------------        -----------     -----------

    Total expenses .................................   8,337,385      7,643,804          25,050,380      22,104,862
                                                    -------------   ------------        -----------     -----------

    OPERATING INCOME (LOSS).........................     762,776        (11,461)          1,928,137          28,982

Provision for income taxes (benefits)...............    (637,392)             0            (637,392)              0
                                                    -------------   ------------        -----------     -----------
    NET INCOME (LOSS)...............................  $1,400,168      ($ 11,461)         $2,565,529        $ 28,982
                                                    =============   ============        ===========     ===========

  Net income per share ...........................      $0.06           $0.00               $0.11           $0.00
                                                    =============   ============        ===========     ===========

    Weighted average number
    of shares ......................................   23,311,944     23,311,944         23,311,944      23,311,944
                                                    =============   ============        ===========     ===========

Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains (loss) arising during
         period.....................................     $ 88,546     ($293,759)           $250,468      ($956,041)
      Reclassification adjustment for gains
         included in net income.....................      105,805       (17,073)            103,784        (22,556)
                                                    -------------   ------------        -----------     -----------
Other comprehensive income (loss)...................      194,351      (310,832)            354,252       (978,597)
                                                    -------------   ------------        -----------     -----------

     COMPREHENSIVE INCOME (LOSS)....................   $1,594,519     ($322,293)         $2,919,781       ($949,615)
                                                    =============   ============        ===========     ===========

                               (See Accompanying Notes and Independent Accountants' Reports)




                                            BNL FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months                   Nine Months
                                                                                        Ended                         Ended
                                                                                      09/30/2000                    09/30/1999
Cash flows from operating activities:                                                (Unaudited)                   (Unaudited)
                                                                                 ---------------------         ---------------------

Net income (loss)                                                                          $2,565,529                       $28,982
Adjustments to reconcile net income to net cash                                  ---------------------         ---------------------
   provided by operating activities:
 Realized (gain) loss on investments                                                          104,584                       (23,210)
 Realized (gain) loss on sale of furniture and equipment                                         (800)                          654
 Depreciation                                                                                  93,948                       106,409
 Amortization of deferred acquisition
    costs and state licenses acquired                                                          28,996                        23,517
 Accretion of bond discount                                                                     1,373                           357

Change in assets and liabilities:
 Increase in accrued investment income                                                       (114,560)                      (72,082)
 (Increase) decrease in premiums due and unpaid                                                 2 285                      (144,162)
 Increase (decrease) in premium deposit fund                                                  (10,297)                       13,972
 Decrease in annuity deposits and deferred profits                                           (189,299)                     (266,274)
 Decrease in liability for future policy benefits                                             (88,253)                      (41,781)
 Decrease in policy claims payable                                                           (204,825)                      (73,000)
 Increase (decrease) in advanced and unallocated premium                                     (302,252)                      252,343
 Increase in commissions payable                                                               15,216                        54,383
 Increase in deferred tax asset                                                              (679,129)                            0
 Other net                                                                                        633                      (112,378)
                                                                                 ---------------------         ---------------------

     Total adjustments                                                                     (1,342,380)                     (281,252)
                                                                                 ---------------------         ---------------------


     Total cash provided by (used in) operating activities                                  1,223,149                      (252,270)
                                                                                 ---------------------         --------------------
Cash flows from investing activities:
  Sales of debt securities                                                                    452,249                     2,673,446
  Sales of furniture and equipment                                                                800                         4,000
  Purchase of furniture and equipment                                                         (59,506)                     (238,786)
  Purchase of fixed maturity securities                                                    (1,947,572)                   (4,395,415)
                                                                                 ---------------------         ---------------------

      Net cash provided by (used in) investing activities                                  (1,554,029)                   (1,956,755)
                                                                                 ---------------------         ---------------------

Cash flows from financing activities:
  Net payments on supplementary contracts                                                     (18,486)                      (18,826)
                                                                                 ---------------------         ---------------------

      Net cash (used in) financing activities                                                 (18,486)                      (18,826)
                                                                                 ---------------------         ---------------------

Net increase (decrease) in cash and cash equivalents                                         (349,366)                   (2,227,851)

Cash and cash equivalents, beginning of year                                                1,419,618                     2,426,963
                                                                                 ---------------------         ---------------------

Cash and cash equivalents, end of period                                                   $1,070,252                    $  199,112
                                                                                 =====================         =====================

                                         (See Accompanying Notes and Independent Accountants' Report)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2000 and for the quarter ended September 30, 2000 have been reviewed by independent certified public accountants. The accompanying Consolidated Financial Statements (unaudited) for the period ended September 30, 1999 have not been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the periods ended September 30, 2000 and September 30, 1999, and the cash flows for the periods ended September 30, 2000 and September 30, 1999.

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

Note 2.

The dental claims loss ratio was 64.9% during the first nine months of 2000 compared to 72.9% for the same period in 1999. The decrease is in large part due to management's continuing efforts to control the claims loss ratio through rate strategies, modification of benefits, use of dental PPO networks and changes in marketing strategies. However, part of the decline in the loss ratio is due to an approximate $650,000 over estimation of the claims liability at December 31, 1999, which had the effect of reducing claims expense in 2000. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

Note 3.

The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending class action lawsuit alleging violation of the Arkansas Securities Act. Subsequent to year-end the Arkansas Supreme Court affirmed certification of the class. The Company filed a petition for Writ of Certiorari with the United States Supreme Court. On October 2, 2000, the petition was denied. In due course, the case will proceed in the trial court. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and will both vigorously defend and seek redress for harm caused by the lawsuit to the Company. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result have been made in the financial statements. The Company has expended a substantial amount to date in legal expenses. Future costs are not estimable at this time.

Note 4.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which prescribes the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities.

In the quarter ended September 30, 2000 the Company reduced the valuation allowance against its deferred tax asset and recorded a net deferred tax asset of $679,129. This reflects management's estimate of the future benefit that will be realizable from use of approximately $7,600,000 in loss carryforwards that expire in various amounts between years 2001 - 2012. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Recording the deferred tax asset reduces the current federal tax expense of $41,737, by a credit amount of $679,129, for a net federal tax benefit of $637,392 at September 30, 2000.

                                               INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2000 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three-month and nine-month period ended September 30, 2000. These financial statements are the responsibility of the Corporation's management.

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

Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
November 9, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 2000, the Company had liquid assets of $1,070,252 in cash, money market savings accounts and short-term certificates of deposit, all of which can readily be converted to cash.

The major components of operating cash flows are premium, annuity deposits and investment income. In the first nine months of 2000, BNLAC collected $26,346,722 of premiums and annuity deposits (gross before reinsurance) and the Company had consolidated investment income of $648,611.

The Company's investments are primarily in U.S. Government and Government Agencies and other investment grade bonds which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

The Company's insurance operations are conducted through its wholly owned subsidiary, Brokers National Life Assurance Company (BNLAC). At September 30, 2000, BNLAC had statutory capital and surplus of $6,099,404. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Results of Operations

Premium income for the first nine months of 2000 was $26,433,690 compared to $21,527,171 for the same period in 1999. The increase of $4,906,519, or 23%, was due to an increase in insurance premiums written and group dental rate increases.

Net investment income was $648,611 for the period ended September 30, 2000 compared to $584,117 for the same period in 1999. The increase was primarily due to an increase in the size and yield of the bond portfolio in the first nine months of 2000 compared to the same period in 1999.

Realized losses on investments were ($103,784) in the first nine months of 2000 compared to realized gain of $22,556 for the same period in 1999. The current year realized loss is primarily due to the write down in book value of common stock to reflect the decline in their market value.

In the first nine months of 2000, policy benefits and other insurance costs were $20,091,878 compared to $18,341,292 for the same period in 1999. The increase was due to an increase in claims and commissions resulting from the increase in insurance business in force. The dental claims loss ratio was 64.9% during the first nine months of 2000 compared to 72.9% for the same period in 1999. The decrease is in large part due to management's continuing efforts to control the claims loss ratio through rate strategies, modification of benefits, use of dental PPO networks and changes in marketing strategies. However, part of the decline in the loss ratio is due to an approximate $650,000 over estimation of the claims liability at December 31, 1999, which had the effect of reducing claims expense in 2000. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

For the period ended September 30, 2000, the decrease in liability for future policy benefits was ($88,253) compared to ($41,781) in 1999. The larger decrease in 2000 was due to a decrease in life reserves from surrendered policies.

Amortization of deferred policy acquisition costs was $26,664 and $21,185 for the first nine months of 2000 and 1999, respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses increased to $4,194,585 in the first nine months of 2000 compared to $3,137,072 for the same period in 1999. The increase in operating expenses was primarily due to an increase in personnel and claims administrative expense - which are all attributable to the increased volume of insurance in force.

Taxes, other than on income, fees and assessments were $825,506 for the first nine months of 2000 compared to $647,094 for the same period in 1999. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The provision for income taxes was a $637,392 benefit for the first nine months of 2000 compared to $0 for the same period in 1999. The Company has reduced its valuation allowance against its deferred tax asset and recorded a net deferred tax asset of $679,129, reflecting the benefit of approximately $7,600,000 in loss carryforwards that expire in various amounts between years 2001 - 2012. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. For the period ended September 30, 2000, the Company had $41,737 of current federal tax expense which was offset by the $679,129 deferred tax credit.

The income from operations for the first nine months of 2000 was $2,565,529 compared to $28,982 for the same period in 1999. Based on claim experience during 2000, the estimate of claims liability at December 31, 1999 is overstated by approximately $650,000. The over estimate for this liability has contributed a corresponding increase in income during 2000. The remaining increase in income was primarily due to an increase in premium income, lower dental insurance claims ratio and the recognition of a deferred tax asset.

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

     o mortality, morbidity and other factors which may affect the profitability of our products o changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products

     o regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

     o the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission

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

The Company filed a petition for Writ of Certiorari with the United States Supreme Court. On October 2, 2000, the petition was denied. The certification of the class does not have any impact on the substantive issues to be litigated, including whether or not any material misrepresentations or omissions were made in the offerings in question, whether the claims are barred by the applicable statute of limitations, and other issues. In due course, the case will proceed in the trial court, Pulaski County Circuit Court, Little Rock, Arkansas. The Company believes that the lawsuit is frivolous and will both vigorously defend and seek redress for harm caused by the lawsuit.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
 There were no matters submitted to a vote of security holders.

Item 5.  Other Information.

None

Item 6.  Exhibits  and  Reports on Form  10-QSB
No reports or exhibits are being filed with this 10-QSB.

(b) Reports on Form 8-K
No reports were filed for the period covered by this report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BNL FINANCIAL CORPORATION
                                (Registrant)



Date: November 10, 2000                  /s/ Wayne E. Ahart
                                        -------------------------------------
                                    By: Wayne E. Ahart, Chairman of the Board
                                        (Chief Executive Officer)


Date: November 10, 2000                /s/ Barry N. Shamas
                                       -------------------------------------
                                    By: Barry N. Shamas, Executive V.P.
                                       (Chief Financial Officer)

<PAGE