Form 10KSB
period 2000-12-31
BNL FINANCIAL CORP
filed 2001-04-09
CIK 757641

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                       --

                              EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2000 [Fee Required]
                                       or

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

                           Common Stock, No Par Value

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

BNL Financial Corporation revenues for fiscal year 2000 were $36,182,730.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000, cannot be determined due to the limited trading in the Company's stock throughout the year (see also Item 5 of Form 10-KSB regarding the limited trading market for the Company's shares).

As of December 31, 2000, the Registrant had outstanding 23,173,149 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,616,702 shares owned by affiliates of the Registrant).

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



      BNL Financial Corporation  ----------- Consumer Protective Association
                 |                                (Inactive Association)
                 |
                 |
                 |
        BNL Equity Corporation
                 |
                 |
                 |
                 |
 Brokers National Life Assurance Company
                 |
                 |
                 |
                 |
     BNL Brokerage Corporation



 Industry Segments

The operations of the Company are conducted through BNLAC, which in 2000 marketed life and accident and health insurance policies in 26 states. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

BNLAC is licensed in 26 states to offer life and accident and health insurance on an individual and group basis. Most of BNLAC's premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. In February 1999, the Company was notified that the State of Washington had increased its paid-in capital stock requirements from $1,200,000 to $2,400,000. Since sales in Washington were less than 1% of total premium, the Company decided to voluntarily withdraw its Certificate of Authority from the State of Washington.

The Company conducts business in the industry segment "life, accident and health insurers". Financial information relating thereto is contained below, in Item 6 and the Exhibits attached to this Report.

Sales and Marketing

The Company markets its products through independent agents and brokers. BNLAC emphasizes the marketing of specialized or "niche" life and health insurance products including: a 10-year level term policy, hospital indemnity policy and dental insurance. These products are all designed to be sold on a group or payroll deduction basis.

Statistics by line of business are as follows (gross before reinsurance):

                                                                             2000                1999
                                                                        ----------------    ---------------
I. Annualized Premiums and Annuity Deposits In Force:
-----------------------------------------------------
Ordinary Life Insurance                                                        $275,000           $306,000
Individual Annuities(1)                                                         147,000            179,000
Group Dental Insurance                                                       34,784,000         32,233,000
Miscellaneous A&H insurance                                                      56,000             93,000
                                                                        ----------------    ---------------

          Total                                                             $35,262,000        $32,811,000
                                                                        ================    ===============


II. Collected Premiums and Annuity Deposits:

Ordinary Life Insurance                                                     $290,000              $324,000
Individual Annuities(1)                                                      144,000               155,000
Group Dental Insurance                                                    34,464,000            29,049,000
Miscellaneous A&H insurance                                                   80,000               109,000
                                                                    -----------------    ------------------

          Total                                                          $34,978,000           $29,637,000
                                                                    =================    ==================

III. Face Value of Insurance:

Ordinary Life Insurance                                                  $28,000,000           $31,000,000
Accidental Death Insurance                                                23,000,000           102,000,000
                                                                    -----------------    ------------------

          Total                                                          $51,000,000          $133,000,000
                                                                    =================    ==================

        (1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

                                                                                 Group Dental &
        State                 Life Premiums                Annuity              Accidental Death                 Total
-----------------------    --------------------      --------------------     ----------------------      --------------------

Georgia                                 10,648                         -                  3,331,583                 3,342,231

Minnesota                                6,566                       100                  2,756,745                 2,763,411

Michigan                                 5,529                         -                  2,388,558                 2,394,087

Arkansas                                26,764                         -                  2,228,143                 2,254,907

Oregon                                     646                         -                  2,106,211                 2,106,857

Indiana                                  9,326                         -                  1,977,090                 1,986,416

Iowa                                   192,287                   142,476                  1,521,716                 1,856,479

Utah                                     2,886                         -                  1,741,278                 1,744,164

Mississippi                              2,699                         -                  1,427,529                 1,430,228

All Other States                        32,627                     1,000                 15,064,969                15,098,596

                           --------------------      --------------------     ----------------------      --------------------

Total                                 $289,978                  $143,576                $34,543,822               $34,977,376
                           ====================      ====================     ======================      ====================

B. Group Dental Insurance and Incurred Loss %.

The following chart shows group dental insurance premiums collected for each of the five years ended December 31.

                                              Gross
                                            Premiums
       Group Dental Insurance               Collected
       ----------------------            ----------------
                2000                          34,464,000
                1999                          29,049,000
                1998                          20,294,000
                1997                          10,877,000
                1996                           6,926,000

The following chart shows group dental insurance claims paid net of reinsurance and incurred loss ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                              Gross              Incurred
       Group Dental Insurance              Claims Paid            Loss %
       ----------------------            ----------------     ----------------
                2000                         $22,504,000                 63.8%
                1999                          20,694,000                 72.4
                1998                          14,859,000                 78.4
                1997                           7,842,000                 75.7
                1996                           4,653,000                 73.6

Agent's Commissions

On December 31, 2000, BNLAC had 3,693 general agents and brokers in 26 states to market its policies compared to 3,418 agents and brokers on December 31, 1999

On all of its products except the dental policies, BNLAC pays as commissions to agents a relatively large portion of the first year's premiums and smaller portions of subsequent premiums. For the dental policies, commissions are normally two percent higher in the first year and then level in all subsequent years. These practices are common in the industry. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

BNLAC also collects overwrite commissions on sales of vision insurance policies issued by Vision Service Plan and marketed by BNLAC's agency force.

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

BNLAC reinsures its life insurance under agreements which are classified as either "automatic" or "facultative." Under an "automatic" treaty, the reinsurer agrees that it will assume liability automatically for the excess over the ceding company's retention limits on any application acceptable to the ceding company. Under a "facultative" treaty, the reinsurer retains the right to accept or reject any reinsurance submitted after reviewing each application.

A. Life and Accident Insurance.

Until December 31, 2000, BNLAC reinsured its "Family Shield" accidental death life insurance policies with Business Mens Assurance Company (BMA), Kansas City, Mo., under an automatic treaty where BMA assumes liability for all risks over $25,000. Business Mens Assurance Company was rated"A" (Excellent) by AM Best Company for 1998. The Company discontinued this plan in 2000.

The Company reinsures 100% of its Accidental Death and Dismemberment insurance under a Quota Share reinsurance contract with IOA Re, Inc., on behalf of Continental Casualty Company.

BNLAC's Accidental Death Benefit riders are reinsured 100% through a Bulk ADB reinsurance agreement with Business Mens Assurance Company.

All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

Effective December 31, 1999, BMA terminated the assumption agreement whereby the Company assumed a block of group life business from BMA.

The following chart shows life insurance in force net of reinsurance for each of the five years ended December 31.

                                              Gross                                                         Net
                                            Insurance          Reinsurance          Reinsurance          Insurance
                                            In Force              Ceded               Assumed             In Force
                                         ----------------    -----------------    ----------------    -----------------
     Life Insurance
                2000                         $28,127,000          $ 7,722,000           $0                 $20,405,000
                1999                          31,213,000           11,371,000           9,986,000           29,828,000
                1998                          34,877,000           13,684,000           9,229,000           30,422,000
                1997                          36,828,000           11,971,000           8,226,000           33,083,000
                1996                          33,796,000           11,091,000           7,252,000           29,957,000


     Accidental Death Insurance

                2000                         $23,000,000          $23,000,000                  $0                   $0
                1999                         102,000,000           96,425,000                   0            5,575,000
                1998                         114,000,000          107,250,000                   0            6,750,000
                1997                         119,000,000          112,250,000                   0            6,750,000
                1996                         148,000,000          139,725,000                   0            8,275,000

The Company began marketing a Hospital Indemnity Plan in 1998 and retained 50% of the risk up through September 1, 2000. The Company discontinued the reinsurance agreement due to favorable claims experience and currently retains 100% of the risk.

Investments

BNLAC invests its available funds in certificates of deposit, US Government and Agency bonds, corporate bonds and other investment grade securities. The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's net investment income and ratio of net return on mean invested assets were as follows:

                       Net             Net Return on
                    Investment         Mean Invested
    Year              Income              Assets
--------------    ---------------    ------------------
    2000                $870,482            6.5%
    1999                 755,552            6.2
    1998                 777,937            6.6
    1997                 790,000            7.1
    1996                 757,000            6.8

For  information   concerning  realized  and  unrealized  gains  and  losses  on securities see Note 4 of the Notes to Consolidated Financial Statements, page E-10.

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

Competition

The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC since their profits accrue to the policyholders rather than the shareholders. In the last quarter of 2000, BNLAC's A. M. Best's financial performance rating was raised from "B- " (fair) to "B" (fair).

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 2,038 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control.
Calculations using the NAIC formula at December 31, 2000 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been significantly above the Company Action Level.

As part of their routine regulatory process, approximately once every three years, insurance departments conduct detailed examinations ("triennial examinations") of the books, records and accounts of insurance companies domiciled in their states. Such triennial examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

In July 2000, the Arkansas Insurance Department conducted its triennial statutory examination for the period ended December 31, 1999. No adjustments were made to the financial statements as a result of the examination.

BNLAC's management is not aware of any failure to comply with any significant insurance regulatory requirement to which BNLAC is subject at this time.

Personnel

At December 31, 2000, BNLAC had four executive officers and 42 full-time administrative personnel. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. None of the Company's employees is presently represented by a union. BNLAC uses a third party administrator to process dental claims.

                               ITEM 2. PROPERTIES

Neither the Company, nor any of its subsidiaries own any real estate.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $633 per month ($7,601 per year). The rent includes the services of a secretary that is shared with other tenants of the building.

The Company leases 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. The annual base rental was $127,944 in 2000 and this rate will continue until the initial term of the lease expires in 2005. The Company may renew the lease for another ten years at the rate of $126,000 for the first five years and $129,000 for the second five years.

BNLE leases office space in Sherwood, Arkansas at a rental of $1,200 per month ($14,400 per year). BNLAC incurs 100% of the rental expense.

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

Discovery is underway and the matter is set for trial October 15, 2001. The Company continues to believe strongly that the case is without merit.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 16, 2000 in Little Rock, Arkansas. At the annual meeting, the following individuals were elected to the Company's Board of Directors. The number of shares voted for each director is set forth next to his name.

Wayne E. Ahart (12,281,300)     Eugene A. Cernan(12,275,498)     James A. Mullins      (12,282,500)

C. Donald Byrd (12,282,500)     Hayden Fry      (12,272,916)     C. James McCormick    (12,275,498)

Kenneth Tobey  (12,282,500)     John Greig      (12,282,500)     Robert Rigler         (12,273,998)

Barry N. Shamas(12,282,500)     Roy Keppy       (12,273,998)     Chris Schenkel        (12,275,498)

Cecil Alexander(12,275,498)     Roy Ledbetter   (12,282,500)     L. Stanley Schoelerman(12,282,500)

Richard Barclay(12,275,498)     John E. Miller  (12,282,500)     Orville Sweet         (12,282,500)

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

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market for Stock

During 2000 the stock of the Company was traded on a workout basis. There has been a limited trading market for the Company's securities during 2000. The stock is not traded on any recognized market.

In connection with an offering of common stock and preferred stock by BNL Equity Corporation (formerly United Arkansas Corporation) organizers of the Company received 5,563,212 shares which were held in escrow until their release on August 1, 1999.

Holders

As of December 31, 2000, there were 4,682 accounts of record of the Company's common stock.

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

Transfer Agent and Registrar

Regions Bank, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In this section, we review the consolidated financial condition of the Company at December 31, 2000 and 1999 and the consolidated results of operations for the periods ended December 31, 2000 and 1999. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statement, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i)general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii)customer response to new products and marketing initiatives: (iii)mortality, morbidity and other factors which may affect the profitability of our products (iv)changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products (v)regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products (vi)the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission

Liquidity and Capital Resources

At December 31, 2000, the Company had liquid assets of $932,816 in cash, money market savings accounts, and short-term certificates of deposit; all of which can readily be converted to cash.

The major components of operating cash flows are premiums, annuity deposits and investment income. In 2000, BNLAC collected approximately $35 million of premiums and annuity deposits (gross before reinsurance) and $888,237 of investment income. Another source of cash flow in 2000 was overwrite commissions of $194,478 on vision products.

The Company's investments are primarily in U.S. Government and Government Agencies ($12,869,104) and other investment grade bonds ($692,615) which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

Management believes that liquid assets along with investment and premium income exceed the Company's long and short-term liquidity needs. The Company does not plan to borrow money for operations.

The Company conducts its insurance operations through its wholly owned subsidiary, BNLAC. At December 31, 2000 BNLAC had statutory capital and surplus of $7,003,585. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000, but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its license in the state of Washington due to an increased minimum capital requirement in that state of $2,400,000. Management monitors these developments to maintain compliance with the requirements of each state. For additional information, see
Note 2 to the financial statements.

Results of Operations

Premium income for 2000 was $35,396,913 compared to $29,730,251 in 1999, an increase of $5,666,662 or 19%. This increase is due to the increase in group dental insurance premiums written.

Net investment income was $888,238 in 2000 and $775,148 in 1999, an increase of 15%. The Company used its positive operating cash flow to increase its investment portfolio during the year, which resulted in the increase in investment income.

Realized gain (loss) was ($102,421) in 2000 compared to $27,745 in 1999. The realized loss in 2000 was primarily due to the write down in value of certain equity securities. The gains in 1999 were due to gains on bonds sold in the normal course of the Company's investment activity.

Decrease in liability for future policy benefits was $85,852 in 2000 compared to an increase of $83,703 for the same period in 1999. The change of $169,555 was primarily due to the higher surrender values of lapsed policies.

Policy benefits and other insurance costs were $26,679,474 in 2000 compared to $24,954,260 in 1999. The increase was due to an increase in claims and commissions resulting from the increase in insurance premium collected. The claims ratio on dental insurance, which represents the ratio of claims incurred to premium earned, was 63.8% for 2000 compared 72.4% in 1999.

Amortization of deferred policy acquisition costs was $44,084 in 2000 and $27,732 in 1999. The increase was due to a write-off of the remaining deferred policy acquisition asset on an Accidental Death Plan that was discontinued in 2000.

Operating expenses were $5,726,013 in 2000 and $4,390,661 in 1999. This increase was a result of higher claims administration and personnel costs attributable to the increase in volume of group dental business processed in 2000. Despite this increase, the amount of such expenses expressed as a percentage of premiums (on a statutory basis) increased slightly from 14.2% in 1999 to 14.8% in 2000.

Taxes, other than on income were $1,084,528 for 2000 and $869,809 for 1999. The increase was due to the premium taxes on the increased insurance premiums collected.

For 2000, the consolidated net income from operations before taxes was $2,734,483 compared to income of $206,979 in 1999. Based on actual claims experience during 2000, the estimate of claims liability at December 31, 1999 was found to be overstated by $648,816. The over estimate for this liability has contributed a corresponding increase in income during the year 2000. The remaining increase in net income from operations was primarily due to an increase in premium income and a reduction in the claims ratio on the group dental business. Modifications to rates and benefits on the dental policies, which were implemented prior to and during 1999, have been effective in reducing the claims ratio in 2000.


The provision for income taxes was a $710,000 benefit for 2000 compared to $0 for the same period in 1999. The Company has reduced its valuation allowance against its deferred tax asset and recorded a net deferred tax asset of $767,000, reflecting the benefit expected from using approximately $6,700,000 in loss carryforwards that expire in various amounts between years 2001 - 2014. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. For the period ended December 31, 2000, the Company had $57,000 of current federal tax expense which was offset by the $767,000 deferred tax credit. See note 3 to the audited financial statements.

For the year ended December 31, 2000 other comprehensive gain was $757,308 compared to ($1,105,812) loss for the same period in 1999. The gain in comprehensive income in 2000 was due to a decrease in interest rates that substantially increased the market value of the Company's bond portfolio.
Although the bonds are marked available for sale, the Company has sufficient working capital and other sources of funds available which should not make it necessary to sell any bonds at a loss.

Market Risk

The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. The Company does not hedge investment risk through the use of derivative financial instruments. The market value of the Company's investments in debt instruments varies with changes in interest rates. A significant increase in interest rates could cause decreases in the market values of investments and have a negative effect on comprehensive income and capital.

               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages E-1 through E-14 attached to this Report is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None

================================================================================


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                                First Became
                                                Director or
                                                  Executive
           Name                   Age              Officer                              Position
----------------------------    --------    ---------------------    -----------------------------------------------
Wayne E. Ahart                    60                1984                   Chairman of the Board and Director

C. Donald Byrd                    59                1984                Vice Chairman of the Board and Director

Kenneth Tobey                     42                1994                         President and Director

Barry N. Shamas                   53                1984                 Executive Vice President, Treasurer and
                                                                                        Director

Cecil Alexander                   64                1994                                Director

Richard Barclay                   63                1994                                Director

Eugene A. Cernan                  66                1994                                Director

Hayden Fry                        71                1984                                Director

John Greig                        65                1984                                Director

Roy B. Keppy                      77                1984                                Director

Roy Ledbetter                     70                1994                                Director

John E. Miller                    71                1994                                Director

James A. Mullins                  66                1984                                Director

C. James McCormick                75                1984                                Director

Robert R. Rigler                  77                1989                                Director

Chris Schenkel                    76                1994                                Director

L. Stan Schoelerman               75                1984                                Director

Orville Sweet                     76                1984                                Director
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

Hayden Fry was Head Football Coach at the University of Iowa from 1979 to 1998, now retired. He was Head Football Coach at North Texas State University from 1973 to 1978 and at Southern Methodist University from 1962 to 1972. He was named Football Coach of the Year in the Big Ten (1981, 1990, 1991), the Missouri Valley Conference (1973), and the Southwest Conference (1962, 1966 and 1968). He is on the Board of Advisors of Wilson Sporting Goods (1962 to date); the Board of Trustees of Pop Warner Football (1962 to date); and the American Football Coaches Association (1983 to date) and is the 1993 President. He was President of Hawkeye Marketing Group from 1979 - 1984. He is a member of the Board of Directors of the PPI Group.

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

C. James McCormick is Chairman of the Board of McCormick, Inc., Best Way Express, Inc., Emeritus, Inc., and President of JAMAC Corporation, all of Vincennes, Indiana. He is also Vice Chairman of Golf Hosts, Inc. He is the owner of CJ Leasing. Mr. McCormick is Chairman of the Board of Directors and CEO of First Bancorp, Vincennes, Indiana; First Vice Chairman of Vincennes University and a Life Director of the Indiana Chamber of Commerce; and a member of the Indiana President's Organization and the Indiana Automobile Dealers Association. He is a former Chairman of the Board of the American Trucking Associations. Mr. McCormick is a Past Chairman of the National Board of Trustees of The Fellowship of Christian Athletes.

John E. Miller was a member of the State of Arkansas House of Representatives from 1959 to 1999. He has been self-employed in the insurance, abstract, real estate, heavy construction and farming business for more than 20 years. He presently serves on the Board of Directors of Calico Rock Medical Center, Easy K Foundation, National Conference of Christians and Jews, Lions World Services for the Blind, State Board of Easter Seals, and Ouachita Baptist University Board of Trustees.

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

Chris Schenkel is retired television sportscaster with Capitol Cities - ABC Sports. From 1964 to 1997 he was a full-time television sportscaster of ABC Sports, New York, New York. He also served as Spokesperson for Owens-Illinois, Toledo, Ohio, from 1976 to present, for whom he speaks as voice on commercials, personal appearances, conventions and shows. Mr. Schenkel served as Chairman of the Board of Directors of Counting House Bank, North Webster, Indiana from 1974-1982. He also served as a director of ITI and ITAC from 1978 to 1986 and on the Board of Haskell Indian Junior College, Lawrence, Kansas.

L. Stanley Schoelerman was President and a partner of Petersen Sheep & Cattle Co., Spencer, Iowa from 1964 to 2000. He was a Director of Home Federal Savings & Loan, Spencer, Iowa, from 1969 to 1988; and Honeybee Manufacturing, Everly, Iowa, from 1974 to 1986. He was President of Topsoil-Schoenewe, Everly, Iowa, from 1974 to 1986. Mr. Schoelerman was Commissioner of the Iowa Department of Transportation from 1974 to 1978 and was a member of the National Motor Carrier Advisory Board of the Federal Highway Administration from 1981 to 1985.
                                     III-3

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

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term Compensation
                                                                                               ----------------------
                                           Annual Compensation                 Awards        Payouts
            (A)                 (B)       (C)          (D)         (E)           (F)            (G)          (H)           (I)
                                                                  Other
                                                                 Annual       Restricted                                All Other
     Name and Principal                                        Compensation     Stock       Options/SARs     LTIP      Compensation
          Position             Year      Salary      Bonus $        $         Award(s) $        (#)       Payouts $         $
----------------------------- ------- ------------- ---------- ------------ --------------- ------------ ------------- ------------
Wayne E Ahart, CEO             2000     $125,000      $10,739      $10,025        $0             -            $0           $0

             "                 1999     $125,000           $0       $9,416        $0             -            $0           $0

             "                 1998     $125,000           $0       $8,605        $0             -            $0           $0


 Barry N. Shamas, Executive
            V.P.
                               2000     $106,700      $10,189       $7,220        $0             -            $0           $0

             "                 1999     $95,000            $0       $1,096        $0             -            $0           $0

             "                 1998     $95,000            $0       $1,671        $0             -            $0           $0


    C. Donald Byrd, Vice
   Chairman of the Board
                               2000     $90,000       $58,031       $3,893        $0             -            $0           $0

             "                 1999     $80,500            $0       $3,463        $0             -            $0           $0

             "                 1998     $79,375            $0       $3,101        $0             -            $0           $0

  Kenneth Tobey, President

                               2000     $75,000       $56,781       $2,874        $0             -            $0           $0

             "                 1999     $65,500            $0       $2,643        $0             -            $0           $0

             "                 1998     $64,375            $0       $2,331        $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers, as a group is $556,451 including accrued bonuses of $50,000 each for Mr. Byrd and Mr. Tobey under the Company's stock bonus plan. The Company does not have employment agreements with any of its officers.

Compensation of Directors

Effective August 8, 2000 each director will receive a fee of $500 per company (previously was $100), plus reasonable travel expenses for each meeting of the Board of Directors attended. No director receives any other remuneration in the capacity of director.

                                     III-4

Benefit Plans

In 1994, the Board of Directors and stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional one million shares have been authorized by the Board of Directors, including 500,000 shares in November 1997 and 500,000 shares in March 2000. The option period may not exceed a term of 5 years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2000 and 1999 the Company granted 184,575 and 185,150 stock options respectively, with an exercise price of $.50 per share. At December 31, 2000, there were 935,075 options outstanding. No options were exercised in 2000 or 1999. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $1,200 and $600 in 2000 and 1999 respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include risk free interest rate of 5.5%, expected life of 3 years, expected volatility of 10.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.7 years.

In May 1997, the Board of Directors approved a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company on the open market. Stock bonuses in the amount of $100,000 were granted in 2000.

On January 1, 1997 the Brokers National Life Employee Pension Plan was adopted. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary, however the Company is not contributing at this time.

Indebtedness of Management

No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December
31, 2000, other than for ordinary travel and expense advances and other reimbursable expenses, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 2000:

                                                                        Amount and Nature of          Percent of Class as of
  Title of Class             Name and Address of Beneficial Owner      Beneficial Ownership (1)          December 31, 2000
 ----------------          --------------------------------------    --------------------------    -------------------------
Common Stock                 Wayne E. Ahart                                   4,845,505(2)(3)                 20.91%
                             #14 Club Estates Parkway
                             Austin, Texas 78738

Common Stock                 Barry N. Shamas                                  2,801,816(5)                    12.09%
                             1095 Hidden Hills Dr.
                             Dripping Springs, Texas 78620

Common Stock                 Universal Guaranty Life Insurance                2,216,776(2)                     9.57%
                             Company
                             5250 S. Sixth St. Rd.
                             Springfield, Illinois 62705

Common Stock                 C. Donald Byrd                                   1,452,719(4)                     6.27%
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

     (3)Includes 2,400,000 shares held in the name of National Iowa Corporation and 2,178,926 shares held in the name of Arkansas National Corporation both of which are controlled by Mr. Ahart.

     (4)All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.
                                     III-5

     (5)Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries
        Corporation, both of which are controlled by Mr. Shamas.

Security Ownership of Management

The following table sets forth, as of December 31, 2000 certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

                                                                    Amount and Nature of
                                                                        Beneficial             Percent of Class as of
Title of Class                  Name of Beneficial Owner                 Ownership(1)              December 31, 2000
-----------------------    -----------------------------------    -------------------------    ---------------------------
     Common Stock          Wayne E. Ahart                                 4,845,505(2)                    20.91%

          "                Barry N. Shamas                                2,801,816(4)                    12.09%

          "                C. Donald Byrd                                 1,452,719(3)                     6.27%

          "                Kenneth Tobey                                    761,762                        3.29%

          "                Cecil Alexander                                   37,088                         .16%

          "                Richard Barclay                                   46,088                         .20%

          "                Eugene A. Cernan                                  37,088                         .16%

          "                Hayden Fry                                        69,047                         .30%

          "                John Greig                                        50,102                         .22%

          "                Roy Keppy                                         51,001                         .22%

          "                Roy Ledbetter                                     37,088                         .16%

          "                C. James McCormick                               137,084(5)                      .59%

          "                John E. Miller                                    46,088                         .20%

          "                James A. Mullins                                  50,000                         .22%

          "                Robert R. Rigler                                   3,295                         .01%

          "                Chris Schenkel                                    37,088                         .16%

          "                L. Stanley Schoelerman                            50,000                         .22%

          "                Orville Sweet                                     50,000                         .22%

          "                All executive officers and
                           directors as a group (18 persons)
                                                                         10,562,859                       45.58%
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

     (4)Includes  1,400,000  shares held in the name of Life Industries of Iowa
        Inc.,  and  1,335,171  shares held in the name of Arkansas  Industries
        Corporation, both of which are controlled by Mr. Shamas.

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

Report of Independent Accountants on Financial Statement Schedule   E-16


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

    10.3         Office lease assumption and assignment agreement dated      Incorporated by reference to Exhibits 10.9 of the
                 September 1, 1998, between Brokers National Life            Company's Annual Report on Form 10-KSB for the period
                 Assurance Company and Walgreen Company and Charles H.       ending December 31, 1998.
                 Morrison for premises in Austin

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.
                                          BNL FINANCIAL CORPORATION


                                          /S/ Wayne E. Ahart
                                          ------------------------
                                      By: Wayne E. Ahart, Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signature                                      Date

---------------------------------------------         --------------------------


             /S/ Wayne E. Ahart
                                                             3/30/01
---------------------------------------------        --------------------------
               Wayne E. Ahart
      Chairman of the Board, Director
         (Principal Executive Officer)


             /S/ C. Donald Byrd
                                                              3/20/01
---------------------------------------------         --------------------------
               C. Donald Byrd
   Vice Chairman of the Board and Director

             /S/ Kenneth Tobey
                                                               3/20/01
---------------------------------------------         --------------------------
               Kenneth Tobey
          President and Director


            /S/ Barry N. Shamas
                                                                3/20/01
---------------------------------------------         --------------------------
              Barry N. Shamas
   Executive Vice President, Treasurer and
Director (Principal Financial and Accounting Officer)


               /S/ Hayden Fry
                                                              03/20/01
---------------------------------------------         --------------------------
                Hayden Fry
                 Director


               /S/ John Greig

                                                              03/20/01
---------------------------------------------         --------------------------
                 John Greig
                  Director


               /S/ Roy Keppy
                                                               3/20/01
---------------------------------------------         --------------------------
                 Roy Keppy
                  Director



           /S/ C. James McCormick
                                                               3/20/01
---------------------------------------------         --------------------------
             C. James McCormick
                  Director


            /S/ James A. Mullins
                                                               3/20/01
---------------------------------------------         --------------------------
              James A. Mullins
                 Director


            /S/ Robert R. Rigler
                                                               3/20/01
---------------------------------------------        --------------------------
              Robert R. Rigler
                 Director


          /S/ Stanley Schoelerman
                                                               3/20/01
---------------------------------------------         --------------------------
            Stanley Schoelerman
                  Director


             /S/ Orville Sweet
                                                                3/20/01
---------------------------------------------         --------------------------
               Orville Sweet
               Director

            /S/ Cecil Alexander
                                                                3/20/01
---------------------------------------------         --------------------------
              Cecil Alexander
                  Director


            /S/ Richard Barclay
                                                                 3/20/01
---------------------------------------------         --------------------------
              Richard Barclay
                  Director


            /S/ Eugene A. Cernan
                                                                  3/20/01
---------------------------------------------         --------------------------
              Eugene A. Cernan
                  Director


             /S/ Roy Ledbetter
                                                                  3/20/01
---------------------------------------------         --------------------------
               Roy Ledbetter
                  Director



---------------------------------------------         --------------------------
               John E. Miller
                  Director



---------------------------------------------         --------------------------
               Chris Schenkel
                  Director
                                      IV-4

BNL Financial Corporation - 2000 Form 10-KSB

===============================================================================


                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 14 (a) AND 14 (d)

                              FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED DECEMBER 31, 2000



                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES

                                DES MOINES, IOWA

--------------------------------------------------------------------------------

                     Financial Statements Required by Item 8

                                                                                                        Page Number of 2000
                                                                                                             Form 10-KSB
                                                                                                      -------------------------
Consolidated Balance Sheet, December 31, 2000 and 1999                                                          E-2

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31,                  E-3
2000 and 1999

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2000                 E-4
and 1999

Consolidated Statement of Cash Flows for the years ended December 31, 2000 and 1999                             E-5

Notes to Consolidated Financial Statements                                                                      E-6

Report of Independent Accountants on Financial Statements                                                       E-16


------------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

                                                                         December 31,           December 31,
                                                                             2000                   1999
                                                                      ------------------     ------------------
Cash and cash equivalents                                                     $  932,816            $ 1,419,619
Investments available for sale, at fair value (amortized cost
 $13,737,999; $11,144,220; respectively)                                      13,561,719             10,344,845
Investment in equity securities, common stock
   at market  (cost $37,147; $108,123 respectively)                               66,532                  3,312
                                                                       ------------------     ------------------
               Total Investments, Including Cash and
                     Cash Equivalents                                         14,561,067             11,767,776

Accrued investment income                                                        248,297                193,337
Furniture and equipment, net                                                     374,876                438,147
Deferred policy acquisition costs                                                308,102                352,186
Policy loans                                                                      98,863                135,680
Receivable from reinsurer                                                         29,630                 40,051
Premiums due and unpaid                                                          946,775                760,941
Income tax assets                                                                767,000                  --
Other assets                                                                     245,661                261,282
                                                                       ------------------     ------------------

               Total Assets                                                  $17,580,271            $13,949,400
                                                                       ==================     ==================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Liabilities for future policy benefits                                    $ 1,392,584            $ 1,488,857
   Policy claims payable                                                       2,446,350              2,729,175
   Annuity deposits                                                            2,805,220              2,982,839
   Deferred annuity profits                                                      469,623                500,000
   Premium deposit funds                                                         101,491                118,703
   Supplementary contracts without life contingencies                             80,295                105,120
   Advanced and unallocated premium                                              656,615                714,482
   Commissions payable                                                           440,640                410,903
   Other liabilities                                                             680,528                594,187
                                                                       ------------------     ------------------

               Total Liabilities                                               9,073,346              9,644,266
                                                                       ------------------     ------------------

Commitments and contingencies (Note 6)
Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
     Authorized; 23,311,944 shares issued and outstanding                        466,239                466,239
   Additional paid-in capital                                                 14,308,230             14,308,230
   Accumulated other comprehensive income (loss)                               (140,215)              (897,523)
   Accumulated deficit                                                       (6,063,224)            (9,507,707)
   Treasury stock, at cost, 138,795 shares                                      (64,105)               (64,105)
                                                                       ------------------     ------------------

               Total Shareholders' Equity                                      8,506,925              4,305,134
                                                                       ------------------     ------------------

               Total Liabilities and Shareholders' Equity                    $17,580,271            $13,949,400
                                                                       ==================     ==================

------------------------------------------------------------------------------------------------------------------------------------
                         The  accompanying  notes  are an  integral  part of the consolidated financial statements.




------------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Operations
and Comprehensive Income For the years ended December 31, 2000, and 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                        2000                 1999
                                                                   ----------------     ----------------
Income:

   Premium income                                                      $35,396,913          $29,730,251
   Net investment income                                                   888,238              775,148
   Realized gains (losses)                                               (102,421)               27,745
                                                                   ----------------     ----------------

               Total Income                                             36,182,730           30,533,144
                                                                   ----------------     ----------------

Expenses:

   Increase (decrease) in liability for future policy                     (85,852)               83,703
   Policy benefits and other insurance costs                            26,679,474           24,954,260
   Amortization of deferred policy acquisition costs                        44,084               27,732
   Operating expenses                                                    5,726,013            4,390,661
   Taxes, other than on income                                           1,084,528              869,809
                                                                   ----------------     ----------------

                Total Expenses                                          33,448,247           30,326,165
                                                                   ----------------     ----------------

                Income from Operations before
                   Income Taxes                                          2,734,483              206,979

   Provision for income taxes                                            (710,000)                  -
                                                                   ----------------     ----------------

               Net Income                                              $ 3,444,483            $ 206,979
                                                                   ================     ================

Net income per common share (basic and diluted)                              $0.15                $0.01
                                                                   ================     ================

Weighted average number of fully
    Paid common shares                                                  23,311,944           23,311,944
                                                                   ================     ================

Other comprehensive income, net of tax:
     Unrealized gains on securities:
       Unrealized holding gain (loss) arising during
           period                                                         $652,723         $(1,078,067)
       Reclassification adjustment for gain (loss)
           included in net income                                          104,585             (27,745)
                                                                   ----------------     ----------------

                Other comprehensive income (loss)                          757,308          (1,105,812)
                                                                   ----------------     ----------------

                Comprehensive income (loss)                            $ 4,201,791          $ (898,833)
                                                                   ================     ================











------------------------------------------------------------------------------------------------------------------------------------
                         The  accompanying  notes  are an  integral  part of the consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Changes in
Shareholders' Equity For the years ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                      Accumulated
                                    Common Stock                Additional                              Other
                          -------------------------------         Paid-In          Accumulated       Comprehensive       Treasury
                              Shares            Amount            Capital            Deficit             Income            Stock
                          --------------    -------------     --------------    -----------------    --------------    -------------
Balance, January 1, 1999      23,311,944         $466,239        $14,308,230         $(9,714,686)          $208,289        $(64,105)
                          ==============    =============     ==============    =================    ==============    =============

Accumulated other
   comprehensive loss                 -               -                -                     -          (1,105,812)             -

Net income                            -               -                -                 206,979                -               -
                          --------------    -------------     --------------    -----------------    --------------    -------------

Balance, December 31, 1999    23,311,944         $466,239        $14,308,230         $(9,507,707)        $(897,523)        $(64,105)
                          ==============    =============     ==============    =================    ==============    =============

Accumulated other
   comprehensive income              -                -                -                     -              757,308             -

Net income                           -                -                -                3,444,483               -               -
                          --------------    -------------     --------------    -----------------    --------------    -------------

Balance, December 31, 2000    23,311,944         $466,239        $14,308,230         $(6,063,224)        $(140,215)        $(64,105)
                          ==============    =============     ==============    =================    ==============    =============






























------------------------------------------------------------------------------------------------------------------------------------
                         The  accompanying  notes  are an  integral  part of the consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
For the years ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
                                                                                          -----------------------------------
                                                                                                2000               1999
                                                                                           ---------------    ---------------
Cash flows from operating activities:

     Net income                                                                                $3,444,483          $ 206,979
     Adjustments to reconcile net income to net cash
         Provided by operating activities:
            Realized (gain) loss on investments                                                   104,585           (28,399)
            Realized (gain) loss on sale of furniture and equipment                               (2,163)                654
            Depreciation                                                                          146,952            133,364
            Increase in deferred tax asset                                                      (767,000)               -
            Amortization of deferred acquisition costs,
               Organization costs and state licenses acquired                                      44,084             30,841
            Accretion of bond discount                                                              1,250                285
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                    (54,960)              2,315
             (Increase) decrease in receivable from reinsurer                                      10,421            (6,520)
             Increase in premiums due and unpaid                                                (185,834)          (149,155)
             Increase (decrease) in liability for future policy benefits                         (96,273)             90,224
             Increase (decrease) policy claims payable                                          (282,825)            221,000
             Decrease in annuity deposits and deferred profits                                  (207,996)          (297,568)
             Increase (decrease) in premium deposit funds                                        (17,212)              3,862
             Increase (decrease) in advanced and unallocated premium                             (57,867)            361,483
             Increase in commissions payable                                                       29,737            100,599
             Other, decrease                                                                      138,889             11,029
                                                                                           ---------------    ---------------
                    Net Cash Provided by Operating Activities                                   2,248,271            680,993
                                                                                           ---------------    ---------------

Cash flows from investing activities:

     Proceeds from sales of investments                                                          -                   420,000
     Proceeds from maturity or redemption of investments                                        1,052,149          2,562,937
     Proceeds from sale of furniture and equipment                                                  2,163              4,000
     Purchase of equity securities                                                               (34,724)              -
     Purchase of furniture and equipment                                                         (83,682)          (250,449)
     Purchase of fixed maturity securities                                                    (3,646,155)        (4,400,000)
                                                                                           ---------------    ---------------
                                                                                              (2,710,249)        (1,663,512)
                                                                                           ---------------    ---------------

Cash flows from financing activities:

     Net payments on supplementary contracts                                                     (24,825)           (24,825)
                                                                                           ---------------    ---------------

                      Net Cash Used In Financing Activities                                      (24,825)           (24,825)
                                                                                           ---------------    ---------------

Net decrease in cash and cash equivalents                                                       (486,803)        (1,007,344)

Cash and cash equivalents, beginning of period                                                  1,419,619          2,426,963
                                                                                           ---------------    ---------------

Cash and cash equivalents, end of period                                                        $ 932,816         $1,419,619
                                                                                           ===============    ===============



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

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The Company's plan is to utilize dental insurance to attract agents who will market other BNLAC products along with dental. The significant premium growth is primarily due to an increase in sales of dental insurance for which the maximum annual risk per policy is $2,000. See Note 10. The Company is licensed to sell in 26 states as of December 31, 2000. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

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

The income tax benefit includes management's estimate of the future benefit to be derived from net operating loss carry forwards. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income. If future income is not generated as expected, deferred income tax assets may need to be written off (no such write-offs have occurred). See Note 3.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which were revised as described in Note 11 to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 5.5% to 6.75% during 2000 and 1999.

The liability for policy claims payable is composed of claims reported but not paid and claims incurred but not reported. The Company has developed a procedure for calculating incurred but not reported dental claims based on prior years claims using dates incurred, reported to the insurance company and subsequently paid. Differences in estimates may result in revised claims expense which is recognized in the period in which the difference is determined.

The Company classifies its fixed maturity investments as investments available for sale. Such securities may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security's prepayment risk, the Company's liquidity needs, and similar factors, including the Company's asset/liability management strategy. Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities are recorded as a component of comprehensive income. Realized gains or losses on sale of investments are determined on a specific identification basis. Investments in equity securities are carried at fair value.
                                      E-6

    ------------------------------------------------------

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flow disclosures, there has been no material interest paid for 2000 or 1999. The Company paid income taxes of $41,000 in 2000. No income taxes were paid in 1999.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $348,045 and $560,184 at December 31, 2000 and 1999, respectively. Depreciation expense was $146,952 and $133,364 for the years ended December 31, 2000 and 1999, respectively.

Other assets include agents' balances of $49,135 and $57,808 at December 31, 2000 and 1999, respectively, after reduction for allowance of doubtful accounts. The allowance account had bad debt expense recorded in operations of $8,200 for the year ended December 31, 2000 and a $9,000 credit recorded during the same period in 1999.

Other assets also include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition. Such licenses are amortized over the related estimated life of the license (40 years) using the straight-line method. Amortization expense of approximately $3,109 was recorded for each of the years ended December 31, 2000 and 1999.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan using the fair value method as required by SFAS # 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See Note 9.

Net gain per share is based on net gain divided by the weighted average number of fully paid shares.

2.  Shareholders' Equity:
    --------------------

At December 31, 2000 and 1999, shareholders' equity includes approximately $7,886,000 and $3,876,000 respectively, of BNLAC net assets, substantially all of which are restricted from distribution to the parent company without the prior approval of the Arkansas Insurance Department.

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

The states periodically increase minimum capital requirements, often allowing companies with existing Certificates of Authority to continue doing business in the state under the previous existing requirements (grandfathering). States in which BNLAC is licensed to do business have increased minimum requirements to as much as $5,000,000. Management actively monitors these developments to maintain compliance with the requirements of each state. In February 1999, the Company was notified that the State of Washington had increased its paid-in capital requirements from $1,200,000 to $2,400,000. Insurance sales in Washington were less than 1% of total premium and management believed that it was not in the Company's best interest to invest additional surplus funds at that time. Therefore, the Company voluntarily withdrew its Certificate of Authority from the State of Washington.

Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                                 December 31,
                                 -----------------------------------------
                                         2000                  1999
                                         ----                  ----

Capital and surplus                   $7,003,585            $4,130,351
                                      ==========            ==========

Net income                            $2,853,930             $335,458
                                      ==========             ========

         --------------------------------

The following is a reconciliation of consolidated net loss and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net loss and capital and surplus on a statutory basis:

                                                          December 31, 2000                           December 31, 1999
                                               -----------------------------------------  ------------------------------------------
                                                    Income         Capital and Surplus         Income         Capital and Surplus
                                               -----------------  ---------------------   ----------------   ---------------------
Consolidated Reporting Under
  Generally Accepted Accounting Principles           $3,444,483             $8,506,925            $206,979             $4,305,135
Attributable to Parent Company and BNL Equity           123,143                620,681             128,529                428,703
                                               -----------------  ---------------------   -----------------  ---------------------

Brokers National Life Assurance Company               3,321,340              7,886,244             335,508              3,876,432
                                               -----------------  ---------------------   -----------------  ---------------------

Deferred Acquisition Costs                               44,083              (308,101)              27,732              (352,185)
Reserve and Premium Adjustments                        (60,502)                 40,799               (121)                154,507
Interest Maintenance Reserve/AVR                         20,604              (395,843)             (3,829)              (388,472)
Unrealized Appreciation of Securities                        -                 127,854                 -                  785,038
Annuity Deposits and Related Adjustments               (30,377)                541,979            (21,209)                499,999
Income tax credit                                     (548,000)              (548,000)                 -
Other                                                   106,782              (341,347)             (2,623)              (444,968)
                                               -----------------  ---------------------   -----------------  ---------------------

   BNLAC Statutory Basis                             $2,853,930             $7,003,585            $335,458             $4,130,351
                                               =================  =====================   =================  =====================

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

At December 31, 2000, the Company had federal income tax loss carry forwards of approximately $6.7 million available for use on future tax returns. The net operating loss carry forwards expire in years 2001 - 2014. The Company and its Subsidiaries will file consolidated income tax returns for 2000.

A deferred tax asset of $2,300,000 resulted from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The Company has recognized a corresponding valuation allowance of $1,533,000 against the deferred tax asset. This represents a net decrease of $1,200,000 and $1,967,000 in the deferred tax asset for 2000 and corresponding valuation allowance, respectively over the previous year.

In 2000 the Company reduced the valuation allowance against its deferred tax asset and recorded a net deferred tax asset of $767,000. This reflects management's revised estimate of the future benefit that will be realizable from use of approximately $6,700,000 in loss carry forwards that expire in various amounts between years 2001 - 2014. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Recording the deferred tax asset reduces the current federal tax expense of $57,000 by a credit amount of $767,000, for a net federal tax benefit of $710,000 at December 31, 2000.

    -------------------------

Income tax benefit was as follows:
                                                  2000                 1999
                                          -------------------    ---------------

Current tax provisions                                $57,000          $ -
Deferred tax benefit                                (767,000)            -
                                          -------------------    ---------------

Total income tax provision (benefit)                 $710,000          $ -
                                          ===================    ===============



The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2000 and 1999 is as follows:

                                                    2000               1999
                                             -----------------    --------------

Book income before tax                              $2,734,483          $206,979
                                             =================    ==============


Income tax computed at statutory rate (34%)            929,724            70,373
Valuation allowance for AMT credit                      57,000               -
Revision of valuation allowance                    (1,231,862)          (70,373)
Rate differential                                    (464,862)              -
                                             -----------------    --------------

Total income tax provision (benefit)                $(710,000)          $   -
                                             =================    ==============



The Company has net operating loss carry forwards available for income tax purposes at December 31, 2000 are as follows:

                        Expiring
                        ---------------------

                                        2001            $170,721
                                        2002             283,675
                                        2003              99,275
                                        2004              24,065
                                        2005              72,992
                                        2006             545,898
                                        2007             327,344
                                        2008             341,837
                                        2009             249,082
                                        2010             796,287
                                        2011             847,677
                                        2012           1,264,783
                                        2013           1,524,871
                                        2014             130,716
                                                 ----------------
                                                      $6,679,223
                                                 ================

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

                                                                               Gross            Gross           Estimated
                                                                             Unrealized        Unrealized         Market
December 31, 2000                                        Amortized Cost         Gains            Losses            Value
-----------------                                       ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
  US government corporations and agencies                 $ 13,020,746         $ 195,222      $ (353,693)      $ 12,862,275
Obligations of states and political subdivisions               298,028               972            (500)           298,500
Corporate securities                                           211,000               -           (10,885)           200,115
Mortgage-backed securities
   GNMA                                                          9,006               -            (2,177)             6,829
Public utility bonds                                           199,218             3,782          (9,000)           194,000
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $13,737,998          $199,976       $(376,255)       $13,561,719
                                                        ===============    ==============    =============    ==============


December 31, 1999

US Treasury securities and obligations of
  US government corporations and agencies                 $ 10,524,992          $ 88,021      $ (828,099)       $ 9,784,914
Obligations of states and political subdivisions               297,871               -           (19,051)           278,820
Corporate securities                                           211,000               -           (25,003)           185,997
Mortgage-backed securities
   GNMA                                                         10,257               307             -               10,564
Public utility bonds                                           100,000               -           (15,450)            84,550
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $11,144,120          $ 88,328       $(887,603)       $10,344,845
                                                        ===============    ==============    =============    ==============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

                                                       December 31, 2000
                                              ----------------------------------
                                                                     Estimated
                                               Amortized Cost      Market Value
                                              ---------------    ---------------

Due in one year or less                           $ -                 $
Due after one year through five years               1,027,770          1,008,265
Due after five years through ten years              4,044,622          3,993,985
Due after ten years                                 8,656,600          8,552,640
                                              ---------------    ---------------
                                                   13,728,992         13,554,890
Mortgage-backed securities                              9,006              6,829
                                              ---------------    ---------------

                                                 $13,737,998        $13,561,719
                                              ===============    ===============
                                      E-10

    ------------------------

Proceeds from sales and maturities of investments in fixed maturity securities for the years ended December 31, 2000 and 1999 were $1,052,149 and $2,982,937, respectively. Gross gains of $1,220 and $28,119 and gross losses or write downs of $105,804 and $374 as of December 31, 2000 and 1999, respectively.

Investment in equity securities at December 31, 2000 and 1999 represents common stock investments as follows:

                                          2000                              1999
                              ------------------------------    ------------------------------
                                  Cost          Market Value     Market Value        Cost
                              -------------    --------------    ------------    -------------
  Banks, trusts and
     insurance companies            $37,147           $66,532         $ 2,423          $ 2,062

  Industrial, savings
     And loans and other            -                 -               105,700            1,250
                              -------------    --------------    ------------    -------------

                                    $37,147           $66,532        $108,123           $3,312
                              =============    ==============    ============    =============


Net investment income for the years ended December 31, 2000 and 1999 is as follows:

                                                           December 31,
                                                 ------------------------------
                                                     2000             1999
                                                 -------------    -------------

Interest on debt securities and
   cash investments                               $   908,487       $  792,116
Dividends on equity securities                            -                -
                                                 -------------    -------------

                                                      908,487          792,116
Investment expenses                                  (20,249)         (16,968)
                                                 -------------    -------------

Net investment income                                $888,238         $775,148
                                                 =============    =============


Net realized gains and losses are summarized below:

                                                          December 31,
                                                 -----------------------------
                                                     2000             1999
                                                 -------------    -------------

Debt securities                                      $  1,120          $28,399
Equity securities                                   (105,705)          -
Fixed assets                                            2,164            (654)
                                                 -------------    -------------

                                                   $(102,421)          $27,745
                                                 =============    =============

The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. The Company does not hedge investment risk through the use of derivative financial instruments. The market value of the Company's investments in debt instruments varies with changes in interest rates. A significant increase in interest rates could cause decreases in the market values of investments and have a negative effect on comprehensive income and capital.

5.  Fair Value of Financial Instruments

                                                                      2000                                  1999
                                                        ---------------- ----------------     ---------------- ----------------
                                                           Carrying           Fair               Carrying           Fair
Assets                                                      Amount            Value               Amount            Value
------                                                  ---------------- ----------------    ---------------- ----------------
Cash and Cash Equivalents
       (Note 1)                                               $ 932,816        $ 932,816   (a)   $ 1,419,619      $ 1,419,619   (a)
Investments-fixed maturity, available for sale
       (Note 4 & Note 1)                                     13,561,719       13,561,719   (b)    10,344,845       10,344,845   (b)
Investments -equity securities )
       (Note 4 & Note 1)                                         66,532           66,532   (b)         3,313            3,313   (b)
Other financial instruments-Assets                              347,160          347,160   (a)       329,018          329,018   (a)
                                                        ---------------- ----------------     ---------------- ----------------

Total financial instruments-Assets                          $14,908,227      $14,908,227         $12,096,795      $12,096,795
                                                        ================ ================     ================ ================


Liabilities

Premium deposit funds                                         $ 101,491        $ 101,491    (a)    $ 118,703        $ 118,703    (a)
Supplementary contracts without life contingencies
       (Note 1)                                                  80,295           80,295    (a)      105,120          105,120    (a)
Annuity deposits
       (Note 1)                                               2,805,220        2,805,220    (a)    2,982,839        2,982,839    (a)
                                                        ---------------- ----------------    ---------------- ----------------

Total financial instruments-Liabilities                      $2,987,006       $2,987,006          $3,206,662       $3,206,662
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

6.  Commitments and Contingencies

The Company, BNL Equity Corporation and several officers in the Company are defendants in a pending class action lawsuit alleging violation of the Arkansas Securities Act. The Arkansas Supreme Court affirmed certification of the class. Discovery is underway and the matter is set for trial October 15, 2001. The Company expects to obtain a favorable judgment in the case and believes the action is frivolous and that substantial evidence exists which directly refutes the allegations. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provisions for any liability that might result have been made in the financial statements. The Company has expended a substantial amount in legal expenses since the suit was filed in 1996. Future costs are not estimable at this time. In the opinion of management, the existing litigation is without merit and the Company intends to seek sanctions against appropriate parties to the extent permitted by law.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:

                                           2001                          177,000
                                           2002                          164,000
                                           2003                          151,000
                                           2004                          136,000
                                           Thereafter                     89,000
                                                                  --------------

                                           Total                        $717,000
                                                                  ==============

    ------------------------------------------

Related lease cost incurred for the years ended December 31, 2000 and 1999 was $218,301 and $197,175, respectively.

The Company's wholly owned insurance subsidiary might be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Cash deposits in excess of federally insured limits are approximately $476,320 at December 31, 2000.

For information regarding minimum capital requirements to maintain a license to sell in various states, see Note 2.

7.  Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.

                                                           --------------           --------------
                                                               2000                     1999
                                                           --------------           --------------
Balance at January 1                                          $2,729,175               $2,508,175
   Less reinsurance recoverable                                    -                        -
                                                           --------------           --------------
Net Balance at January 1                                       2,729,175                2,508,175
                                                           --------------           --------------


Incurred related to:
   Current year                                               22,872,405               20,829,383
   Prior years                                                 (648,816)                  113,360
                                                           --------------           --------------
Total Incurred                                                22,223,589               20,942,743
                                                           --------------           --------------

Paid related to:
   Current year                                               20,426,055               18,100,208
   Prior years                                                 2,080,359                2,621,535
                                                           --------------           --------------
Total Paid                                                    22,506,414               20,721,743
                                                           --------------           --------------

Net Balance at December 31                                     2,446,350                2,729,175
   Plus reinsurance recoverable                                     -                      -
                                                           --------------           --------------
Balance at December 31                                        $2,446,350               $2,729,175
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

The Company began marketing a Hospital Indemnity Plan in 1998 and retained 50% of the risk up through September 1, 2000. The Company discontinued the reinsurance agreement due to the favorable claims experience and currently retains 100% of the risk.

    -----------------------

Following is a summary of reinsurance for December 31, 2000 and 1999:

                                                                                                                      Percentage
                                                                Ceded To        Assumed From                           Of Amount
                                                Gross             Other            Other             Net                Assumed
December 31, 2000                               Amount          Companies         Companies         Amounts              To Net
-----------------                          ---------------    -------------    --------------     --------------     -------------
Life Insurance in force  (in thousands)         $  28,127          $ 7,722          $ -               $  20,405          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 292,961         $(3,102)          $ -               $ 296,064          0.0%
Premiums-accident and health                   34,904,579           22,723            -              34,881,856          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $35,197,540          $19,621          $ -             $35,177,920          0.0%
                                           ===============    =============    ==============     ==============     =============

December 31, 1999

Life Insurance in force  (in thousands)         $  31,213          $11,371           $ 9,986          $  29,828         33.5%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 323,302          $60,155          $ 28,617          $ 291,764          9.8%
Premiums-accident and health                   29,155,507           36,057            99,146         29,218,596          0.3%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $29,478,809          $96,212         $ 127,763        $29,510,360          0.4%
                                           ===============    =============    ==============     ==============     =============

9.  Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional one million shares have been authorized by the Board of Directors, including 500,000 shares in November 1997 and 500,000 shares in March 2000. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2000 and 1999 the Company granted 184,575 and 185,150 stock options, respectively, with an exercise price of $.50 per share. There were 935,075 stock options outstanding at December 31, 2000. No options have been exercised since inception of the plan. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $1,200 and $600 in 2000 and 1999, respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include a risk free interest rate of 5.5%, expected life of 3.0 years, expected volatility of 10.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.7 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See
Note 1.

 The Company has a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company on the open market. Stock bonuses in the amount of $100,000 were granted in 2000.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary and the Company did not contribute in 2000 or 1999.

10.  Concentrations

The majority of the Company's premium income growth and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1.

11.  Change in Accounting Estimate

Based on claims experience in 2000, the estimate of claims liability at December 31, 1999 was overstated $648,816. The over estimate of this liability has contributed a corresponding decrease in claims expense in 2000.

In 2000 the Company revised the estimated valuation allowances against its deferred tax asset. See Note 3.

12.  Subsequent Events

No events have occurred subsequent to the close of the books on December 31 2000, which have a material effect on the financial condition of the Company.

--------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Report of Independent Accountants

--------------------------------------------------------------------------------


To the Board of Directors and Shareholders
BNL Financial Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of BNL Financial Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related Consolidated Statements of Operations and Comprehensive Income, Changes in
Shareholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        /s/ Smith Carney & Co.
Oklahoma City, Oklahoma                                 SMITH, CARNEY & CO., p.c
February 10, 2001