Form 10-Q
period 2001-03-31
BNL FINANCIAL CORP
filed 2001-05-15
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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


As of March 31, 2001, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one)  Yes___ No__X__

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                           March 31,            December 31,
                                                                             2001                   2000
                                                                          (Unaudited)             (Audited)
                                                                       ------------------     ------------------

Cash and cash equivalents                                                    $ 1,518,857             $  932,816
Investments available for sale, at fair value (amortized cost
  $14,137,898;  $13,737,999; respectively)                                    14,107,085             13,561,719
Investment in equity securities, common stock
   at market  (cost $37,147; $37,147 respectively)                                80,995                 66,532
                                                                       ------------------     ------------------
               Total Investments, Including Cash and
                     Cash Equivalents                                         15,706,937             14,561,067

Accrued investment income                                                        235,867                248,297
Furniture and equipment, net                                                     384,103                374,876
Deferred policy acquisition costs                                                301,774                308,102
Policy loans                                                                      99,575                 98,863
Receivable from reinsurer                                                         29,630                 29,630
Premiums due and unpaid                                                          690,501                946,775
Income tax assets                                                                539,000                767,000
Other assets                                                                     278,955                245,661
                                                                       ------------------     ------------------

               Total Assets                                                  $18,266,342            $17,580,271
                                                                       ==================     ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                    $ 1,419,207            $ 1,392,584
   Policy claims payable                                                       2,338,350              2,446,350
   Annuity deposits                                                            2,844,563              2,805,220
   Deferred annuity profits                                                      478,474                469,623
   Premium deposit funds                                                          96,981                101,491
   Supplementary contracts without life contingencies                             73,856                 80,295
   Advanced and unallocated premium                                              457,442                656,615
   Commissions payable                                                           565,792                440,640
   Other liabilities                                                             619,635                680,528
                                                                       ------------------     ------------------

               Total Liabilities                                               8,894,300              9,073,346
                                                                       ------------------     ------------------

Commitments and contingencies (Note 4)
Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
      Authorized; 23,311,944 shares issued and outstanding                       466,239                466,239
   Additional paid-in capital                                                 14,308,230             14,308,230
   Accumulated other comprehensive income (loss)                                  19,716
                                                                                                      (140,215)
   Accumulated deficit                                                       (5,358,038)            (6,063,224)
   Treasury stock, at cost, 138,795 shares                                      (64,105)               (64,105)
                                                                       ------------------     ------------------

               Total Shareholders' Equity                                      9,372,042              8,506,925
                                                                       ------------------     ------------------

               Total Liabilities and Shareholders' Equity                    $18,266,342            $17,580,271
                                                                       ==================     ==================

------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)
------------------------------------------------------------------------------------------------------------------------------------



BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                           March 31
                                                                              ------------------------------------
                                                                                   2001                 2000
                                                                               (Unaudited)          (Unaudited)
                                                                              ---------------      ---------------
           Income:
              Premium income                                                     $ 9,497,093          $ 8,701,580
              Net investment income                                                  247,658              202,056
              Realized gains                                                             679                1,220
                                                                              ---------------      ---------------

                          Total Income                                             9,745,430            8,904,856
                                                                              ---------------      ---------------

           Expenses:
              Increase (decrease) in liability for future policy benefits             26,622             (38,128)
              Policy benefits and other insurance costs                            6,940,288            6,874,884
              Amortization of deferred policy acquisition costs                        6,328               19,244
              Operating expenses                                                   1,480,200            1,399,306
              Taxes, other than on income                                            338,807              278,900
                                                                              ---------------      ---------------

                           Total Expenses                                          8,792,245            8,534,206
                                                                              ---------------      ---------------

                           Income from Operations before
                                Income Taxes                                         953,185              370,650

              Provision for income taxes                                             248,000                   -
                                                                              ---------------      ---------------

                          Net Income                                                $705,185             $370,650
                                                                              ===============      ===============

           Net income per common share (basic and diluted)                             $0.03                $0.02
                                                                              ===============      ===============

           Weighted average number of fully
               Paid common shares                                                 23,311,944           23,311,944
                                                                              ===============      ===============

           Other comprehensive income, net of tax:
                Unrealized gains on securities:
                     Unrealized holding gain (loss) arising during
                      period                                                        $160,609             $197,386
                  Reclassification adjustment for gain (loss) included
                      in net income                                                    (678)              (1,220)
                                                                              ---------------      ---------------

                           Other comprehensive income (loss)                         159,931              196,166
                                                                              ---------------      ---------------

                           Comprehensive income (loss)                              $865,116             $566,816
                                                                              ===============      ===============



------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)
------------------------------------------------------------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                      Accumulated
                                    Common Stock                Additional                               Other
                          ------------------------------         Paid-In            Accumulated       Comprehensive     Treasury
                                Shares            Amount         Capital             Deficit             Income          Stock
                          --------------    -------------     --------------    -----------------    --------------    -------------

Balance, December 31, 1999    23,311,944         $466,239        $14,308,230         ($9,507,706)        ($897,523)        ($64,105)
                          ==============    =============     ==============    =================    ==============    =============


Accumulated other
     Comprehensive gain             -                -                 -                      -            196,166              -

Net income                          -                -                 -                  370,650              -                -
                          --------------    -------------     --------------    -----------------    --------------    -------------
Balance, March 31, 2000
(Unaudited)                   23,311,944         $466,239        $14,308,230         ($9,137,056)        ($701,357)        ($64,105)
                          ==============    =============     ==============    =================    ==============    =============

                          --------------    -------------     --------------    -----------------    --------------    -------------

Balance, December 31, 2000    23,311,944         $466,239        $14,308,230         ($6,063,223)        $(140,215)        ($64,105)
                          ==============    =============     ==============    =================    ==============    =============


Accumulated other
     comprehensive income         -                 -                  -                      -            159,931              -


Net income                        -                 -                  -                  705,185              -                -
                          --------------    -------------     --------------    -----------------    --------------    -------------
Balance, March 31, 2001
(Unaudited)                   23,311,944         $466,239        $14,308,230         ($5,358,038)           $19,716        ($64,105)
                          ==============    =============     ==============    =================    ==============    =============



















------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)
------------------------------------------------------------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                          -----------------------------------
                                                                                                2001               2000
                                                                                            (Unaudited)        (Unaudited)
                                                                                           ---------------    ---------------

Cash flows from operating activities:
     Net income                                                                                  $705,185          $ 370,650
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
            Realized gain on investments                                                            (679)            (1,220)
            Depreciation                                                                           25,083             29,708
            Amortization of deferred acquisition costs,
               Organization costs and state licenses acquired                                       7,106             20,021
            Accretion of bond discount                                                                335               (89)
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                      12,430           (41,837)
             (Increase) decrease in receivable from reinsurer
             (Increase) decrease in premiums due and unpaid                                       256,274            (7,938)
             Decrease in deferred tax asset                                                       228,000           -
             Increase (decrease) in liability for future policy benefits                           26,623           (38,128)
             Increase (decrease)in policy claims payable                                        (108,000)            274,000
             Decrease in annuity deposits and deferred profits                                     48,194           (76,841)
             Decrease in premium deposit funds                                                    (4,510)            (9,502)
             Increase (decrease) in advanced and unallocated premium                            (199,173)             44,871
             Increase in commissions payable                                                      125,152             92,288
             Other, decrease                                                                     (74,478)          (118,053)
                                                                                           ---------------    ---------------

                    Net Cash Provided by Operating Activities                                   1,047,542            537,930
                                                                                           ---------------    ---------------

Cash flows from investing activities:
     Proceeds from sales of investments                                                           500,051            151,881
     Purchase of furniture and equipment                                                         (34,310)           (16,844)
     Purchase of fixed maturity securities                                                      (899,607)          (300,000)
                                                                                           ---------------    ---------------

                     Net Cash Used In Investing Activities                                      (433,866)          (164,963)
                                                                                           ---------------    ---------------

Cash flows from financing activities:
     Net payments on supplementary contracts                                                     (27,635)            (6,086)
                                                                                           ---------------    ---------------

                      Net Cash Used In Financing Activities                                      (27,635)            (6,086)
                                                                                           ---------------    ---------------

Net increase in cash and cash equivalents                                                         586,041            366,881

Cash and cash equivalents, beginning of period                                                    932 816          1,419,618
                                                                                           ---------------    ---------------

Cash and cash equivalents, end of period                                                       $1,518,857         $1,786,499
                                                                                           ===============    ===============



------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants Report)


                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2001 and March 31, 2000 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the periods ended March 31, 2001 and March 31, 2000, and the cash flows for the periods ended March 31, 2001 and March 31, 2000.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission, for financial statements for the year ended December 31, 2000, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

Note 2.

The dental claims loss ratio was 61.9% during the first three months of 2001 compared to 68.0% for the same period in 2000. The decrease is in large part due to management's continuing efforts to control the claims loss ratio through rate strategies, modification of benefits, use of dental PPO networks and changes in marketing strategies. However, part of the decline in the loss ratio is due to an approximate $224,000 over estimation of the claims liability at December 31, 2000, which had the effect of reducing claims expense in 2001. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

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

Note 4.

Subsequent to March 31, 2001, one of the Company's subsidiaries, BNL Equity Corporation ("BNLE") entered into an agreement in principle to expand the Company's business relationship with an independent company that has a contractual relationship with the life insurance company subsidiary, Brokers National Life Assurance Company. BNLE will acquire convertible debentures and receive a marketing/consulting fee in addition to interest income on the debenture. The debenture may ultimately be converted into a controlling interest. Management believes this agreement will enhance the operations of the Company. This transaction, which would have a material impact on the financial statements in 2001 if consummated, is in the preliminary stage and is subject to additional negotiation and regulatory approval.

                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2001 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2000 and the related Consolidated Statements of Income and Comprehensive Income, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 10, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.





Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
April 30, 2001

In this section, we review the consolidated results of operations for the three months ended March 31, 2001 and 2000 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) customer response to new products and marketing initiatives: (iii) mortality, morbidity and other factors which may affect the profitability of our products; (iv) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (v) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and(vi) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

At March 31, 2001, we had liquid assets of $1,518,857 in cash, money market savings accounts and short-term certificates of deposit.

The major components of operating cash flows are premium income, annuity deposits and investment income. In the first three months of 2001, our wholly-owned subsidiary, Brokers National Life Assurance Company ("BNLAC") collected $9,895,278 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $247,658.

Our investments are primarily in U.S. Government, Government Agency and other investment grade bonds which have been marked to market and classified as available for sale. We do not hedge our investment income through the use of derivatives.

Management believes that liquid assets along with investment and premium income are sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through our wholly owned subsidiary, BNLAC. At March 31, 2001, BNLAC had statutory capital and surplus of $8,214,874. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.


Consolidated Results of Operations

Premium income for the first three months of 2001 was $9,497,093 compared to $8,701,580 for the same period in 2000. The increase of $795,513, or 9%, was due to an increase in group dental insurance premiums written.

Net investment income was $247,658 for the period ended March 31, 2001 compared to $202,056 for the same period in 2000. The increase was primarily due to an increase in the size of the investment portfolio since March 31, 2000.

Realized gains on investments were $679 for the first three months of 2001 compared to a realized gain of $1,220 for the same period in 2000. We had a minimal number of security sales or bond maturities in either quarter.

In the first three months of 2001, policy benefits and other insurance costs were $6,940,288 compared to $6,874,884 for the same period in 2000. The increase was due to an increase in commissions resulting from the increase in premium income. In the first quarter of 2001, policy benefits declined by $32,813 compared to the same period in 2000. The claims ratio on dental insurance, which represents the ratio of claims incurred to premium earned, was 61.9% during the first three months of 2001 compared to 68% for the same period in 2000.

For the period ended March 31, 2001, liability for future policy benefits expense was $26,622 compared to ($38,128) for the same period in 2000. The change of $64,750 was primarily due to a decline in lapsed life insurance policies in the first quarter of 2001.

Amortization of deferred policy acquisition costs was $6,328 and $19,244 for the first three months of 2001 and 2000, respectively. Amortization of deferred policy acquisition costs may vary in the future in relation to new life insurance sales and lapses or surrenders of existing policies.

Operating expenses were $1,480,200 in the first three months of 2001 compared to $1,399,306 for the same period in 2000. The increase of $80,894 in operating expenses was primarily due to an increase in personnel and claims administrative expense - which are attributable to the increased volume of insurance income.

Taxes, other than on income, fees and assessments were $338,807 for the first three months of 2001 compared to $278,900 for the same period in 2000. The increase was primarily due to an increase in premium taxes on the increased premiums collected.

The provision for federal income taxes in the first quarter of 2001 includes $20,000 current expense and $228,000 deferred tax expense compared to $0 for the same period in 2000.

The income from operations for the first three months of 2001 was $705,185 compared to $370,650 for the same period in 2000. Based on claim experience during 2001, the estimate of claims liability at December 31, 2000 is overstated by approximately $224,000. The over estimate for this liability has contributed a corresponding increase in income during the first quarter. The remaining increase in income was primarily due to an increase in premium income and a lower dental insurance claims ratio.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies; however, we do not enter into derivatives or other financial instruments for trading or speculative purposes. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2001 and December 31, 2000. We held various financial instruments at March 31, 2001 and 2000, consisting of financial assets and liabilities reported in our Consolidated Balance Sheets. (For additional information regarding these financial instruments, refer to Note 4 to our annual consolidated financial statements.)

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2001 and December 31, 2000 was $14,107,085 and $13,561,719, respectively.

A one percentage-point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at March 31, 2001 of $310,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first quarter of 2001 resulting from a one percentage-point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2001 totaled $80,995, or .5% of total investments and cash on a consolidated basis. The equity securities portfolio consists of primarily one stock with a beta of 1.26. If the overall stock market value changed by 10%, the value of our equity securities would be expected to change by approximately 12.6% or $10,143.

The preceding discussion of estimated fair value of our financial instruments and the sensitivity analyses resulting from hypothetical changes in interest rates are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current expectations and involve uncertainties. These forward-looking market risk disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in interest rates, foreign-exchange rates, commodity prices, or equity security prices.

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

Item 5.  Other Information.

None

Item 6. Exhibits and Reports on Form 10-Q

No exhibits or reports are being filed with this 10-Q.


(b) Reports on Form 8-K

No reports were filed for the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BNL FINANCIAL CORPORATION
                                                              (Registrant)



Date: May 11, 2001                     /s/ Wayne E. Ahart
                                       -----------------------
                                       By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: May 11, 2001                     /s/ Barry N. Shamas
                                       -----------------------
                                       By: Barry N. Shamas, Executive V.P.
                                           (Chief Financial Officer)