Form 10-Q
period 2001-06-30
BNL FINANCIAL CORP
filed 2001-08-09
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from______to_____ .
                                        -

                           Commission File No. 0-16880

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


As of June 30, 2001, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2001 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2000 and the related Consolidated Statements of Income and Comprehensive Income, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 10, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.





Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
August 8, 2001


-------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
  ASSETS
                                                                           June 30,             December 31,
                                                                             2001                   2000
                                                                          (Unaudited)             (Audited)
                                                                       ------------------     ------------------

Cash and cash equivalents                                                     $2,765,215             $  932,816
Investments available for sale, at fair value (amortized cost
  $12,537,523;  $13,737,999; respectively)                                    12,577,431             13,561,719
Investment in equity securities at market
   (cost $41,809; $37,147 respectively)                                           77,850                 66,532
                                                                       ------------------     ------------------
               Total Investments, Including Cash and                          15,420,496
                     Cash Equivalents                                                                14,561,067

Accrued investment income                                                        226,759                248,297
Furniture and equipment, net                                                     395,893                374,876
Deferred policy acquisition costs                                                283,395                308,102
Policy loans                                                                     104,187                 98,863
Receivable from reinsurer                                                         29,630                 29,630
Premiums due and unpaid                                                          738,571                946,775
Income tax assets                                                                553,000                767,000
Other assets                                                                     561,227                245,661
                                                                       ------------------     ------------------

               Total Assets                                                  $18,313,158            $17,580,271
                                                                       ==================     ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                     $1,404,484            $ 1,392,584
   Policy claims payable                                                       2,302,350              2,446,350
   Annuity deposits                                                            2,843,912              2,805,220
   Deferred annuity profits                                                      478,474                469,623
   Premium deposit funds                                                          74,793                101,491
   Supplementary contracts without life contingencies                             70,257                 80,295
   Advanced and unallocated premium                                              368,827                656,615
   Commissions payable                                                           536,086                440,640
   Other liabilities                                                             571,139                680,528
                                                                       ------------------     ------------------

               Total Liabilities                                               8,650,322              9,073,346
                                                                       ------------------     ------------------

Commitments and contingencies (Note 4)
Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
      Authorized 23,311,944 shares issued and outstanding                        466,239                466,239
   Additional paid-in capital                                                 14,313,000             14,308,230
   Accumulated other comprehensive income (loss)
                                                                                  79,185              (140,215)
   Accumulated deficit                                                       (5,189,263)            (6,063,224)
   Treasury stock, at cost; 13,695; 138,795 shares respectively                  (6,325)               (64,105)
                                                                       ------------------     ------------------

               Total Shareholders' Equity                                      9,662,836              8,506,925
                                                                       ------------------     ------------------

               Total Liabilities and Shareholders' Equity                    $18,313,158            $17,580,271
                                                                       ==================     ==================
--------------------------------------------------------------------------------
            (See accompanying notes and Independent Accountants' Report)
--------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30                               June 30
                                                            ----------------------------------    --------------------------------

                                                                2001               2000              2001               2000
                                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                           ---------------    ---------------    --------------    ----------------
Income:
Premium income                                                 $ 9,333,402        $ 8,770,015       $18,830,495         $17,471,595
Net investment income                                              248,820            202,685           496,478             404,741
Realized gains                                                      10,964                800            11,643               2,020
                                                           ---------------    ---------------    --------------    ----------------


Total Income                                                     9,593,186          8,973,500        19,338,616          17,878,356
                                                           ---------------    ---------------    --------------    ----------------


Expenses:
Increase (decrease) in liability for future policy benefits        (14,722)           (58,324)            11,900            (96,452)
Policy benefits and other insurance costs                        7,537,993          6,579,710        14,478,281          13,454,594
Amortization of deferred policy acquisition costs                   18,379              4,265            24,707              23,509
Operating expenses                                               1,628,444          1,383,121         3,108,644           2,782,427
Taxes, other than on income                                        250,317            270,018           589,124             548,918
                                                           ---------------    ---------------    --------------    ----------------


Total Expenses                                                   9,420,411          8,178,790        18,212,656          16,712,996
                                                           ---------------    ---------------    --------------    ----------------


Income from Operations before
       Income Taxes                                                172,775            794,710         1,125,960           1,165,360

Provision for income taxes                                           4,000                 -            252,000               -
                                                           ---------------    ---------------    --------------    ----------------


Net Income                                                        $168,775           $794,710          $873,960          $1,165,360
                                                           ===============    ===============    ==============    ================


Net income per common share (basic and diluted)                      $0.01              $0.03             $0.04               $0.05
                                                           ===============    ===============    ==============    ================


Weighted average number of fully
  paid common shares                                            23,311,944         23,311,944        23,311,944          23,311,944
                                                           ===============    ===============    ==============    ================


Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during
     period                                                       $ 70,433          ($35,464)          $231,043            $161,922
Reclassification adjustment for gain (loss) included
     in net income                                                (10,964)              (800)          (11,643)             (2,020)
                                                           ---------------    ---------------    --------------    ----------------


Other Comprehensive Income (Loss)                                   59,469           (36,264)           219,400             159,902
                                                           ---------------    ---------------    --------------    ----------------


Comprehensive Income                                              $228,244           $758,446       $ 1,093,360         $ 1,325,262
                                                           ===============    ===============    ==============    ================



--------------------------------------------------------------------------------
            (See accompanying notes and Independent Accountants' Report)
--------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------




                                                                                                       Accumulated
                                     Common Stock                 Additional                             Other
                            --------------------------------      Paid-In          Accumulated        Comprehensive       Treasury
                               Shares            Amount           Capital             Deficit             Income            Stock
                            -------------    -------------     --------------    -----------------    --------------   -------------

Balance, December 31, 1999     23,311,944         $466,239        $14,308,230         ($9,507,706)        ($897,523)       ($64,105)
                           ==============    =============     ==============    =================    ==============   =============
Accumulated other
  Comprehensive gain               -                -                  -                 -                   159,902           -
Net income                         -                -                  -                 1,165,360                -            -
                           --------------    -------------     --------------    -----------------    --------------   -------------
Balance, June 30, 2000
(Unaudited)                    23,311,944         $466,239        $14,308,230         ($8,342,346)        ($737,621)       ($64,105)
                           ==============    =============     ==============    =================    ==============   =============



                           --------------    -------------     --------------    -----------------    --------------   -------------

Balance, December 31, 2000     23,311,944         $466,239        $14,308,230         ($6,063,223)        $(140,215)       ($64,105)
                           ==============    =============     ==============    =================    ==============   =============

Accumulated other
     Comprehensive income          -                -                  -                    -                219,400           -
Sale of treasury stock             -                -                   4,770               -                     -          57,780
Net income                         -                -                  -                 873,960                  -            -
                           --------------    -------------     --------------    -----------------    --------------   -------------
Balance, June 30, 2001
(Unaudited)                    23,311,944         $466,239        $14,313,000         ($5,189,263)           $79,185        ($6,325)
                           ==============    =============     ==============    =================    ==============   =============







--------------------------------------------------------------------------------
        (See accompanying notes and Independent Accountants' Report)
--------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                        -------------------------------------
                                                                                              2001                2000
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------

Cash flows from operating activities:
     Net income                                                                                 $873,960         $ 1,165,360
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
            Realized gain on investments                                                        (11,643)             (2,020)
            Decrease in deferred tax asset                                                       214,000            -
            Depreciation                                                                          54,262              60,937
            Amortization of deferred acquisition costs,
            Organization costs and state licenses acquired                                        26,261              25,063
            Accretion of bond discount                                                               750                 887
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                     21,538            (22,646)
             Decrease in premiums due and unpaid                                                 208,204              74,634
             Increase (decrease) in liability for future policy benefits                          11,900            (96,452)
             Decrease in policy claims payable                                                 (144,000)           (426,000)
             Increase (decrease) in annuity deposits and deferred profits                         47,543           (150,299)
             Decrease in premium deposit funds                                                  (26,698)             (8,685)
             Increase (decrease) in advanced and unallocated premium                           (287,788)              87,592
             Increase in commissions payable                                                      95,446              93,201
             Other, decrease                                                                   (410,639)           (135,823)
                                                                                        -----------------    ----------------

                    Net Cash Provided by Operating Activities                                    673,096             665,749
                                                                                        -----------------    ----------------

Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                            -                         800
     Proceeds from sales of fixed maturity securities                                          2,100,593             152,058
     Proceeds from sales of equity securities                                                     92,932            -
     Purchase of furniture and equipment                                                        (75,279)            (33,015)
     Purchase of fixed maturity securities                                                     (899,607)         (1,050,000)
     Purchase of equity securities                                                              (90,652)            -
                                                                                        -----------------    ----------------

                     Net Cash Provided by (Used In) Investing Activities                       1,127,987           (930,157)
                                                                                        -----------------    ----------------

Cash flows from financing activities:
     Sale of Treasury Stock                                                                       62,550            -
     Net payments on supplementary contracts                                                    (31,234)            (12,245)
                                                                                        -----------------    ----------------

                      Net Cash Provided By (Used In) Financing Activities                         31,316            (12,245)
                                                                                        -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                           1,832,399           (276,653)

Cash and cash equivalents, beginning of period                                                   932 816           1,419,618
                                                                                        -----------------    ----------------

Cash and cash equivalents, end of period                                                      $2,765,215          $1,142,965
                                                                                        =================    ================


-------------------------------------------------------------------------------
         (See accompanying notes and Independent Accountant's Report)

-------------------------------------------------------------------------------

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------


Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2001 and June 30, 2000 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the periods ended June 30, 2001 and June 30, 2000, and the cash flows for the periods ended June 30, 2001 and June 30, 2000.

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

Note 2.

The dental claims loss ratio was 65.9% during the first six months of 2001 compared to 68.3% for the same period in 2000. The decrease is in large part due to management's continuing efforts to control the claims loss ratio through rate strategies, modification of benefits, use of dental PPO networks and changes in marketing strategies. However, part of the decline in the loss ratio is due to an approximate $162,000 over-estimation of the claims liability at December 31, 2000, which had the effect of reducing claims expense in 2001. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

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

The Company retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. On March 3, 1998, the plaintiffs filed a Second Amended Class Action Complaint, in which they dropped certain claims, including allegations of common law fraud, fraudulent concealment, tolling of the statute of limitations, and the request for punitive damages. On May 19, 1998 the plaintiffs filed a Third Amended Class Action Complaint in which they assert only a claim under the Arkansas Securities Act.

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

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 4.

On July 25, 2001, one of the Company's subsidiaries, BNL Equity Corporation ("BNLE") entered into an agreement to expand the Company's business relationship with EPSI Benefits Inc. ("EBI") a Texas Corporation. EBI is the parent company of Employer Plan Services Inc. ("EPSI") which provides dental claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLAC loaned BNLE a sum of $1,457,407, with interest accruing on the outstanding balance of such at 7.5% per year. BNLE loaned EBI $1,357,407 to purchase 51% of the common stock of EBI, which was owned by EBI's majority stockholder. The common stock was retired as treasury stock. BNLE will use the additional $100,000 of the loan to pay expenses incurred in connection with the negotiation and execution of the agreement. BNLAC pledged $335,000 of bonds to secure the operating line of credit of EPSI in conjunction with this transaction.

The loan from BNLE to EBI will be repaid through the issuance by EBI of a convertible debenture, which BNLE can convert into 51% of EBI common stock at any time. Until and unless the debenture is converted, the loan will be repaid in accordance with the Convertible Debenture Agreement. BNLE will also receive a marketing fee from EBI.

Note 5.

Investment in equity securities includes an $8,104 investment in call options on common stock held for trading purposes. These are stated at cost, which approximates market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In this section, we review the consolidated results of operations for the six months ended June 30, 2001 and 2000 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) customer response to new products and marketing initiatives: (iii) mortality, morbidity and other factors which may affect the profitability of our products; (iv) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (v) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and (vi) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

At June 30, 2001, we had liquid assets of $2,765,215 in cash, money market savings accounts, government agency discount notes and short-term certificates of deposit.

The major components of operating cash flows are premium income, annuity deposits and investment income. In the first six months of 2001, BNLAC collected $18,906,354 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $496,478.

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

Our insurance operations are conducted through BNLAC. At June 30, 2001, BNLAC had statutory capital and surplus of $8,409,381. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2001 was $9,333,402 compared to $8,770,015 for the second quarter of 2000. For the first six months of 2001 premium income was $18,830,495 compared to $17,471,595 for the same period in 2000. The increase of 6% for the second quarter and 8% for the first six months was due to an increase in group dental insurance premiums written.

Net investment income was $248,820 for the second quarter of 2001 compared to $202,685 for the second quarter of 2000. Net investment income was $496,478 for the period ended June 30, 2001 compared to $404,741 for the same period in 2000. The 23% increase for the second quarter and first six months was primarily due to an increase in the amount of investments purchased from the cash generated from operations.

Realized gains on investments were $10,964 for the second quarter of 2001 and $11,643 for the first six months of 2001 compared to a realized gain of $800 for the second quarter of 2000 and $2,020 for the first six months of 2000. The increase for both periods in 2001 was primarily due to gains on the sale of common stock during the second quarter.

For the second quarter of 2001, liability for future policy benefits was ($14,722) compared to ($58,324) for the same period in 2000. For the six-month period ended June 30, 2001, liability for future policy benefits expense was $11,900 compared to ($96,452) for the same period in 2000. The change of $43,602 and $108,352 for the second quarter and first six months, respectively, were primarily due to a decline in lapsed life insurance policies over both periods in 2001.

Policy benefits and other insurance costs for the second quarter of 2001 were $7,537,993 compared to $6,579,710 for the second quarter of 2000. The claims ratio on dental insurance, which represents the ratio of claims incurred to premium earned, was 70.0% for the second quarter of 2001 compared to 68.5% for the second quarter in 2000. In the first six months of 2001, policy benefits and other insurance costs were $14,478,281 compared to $13,454,594 for the same period in 2000. The increase for the second quarter and first six months were due in part to an increase in commissions resulting from the increase in premium income. In the first half of 2001, policy benefits increased by $873,401 compared to the same period in 2000. The claims ratio during the first six months of 2001 was 65.9% compared to 68.3% for the same period in 2000. Based on claim experience during 2001 and 2000, the estimate of claims liability at December 31, 2000 and December 31, 1999 was overstated by approximately $162,000 and $513,000, respectively. The over estimates for this liability contributed a corresponding decrease in expense during the first six months of 2000 and 2001.

Amortization of deferred policy acquisition costs was $18,379 and $4,265 for the second quarter and $24,707 and $23,509 for the first six months of 2001 and 2000, respectively. Amortization of deferred policy acquisition costs vary in relation to new life insurance sales and lapses or surrenders of existing policies.

For the second quarter of 2001 operating expenses were $1,628,444 compared to $1,383,121 for the same period in 2000. Operating expenses were $3,108,644 in the first six months of 2001 compared to $2,782,427 for the same period in 2000. The increase for both periods in operating expenses was primarily due to an increase in personnel and legal fees expense.

Taxes, other than on income, fees and assessments, were $250,317 for the second quarter of 2001 compared to $270,018 for the second quarter of 2000. The decrease was primarily due to a refund of premium taxes received in the second quarter of 2001. Taxes, other than on income, fees and assessments were $589,069 for the first six months of 2001 compared to $548,917 for the same period in 2000. The increase for the year was primarily due to an increase in premium taxes on the increased premiums collected.

The provision for federal income taxes in the second quarter of 2001 includes $20,000 current expense and ($16,000) deferred tax expense compared to a $0 tax provision in the second quarter of 2000. The provision for federal income taxes in the first half of 2001 includes $38,000 current expense and $214,000 deferred tax expense compared to $0 for the same period in 2000. The increase is due to the recognition of a deferred tax asset, subsequent to June 30, 2000.

Income from operations for the second quarter of 2001 was $168,775 compared to $794,710 for the same period in 2000. The decrease of $625,935 was primarily due to the increase in policy benefits expense for the quarter. The income from operations for the first six months of 2001 was $1,125,960 compared to $1,165,360 for the same period in 2000. Based on claim experience during 2001 and 2000, the estimate of claims liability at December 31, 2000 and December 31, 1999 was overstated by approximately $162,000 and $513,000, respectively. The over estimates for this liability contributed a corresponding increase in income during both periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2001 and December 31, 2000. We held various financial instruments at June 30, 2001 and 2000, consisting of financial assets reported in our Consolidated Balance Sheets. (For additional information regarding these financial instruments, refer to Note 4 to our annual consolidated financial statements.) In the second quarter of 2001 we invested $8,104 in call options for common stock for trading purposes. Our risk on this investment is limited to our cost.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2001 and December 31, 2000 was $12,577,431 and $13,561,719, respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at June 30, 2001 of $310,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first half of 2001 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2001 totaled $77,850, or .5% of total investments and cash on a consolidated basis. The equity securities portfolio consists primarily of one stock with a beta of 1.26. If the overall stock market value changed by 10%, the value of our equity securities would be expected to change by approximately 12.6% or $10,143.

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

The Company retained the firm of Friday, Eldredge & Clark, Little Rock, Arkansas, to handle the defense of the action on behalf of all defendants. On March 3, 1998, the plaintiffs filed a Second Amended Class Action Complaint in which they dropped certain claims, including allegations of common law fraud, fraudulent concealment, tolling of the statute of limitations, and the request for punitive damages. On May 19, 1998 the plaintiffs filed a Third Amended Class Action Complaint in which they assert only a claim under the Arkansas Securities Act.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on June 13, 2001, in Little Rock, Arkansas. At the annual meeting, the following individuals were elected to the Company's Board of Directors. The number of shares voted for each director is set forth next to his name.

Wayne E. Ahart           (13,132,946)     Eugene A. Cernan       (13,131,770)      James A. Mullins            (13,135,850)
C. Donald Byrd           (13,132,946)     Hayden Fry             (13,116,068)      C. James McCormick          (13,128,470)
Kenneth Tobey            (13,135,550)     John Greig             (13,135,349)      Robert R. Rigler            (13,131,350)
Barry N. Shamas          (13,134,248)     Roy Keppy              (13,127,270)      Chris Schenkel              (13,128,470)
Cecil Alexander          (13,131,770)     Roy Ledbetter          (13,135,850)      L.Stanley Schoelerman       (13,135,550)
Richard Barclay          (13,135,850)     John E. Miller         (13,135,850)      Orville Sweet               (13,134,350)

A total of 83,268 shares were withheld from all directors. The shareholders also ratified the selection of Smith, Carney & Co. p.c. as the Company's independent auditor for the fiscal year 2001. 13,104,029 shares were voted in favor of ratifying such selection of independent auditor, 25,815 were voted against, and 95,274 shares abstained from voting on the matter.

Item 5.  Other Information.

On July 25, 2001, one of the Company's subsidiaries, BNL Equity Corporation ("BNLE") entered into an agreement to expand the Company's business relationship with EPSI Benefits Inc. ("EBI") a Texas Corporation. EBI is the parent company of Employer Plan Services Inc. ("EPSI") which provides dental claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLAC loaned BNLE a sum of $1,457,407, with interest accruing on the outstanding balance of such at 7.5% per year. BNLE loaned EBI $1,357,407 to purchase 51% of the common stock of EBI, which was owned by EBI's majority stockholder. The common stock was retired as treasury stock. BNLE will use the additional $100,000 of the loan to pay expenses incurred in connection with the negotiation and execution of the agreement. BNLAC pledged $335,000 of bonds to secure the operating line of credit of EPSI in conjunction with this transaction.

The loan from BNLE to EBI will be repaid through the issuance by EBI of a convertible debenture, which BNLE can convert into 51% of EBI common stock at any time. Until and unless the debenture is converted, the loan will be repaid in accordance with the Convertible Debenture Agreement. BNLE will also receive a marketing fee from EBI.

Item 6. Exhibits and Reports on Form 10-Q.
------------ -------------------------------------------------------------------------- -----------------------------------------
             Loan and stock retirement agreement dated July 25, 2001 between BNL
10.1         Equity Corporation and EPSI Benefits Inc. in order to acquire              Filed herewith as Exhibit 10.1
             controlling interest in EPSI Benefits Inc.
------------ -------------------------------------------------------------------------- -----------------------------------------


(b) Reports on Form 8-K.

No reports were filed for the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BNL FINANCIAL CORPORATION
                                                         (Registrant)



Date: August 08, 2001                      /s/ Wayne E. Ahart
                                           ------------------
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: August 08, 2001                      /s/ Barry N. Shamas
                                           --------------------
                                      By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)

Exhibit 10.1

                           STOCK RETIREMENT AGREEMENT

         This Stock Retirement Agreement ("Agreement") is made and entered into this 25th day of July, 2001, among A. Hardy Roper ("Seller"), EPSI Benefits, Inc. ("EBI"), Lyndon Smith ("Smith") and Sally Dwyer ("Dwyer") (collectively the "Shareholders") and BNL Equity Corporation ("BNLE").

                                    RECITALS

         Seller is the owner of 510 shares of the capital stock of EBI which constitutes 51% of the issued and outstanding capital stock of EBI (the "Shares") and desires to sell the Shares to EBI so that they can be retired. The Shares constitute control of EBI. Upon the purchase and retirement of the Shares, the Shareholders will be the owners of all of the outstanding shares of the capital stock of EBI ("Shareholders Shares"). BNLE has agreed to loan EBI the sum of $1,357,407 to be used for the purchase and retirement of the Shares by EBI. In addition, BNLE has agreed to guarantee a loan to EBI and/or its wholly-owned subsidiary, Employers Plan Services, Inc. ("EPSI"), in the amount of $250,000 for the upgrading of EPSI's internet capabilities to comply with the federal Health Insurance Portability Accountability Act of 1996.

         NOW THEREFORE, in consideration of the sum hereinafter stated, mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the sufficiency of which is hereby acknowledged, Seller, EBI, the Shareholders and BNLE agree as follows:

                                    SECTION 1

                                 PURCHASE PRICE

         1.1. Sale and Purchase of Shares. Subject to and upon the terms and conditions of this Agreement, at the Closing (as hereinafter defined) the Seller shall sell, transfer, assign and deliver the Shares to EBI and EBI shall purchase and acquire the Shares from Seller for the total sum of $1,357,407 ("Purchase Price"). Such Shares shall be free and clear of all liens, charges, encumbrances, security interests and claims of whatever kind or nature.

        1.2. Payment of the Purchase Price. The Purchase Price shall be paid in cash at the Closing, by wire transfer or such other method as shall be acceptable to Seller as designated by him prior to the Closing.

         1.3 Closing Date Balance Sheet. The Shareholders shall cause to be delivered an unaudited balance sheet and income statement of EBI and Employers Plan Services, Inc., EBI's wholly- owned subsidiary, ("EPSI"), as of the close of business on the day preceding the closing date (the "Closing Date Balance Sheet"). The Closing Date Balance Sheet of EBI shall be prepared on the same basis as the February 28, 2001 EBI consolidated Financial Statement attached as
Schedule 3.1.10.

                                    SECTION 2

                              EMPLOYMENT AGREEMENT

         2.1. Employment Agreement. At the Closing, the Seller and EBI shall enter into an Employment Agreement in substantially the form of Exhibit A attached hereto. The term of the Employment Agreement shall be forty-eight (48) months. EBI shall pay Seller the sum of $36,000 per year during the term of the Employment Agreement payable in the manner provided therein. The Seller and his dependent spouse shall be included in the health insurance program of EBI which EBI provides for its employees throughout the term of the Employment Agreement at the sole cost of EBI.

                                    SECTION 3

                         REPRESENTATIONS AND WARRANTIES

         3.1. Representations and Warranties of Seller. Seller (based upon Seller's knowledge, except Section 3.1.14) and the Shareholders represent and warrant to EBI and BNLE, as applicable, that:

         3.1.1. Due Incorporation. Each of EBI and EPSI is a business corporation duly incorporated, validly existing and in good standing under the laws of the State of Texas.

         3.1.2. Due Qualification. EBI and EPSI are each duly qualified and licensed to do business, EBI as an insurance agent, and EPSI as a third party administrator, and in good standing in all states in which either is doing business. Neither EBI nor EPSI is doing business in any state except as shown on
Schedule 3.1.2 or except where the failure to be so qualified would not have a material adverse effect on either EBI or EPSI. Neither EPSI nor EBI has ever had its insurance or other required license to do business revoked, suspended, or not renewed, and there is no fact or condition known to Seller that could result in the revocation, suspension, or non-renewal of its license.

         3.1.3. Subsidiaries. EPSI is the only subsidiary owned by EBI. EPSI has no subsidiaries and does not own beneficially or of record any capital stock or equity interest or investment in any corporation, association, partnership, joint venture or other business entity (other than securities acquired in the ordinary course of business for its investment portfolio).

         3.1.4. Capitalization. EBI's authorized capital stock consists solely of One Hundred Thousand (100,000) shares of Common Stock, $1.00 par value per share (the "Authorized Shares"), of which One Thousand (1,000) shares are issued and outstanding (the "Outstanding Shares"). Seller owns beneficially and of record 510 shares or 51% of the Outstanding Shares. The Shareholders own in equal portions the remaining 490 shares (49%) of the outstanding Shares. The Shares (a) have been duly authorized and validly issued, (b) are fully paid and non-assessable, and (c) to the knowledge of the Shareholders, have been offered, issued, sold and delivered by EBI in compliance with, or pursuant to, exemptions from applicable Federal and state securities laws. EBI has no intention to issue any additional shares of its Authorized Shares.

         3.1.5. Binding Obligations. This Agreement and each other
document hereby contemplated to be executed by Seller will, upon such execution, constitute a legal, valid and binding obligation of Seller enforceable against Seller in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, moratorium or other similar laws affecting the enforcement of creditors' rights generally or by general equitable principles.

         3.1.6. No Violation; Required Consents and Approvals. Except as would not result in a material adverse change to either EBI or EPSI, neither the execution of this Agreement nor any other document hereby contemplated to be executed by the Seller, nor the consummation of the transactions contemplated hereby, nor compliance by the Seller with any of the provisions hereof, will (a) violate, conflict with or result in a breach of any provision of any stockholders' agreement, buy-sell agreement, stock transfer restriction agreement, or any other agreement, license, the Articles of Incorporation, or the By-Laws of EBI, (b) result in a default, or give rise to any right of termination, cancellation, or acceleration, under any of the terms, conditions or provisions of any agreement, or other instrument or obligation to which EBI or EPSI is a party, or by which EBI or EPSI may be bound,

(c)to the knowledge of the Shareholders, violate any statute, rule, regulation, judgment, order, writ, injunction, or decree of any court or governmental authority having jurisdiction over EBI or EPSI or their properties, or (d) cause, or give any creditor grounds to cause (with or without notice, the passage of time, or both) the maturity of any liability or obligation of EBI to be accelerated or increased.

         3.1.7. Litigation. There are no actions, suits, claims, investigations or proceedings pending or, to the knowledge of the Shareholders, threatened against or involving EBI or EPSI (or in respect to the Shares) before any court, administrative agency or other body, and no order, writ, injunction, judgment, decree or similar command of any court, governmental agency or instrumentality is presently in effect or has been entered against and served upon EBI or EPSI. To the knowledge of the Shareholders there are no grounds or bases for any such action, suit, claim, investigations or proceeding against or involving EBI or EPSI (or in respect to the Shares).

         3.1.8. Compliance with Law. EBI and EPSI are each in in all material respects with all applicable laws, regulations and other requirements of governmental authorities having jurisdiction over EBI and EPSI.

         3.1.9. Title to Assets. Except as disclosed on Schedule 3.1.9, EBI and EPSI each have good and marketable title to all of their assets and properties, tangible and intangible, free and clear of all liens, mortgages, leases, pledges, security interests, conditional sale agreements, charges, claims, options and other encumbrances of any kind or nature whatsoever other than liens for property taxes not yet due and payable. A listing of all customer contracts of EBI and EPSI containing the name of each customer, expiration dates and estimated annual proceeds is attached hereto as Schedule 3.1.9. Seller knows of no circumstances that would indicate an intention of any of such customers to cancel its contract. Excepting assets disposed of in the ordinary course of business, all assets reflected in the February 28, 2001 EBI Consolidated
Financial Statement are in the direct or indirect possession of EBI. No other person has a right to possession to all or any part of such assets.

                  3.1.10. Financial Condition. EBI has prepared cash basis management-use unaudited financial statements for its fiscal years ended March 31, 1999, 2000 and 2001 and the interim period through April 30, 2001. EPSI has prepared cash
                                        4
basis management-use unaudited financial statements for its fiscal years ended August 31, 1999 and 2000, and interim periods through April 30, 2001. EBI and EPSI have delivered these financial statements (all of which include balance sheets and income statements) (the "EBI and EPSI Financial Statements") to BNLE. The Financial Statements are complete and correct in all material respects, have been prepared on a basis consistent with that of prior periods, and present fairly the financial condition and results of operations of EBI and EPSI on a cash basis for the periods indicated.

         In addition, EBI has prepared a consolidated balance sheet at February 28, 2001, and related consolidated statements of loss and retained earnings and cash flows for the eleven months then ended, attached as Schedule 3.1.10 (the "February 28, 2001 EBI Consolidated Financial Statements"). The February 28, 2001 Consolidated Financial Statements are correct and complete in all material respects, and present fairly the financial position of EBI and EPSI as of February 28, 2001 and the results of their operations and cash flows for the eleven months then ended, in conformity with generally accepted accounting principles. Except as set forth in the February 28, 2001 EBI Consolidated Financial Statements and since the date of the February 28, 2001 EBI Consolidated Financial Statement:

                           (1) EBI and EPSI do not have any debts, liabilities
                  or obligations of any nature, whether accrued, absolute, contingent, or otherwise, due or to become due except for debts, liabilities and obligations which have arisen in the ordinary course of business and which do not exceed $10,000 in the aggregate;

                           (2) EBI and EPSI have not, except in the ordinary and
                  usual course of business, allowed or caused to be sold, conveyed, encumbered, discounted with or without recourse or otherwise transferred any of their assets or waived, released, cancelled or agreed to waive, release or cancel any debts or claims owing to or in favor of EBI or EPSI;

                           (3) EBI and EPSI have not (i) caused any dividend to
                  be paid or declared or caused any distribution to be made on the Shares, (ii) redeemed or agreed to redeem any of their capital stock (other than this agreement); or (iii) entered into any transaction except in the ordinary and usual course of business;

                           (4) The assets and businesses of EBI and EPSI have
                  been maintained and operated in substantially the same manners during the periods covered by any EBI and EPSI Financial Statements, and EBI and EPSI have maintained their books and records in a manner that fairly, accurately, consistently, and correctly presents their income, expenses, assets and liabilities, absolute and contingent;

                           (5) There has been no material adverse change in the
                  business, operations, assets, properties or rights, prospects or condition (financial or otherwise) of EBI or EPSI or any occurrence, circumstance, or condition thereof which could reasonably be expected to result in any such material adverse change;

                           (6) There has not been any increase in amounts
                  payable by EBI or EPSI to, or for the benefit of, or committed to, or paid by EBI or EPSI to or for the benefit of the Seller or any director, officer, consultant, agent or employee, in any capacity, of EBI or EPSI, or in any benefits granted under any bonus, stock option, profit sharing, pension, retirement, deferred compensation, insurance, or other direct or indirect benefit plan, payment or arrangement made to, for the benefit of, or with the Seller, or any director, officer, agent, consultant or employee in any capacity;

                           (7) EBI and EPSI have not borrowed or entered into
                  any agreement to borrow funds (except in connection with this transaction), incurred any other obligation or liability, contingent or otherwise (except current liabilities incurred in the ordinary course of business) and which do not exceed the sum of $10,000 in the aggregate, or made any endorsement, assumption or guarantee of payment or performance of any loan or obligation of any other individual, firm, corporation or other entity;

                           (8) EBI and EPSI have not purchased or entered into
                  any agreement to purchase assets, nor has EBI or EPSI leased or entered into any agreement to lease, as lessee, any assets;

                           (9) EBI and EPSI have not made any loan or advance to any individual, firm, corporation or other entity;

                           (10) EBI and EPSI have not made any modification, waiver, change, amendment, release, rescission or termination of, or accord and satisfaction with respect to any term, condition, or provision of any contract, agreement, license or other instrument to which EBI or EPSI is a party (including, without limitation, any contracts), other than any satisfaction by performance in accordance with the terms thereof in the ordinary and usual course of business; and

                           (11) EBI and EPSI have paid all taxes, charges and
                  assessments as and when due, have made all debt service payments (if any) when contractually due and payable and have paid all accounts payable and other liabilities on a current basis.

                  3.1.11. Employees; Welfare and Benefit Plans. Each of EBI and EPSI has paid or has reflected on its books or on the February 28, 2001 EBI Consolidated Financial Statement a liability for the payment of all salaries, wages and benefits accrued to or for the benefit of its employees and former employees, and has complied in all material respects with all applicable laws, rules and regulations relating to employment or labor, including those relating to wages, hours, benefits, terms and conditions of employment, collective bargaining and the payment and withholding of taxes. Except as attached hereto as Schedule 3.1.11, neither EBI nor EPSI is a party to or bound by any oral or written (a) employee collective bargaining agreement, consulting agreement, deferred compensation agreement, confidentiality agreement, or non- competition agreement, or (b) employees' pension, profit sharing, stock option, bonus, incentive, stock purchase, welfare, life insurance, hospital or medical benefit plan. All obligations of EBI and EPSI applicable to their former employees, whether arising by operation of law, by contract, past custom or otherwise, for payments by EBI or EPSI to trusts or other funds or to any governmental authority with respect to unemployment, compensation benefits, social security benefits or any other benefits for its employees (other than benefits under qualified pension or profit-sharing plans as described below) with respect to employment of such employees have been paid or fully provided for on the books of EBI and EPSI. All qualified pension or profit-sharing plans to which EBI or EPSI contributed or in which any of the employees of EBI or EPSI participated or were eligible to participate, were established, qualified, administered and/or terminated in accordance with the Employee Retirement Income Tax Security Act of 1974, as amended ("ERISA"), and the regulations promulgated thereunder as was any other plan of

EBI or EPSI subject to ERISA. With respect to each such qualified pension or profit-sharing plans: (c) neither EBI nor EPSI, nor any of their respective directors or employees nor any "parties in interest" nor "disqualified person," as such terms are defined in Section 3 of ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the "IRC"), respectively, has, with respect to any of said plans engaged in a "prohibited transaction" as such term is defined in Section 4975 of the IRS or Section 407 of ERISA, which could subject EBI or EPSI, or Seller and/or their affiliates, any of their respective directors or employees or any of such qualified pension or profit-sharing plans to any taxes or penalties on prohibited transactions under Section 4975 of the IRC or Section 502(i) of ERISA; (d) none of the plans that were defined benefit plans within the meaning of Section 3(35) of ERISA or related trusts thereunder, were terminated subsequent to September 2, 1974, nor have there been any "reportable events" within the meaning of Section 4043(b) of ERISA since such date except for such events which might be caused by general extensions of reporting dates or similar extensions granted by the United States Department of Labor; (e) EBI and EPSI has each made all contributions to each such plan required to be made under the terms of such plan(s), as well as all contributions required to be made in order to satisfy the minimum funding standards of Section 302 of ERISA and Section 412 of the IRC to the extent such standards are applicable; (f) where applicable, each such plan sponsored by EBI or EPSI has received a determination letter as to its continued qualification under the IRC, as amended by ERISA, and a copy of each such determination letter has been delivered to EBI and BNLE and there is no event which has occurred with respect to such plans which would result in or serve as the basis for a loss of such qualification;
(g) neither EBI nor EPSI has or expects to incur any liability to the Pension Benefit Guaranty Corporation; (h) EBI and EPSI have each administered such plans in compliance with the reporting and disclosure requirements applicable thereto under ERISA, the IRC and any other federal, state or local law; (i) all required contributions to such employee benefit plans have been made, and EBI and EPSI each have no liability with respect to any such employee benefit plans; and (j) there are no actions, suits or claims pending, or, threatened, against any such plan or against the assets of such plan. None of such employee benefit plans, nor any related trusts thereunder, were or are subject to any pending investigation, examination or other proceeding initiated by the Internal Revenue Service, the United States Department of Labor, the Pension Benefit Guaranty Corporation, or any other federal or state agency or instrumentality.
                    8

               3.1.12. Contracts. Neither EBI nor EPSI is a party to, and neither EBI nor EPSI nor any of their properties are subject to any contract, agreement, lease, commitment, undertaking, agreement or obligation, written or oral except as set forth in Schedule 3.1.12.


                  3.1.13. Environmental Matters. EBI and EPSI, respectively, are and have been in compliance in all material respects with any and all federal, state, and other governmental environmental laws. To the knowledge of the Shareholders, there is no liability or obligation with respect to any environmental law to any person or entity.

                  3.1.14. Taxes. All federal, state, local and foreign returns, reports and filings of EBI and EPSI for all taxes (as hereinafter defined) required to be filed on or before the date hereof have been duly filed on or before the relevant due date, as such date may have been extended, and all taxes shown as due thereon have been determined in accordance with all applicable laws, rules and regulations and have been paid except as detailed on Schedule
3.1.14. The Seller and/or EBI and EPSI have delivered to BNLE copies of EBI's and EPSI's federal income tax returns, including any amended returns, together with all accompanying schedules and forms, filed for three (3) taxable periods ending on or before the date hereof. All taxes, assessments, fees, deficiencies and other governmental charges relating to EBI and EPSI and their properties, assets and income on which they are required to pay or withhold on behalf of their employees or any third party, such taxes, assessments, fees, deficiencies and other governmental charges have been paid or have been set forth as liabilities on Schedule 3.1.14. No action has been taken, or not taken, by EBI, EPSI, the Seller, or any affiliate thereof that may result in any increase in the tax liability of EBI or EPSI with respect to any taxable period ending before, on or after the Closing (with respect to periods commencing prior to the Closing). The permanent books and records of EBI or EPSI have been maintained so as to reflect the operations of EBI or EPSI through the Closing. There are no amounts of taxes, assessments, fees, deficiencies or other governmental charges for which EBI or EPSI may be assessed or otherwise liable for any periods ending on, with or before Closing except for amounts detailed on Schedule 3.1.14. There are no (i) actions, suits, proceedings, investigations or claims now pending or, to the knowledge of the Seller and Shareholders, threatened against EBI or EPSI in respect of taxes asserted by
                                9
any governmental authority, or (ii) agreements, waivers or other arrangements providing for an extension of time with respect to the filing of any tax return by, or the assessment or payment of taxes, governmental charges or deficiencies against, EBI or EPSI. Any liability due to a breach of this Section 3.1.14 shall be borne equally among Seller, Dwyer and Smith.

                  3.1.15. Conflicting Interests. Except as described in Schedule 3.1.15, neither EBI nor EPSI have any indebtedness to any of their respective officers, directors, employees, consultants or shareholders or to any of their respective relatives or affiliates, and none of the officers, directors, employees, shareholders or consultants of EBI or EPSI, or their affiliates, owns directly or indirectly, individually or collectively, a material interest in any entity which is a competitor, customer or supplier of (or has any existing contractual relationship with) EBI or EPSI. Except as described in Schedule 3.1.15, no shareholder, director, officer, consultant or employee of EBI or EPSI
(a) owns properties or assets now being used, or necessary for use, in the conduct of EBI's or EPSI's business or (b) has any existing contractual relationship with EBI or EPSI.

                  3.1.16. Insurance Coverages. EBI and EPSI each have maintained adequate insurance to protect them against all hazards, claims and losses which they may reasonably be expected to be exposed to in the conduct of their business, and each of EBI and EPSI has maintained such adequate insurance throughout its corporate existence. EBI and EPSI have each made regular premium payments on such insurance policies from their last previous respective renewal or effective dates through the date hereof, and each, respectively, is the owner and/or beneficiary of all such insurance policies.

                  3.1.17. Insolvency. Neither EBI nor EPSI is currently involved in any proceedings by or against them in any court under any bankruptcy, insolvency or debtor's relief act, whether Federal or state, or for the appointment of a trustee, receiver, liquidator, assignee, sequestrator or other similar official of them or it or of a substantial part of its or their property.

                  3.1.18. Minute Books. EBI's and EPSI's Minute Books (the "Minute Books") contain a summary of all meetings of the Board of Directors and shareholders of EBI and EPSI, respectively, since the date of incorporation of each and
                                 10
reflect all transactions referred to in such minutes accurately in all material respects. All actions taken by EBI and EPSI requiring action by their respective Boards of Directors or shareholders have been duly and appropriately authorized or ratified as necessary and are evidenced in the Minute Books.

                  3.1.19. Articles of Incorporation. EBI and EPSI have each provided BNLE with a true, accurate and complete copy of the Articles of Incorporation of EBI and EPSI, together with all amendments thereto.

                  3.1.20. By-Laws. EBI and EPSI have each provided BNLE with a true, accurate and complete copy of the By-Laws of EBI and EPSI, as amended. Each amendment to the By-Laws of EBI and EPSI was adopted in accordance with the provisions of the By-Laws of EBI and EPSI, respectively.

                  3.1.21. Officers and Directors. The persons named in Schedule
3.1.21 have been duly elected and/or appointed and qualified and are the legally acting officers and directors of EBI and EPSI holding the respective office(s) or position(s) set forth opposite their names.

                  3.1.22. Bank Accounts and Deposit Boxes. Schedule 3.1.22 sets forth a true, accurate and complete list of each bank in which each of EBI and EPSI has an account or safe deposit box, together with a description of such account or safe deposit box and the names of all persons authorized to draw thereon, or who have access thereto.

                  3.1.23. Investments. Schedule 3.1.23 lists all investments in bonds, stocks and other securities, mortgages and other properties owned by EBI and EPSI, respectively, at the close of business on February 28, 2001 and the original cost and fair market value thereof set forth on Schedule 3.1.23 are accurate.

                  3.1.24. Insurance Agents/Brokers. EBI has no commission, bonus or other payment obligation or arrangement to or with agents or brokers of any nature, whether accrued, absolute, contingent or otherwise or whether due or to become due, except as set forth on Schedule 3.1.24 attached hereto.

                  3.1.25. Powers of Attorney and Suretyship. Neither EBI nor EPSI has any general or special powers of attorney outstanding (whether as grantor or grantee thereof), nor any obligation or liability (whether actual, accrued, accruing, contingent or otherwise) as guarantor, surety, co-signer, endorser, comaker, indemnitor or otherwise in respect to the obligation of any person, corporation, partnership, joint venture, association, organization or other entity, except as endorser or maker of checks in the ordinary course of business.

                  3.1.26. Brokers, Finders, Etc. There are no claims for brokerage commissions, finder's fees or similar compensation arising out of or due to any act of EBI, EPSI or Seller in connection with the transactions contemplated by this Agreement.

               3.1.27. Full Disclosure. This Agreement and the schedules attached hereto, as well as any other document, certificate, schedule or statement furnished to BNLE or any third party by or on behalf of the Seller, EBI or EPSI in connection with the transactions contemplated hereby, do not contain any untrue statement of fact and do not omit to state a material fact necessary in order to make the statements contained therein or herein not misleading in light of the circumstances under which they were made.


                  3.1.28. Shares. All of the Shares owned of record by Seller are free and clear of all liens, encumbrances, claims, charges and restrictions. There are no outstanding options, warrants, pre-emptive rights, first rights of refusal, conversion rights, agreements, authorizations, commitments or rights of any type relating to the sale, transfer, purchase, redemption, pledge or other disposition of any of the Shares owned of record by him. There are no voting agreements, voting trusts or any other agreements or understandings with respect to the voting of the Shares owned by him.

                  3.1.29. No Violation. Neither the execution of this Agreement nor any other document hereby contemplated to be executed by Seller, nor the consummation of the transactions contemplated hereby, nor compliance by the Seller with any of the provisions hereof, will (a)
result in a default, or give rise to any right of termination, cancellation or acceleration under any of the terms, conditions or provisions of any agreement or other instrument or obligation to which the Seller may be bound, (b) violate any statute, rule or regulation, judgment, order, writ, injunction, or decree of any court or governmental authority having jurisdiction over the Seller or his properties, or (c) cause, or give any creditor grounds to cause (with or without notice, the passage of time, or both) the maturity of any liability or obligation
                                       12
of the Seller to be accelerated or increased. No consent or approval, no filing with, and no permit or other authorization of any agency, person or entity is required in connection with the execution and delivery by the Seller of this Agreement or the consummation of the transactions contemplated hereby or is necessary to permit EBI and EPSI to conduct their business and operations after the Closing.

                  3.1.30. Plan Documents. Plan documents provided by EBI or EPSI in connection with the administration of any employee benefit plans are consistent in all material respects with applicable federal and state law, and neither EBI nor EPSI has any material liability for any defective plan provided or advice given regarding the administration of such plans.

                  3.1.31. Governmental Claim Processing. Neither EBI nor EPSI have, pursuant to any contract or agreement, processed any claims for any federal or state insurance program such as Medicare, Medicaid, Veterans Administration or similar programs.

                                    SECTION 4

                                    CLOSING
         4.1. Closing Date, Etc. The transactions contemplated hereby shall be consummated at a closing (the "Closing") to be held at the offices of Fizer, Beck, Webster, Bentley and Scroggins, 1360 Post Oak Blvd., Suite 1600, Houston, Texas 77056 at _____ a.m./p.m., on a mutually agreeable date as soon as possible (but in no event later than 30 days) after all of the conditions precedent contained in this Agreement have been fulfilled or waived (the "Closing Date").

         4.2.              Deliveries at Closing.

         4.2.1.            Deliveries by EBI.  At Closing, EBI shall

         deliver or cause to be delivered to Seller the following:

                           (a) Secretary's Certificate. A certificate dated the
                  Closing Date and executed by the Secretary or an Assistant Secretary of EBI on behalf of EBI: (i) attesting to the incumbency and signatures of the officers and directors of EBI; and (ii) certifying that the resolutions of the Board of Directors and shareholders of EBI authorizing the execution of the Agreement and the consummation of the transactions contemplated herein (true, accurate and complete copies of which resolutions shall be attached to such certificate) are duly adopted and are in full force and effect as of the Closing Date;

                       (b)      Other.  Such other documents and instruments as

                  Seller may reasonably request.

                       (c)      Employment Agreement.  Duly executed copy of

                  the Employment Agreement in the form attached hereto.

                  4.2.2. Deliveries by Seller. At Closing, Shareholders shall make available to BNLE for examination and provide certified copies thereof to BNLE as BNLE may request, the following:

                           (a) Certified Articles of Incorporation. The Articles of Incorporation and all amendments thereto of EBI and EPSI, duly certified as of a recent date, by the Secretary of State of the State of Texas.

                           (b) Certificates of Existence/Good Standing. A
                  certificate, executed as of recent date by the Secretary of State and the Commissioner of Insurance of the State of Texas as to the good standing, licensing and qualification of EBI and EPSI to do business in that state.

                           (c)    Secretary's Certificates.  Certificates dated

                  the Closing Date and executed by the Secretary or Assistant Secretary of EBI and EPSI, respectively: (i) attesting to the incumbency and the signatures of the officers and directors of EBI and EPSI; and (ii) certifying the By-Laws of EBI and EPSI are true, correct and complete.

                           (d) Minute Books; Stock Transfer Records. The original Minute Books and stock transfer records of EBI and EPSI.

                           (e) Officers and Directors. The written resignation of the Seller as an officer and member of the Boards of Directors of EBI and BNLE, respectively, effective as of the Closing Date.

                           (f) Investments. A true, accurate and complete list
                  of investments owned by EBI and EPSI on the Closing Date, duly certified as of the Closing Date by the appropriate officers of EBI and EPSI.

                           (g) Closing Date Balance Sheet. The Closing Date Balance Sheets.

                           (h) Other. Such other documents and instruments as EBI may reasonably request.

                                    SECTION 5

                  OBLIGATIONS OF THE PARTIES AFTER THE CLOSING

         5.1.              Indemnification.


                           (a)      Indemnification of EBI or BNLE by Seller.
                                    ----------------------------------------
Notwithstanding any investigation of the assets, properties, books, records and business of EBI and EPSI by or on behalf of BNLE prior to the Closing, Seller shall, after the Closing, indemnify and hold EBI or BNLE, as the case may be, harmless from, and assume liability for the payment of and pay, any and all liabilities, losses, damages, costs, charges, reasonable attorneys fees and other expenses of every nature and character incurred by EBI or BNLE ("Losses") arising by reason of or resulting from any breach of any representation, warranty, covenant or agreement made by Seller in this Agreement, the Disclosure Schedules or any other document executed in connection herewith by the Seller.

                           (b)      Indemnification of Seller.  EBI shall, after
                                    -------------------------
the Closing, indemnify and hold the Seller harmless from, and assume liability for the payment of and pay, any and all Losses arising by reason of or resulting from (1) any untrue representation, breach of warranty, or non-fulfillment of any covenant or agreement by EBI contained herein or in any certificate, document, or instrument delivered to Seller pursuant hereto or in connection herewith; and (2) any and all actions, suits, proceedings, claims, demands, assessments, judgments, costs, and expenses incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnity.

                           (c)   Seller's and Shareholders' Indemnity Cap.  The
                                    ----------------------------------------
parties hereto agree that, except for such liability of the Seller and the Shareholders with respect to losses resulting from or attributable to intentional fraud or any willful misconduct by the Seller and the Shareholders (for which the potential liability under this Section 5 is not subject to the Indemnity Cap (as hereinafter defined)), the Seller and the Shareholders shall not have any obligations to indemnify EBI and/or BNLE pursuant to this Section 5:

                           (i)     in excess of $1,400,000 (such amount, the
"Indemnity Cap") (after which point the Seller and the Shareholders shall have no obligation to indemnify EBI or BNLE from and against any further such Losses).

                           (d)      Claims Net of Insurance Proceeds and Tax
Benefits. All Losses for which an indemnity claim is made by an Indemnitee (as hereinafter defined)pursuant to this Section 5 shall be net of any insurance proceeds received by such Indemnitee with respect to the event that resulted in such indemnity claim (less the present value of any premium increases occurring as a result of such claim) and any net tax benefit resulting from the event that resulted in such indemnity claim.

         5.2.              Claims.
                           ------

                           (a)    In the event that any party hereto shall incur
any Losses in respect of which indemnification may be sought by such party pursuant to this Section 5, the party to be indemnified hereunder (the "Indemnitee") shall assert a claim for indemnification by written notice (a "Notice") to the party providing indemnification (the "Indemnitor") stating in reasonable detail the nature and basis of such claim. In the case of any Losses arising out of any representation or warranty of a party being incorrect or inaccurate when made, the Notice shall be given prior to the expiration of the survival period relating to such representation or warranty as set forth in
Section 6.10 hereof. In the case of Losses arising by reason of any third party claim, the Notice shall be given within ten (10) business days of the filing or assertion of such claim against the Indemnitee, but the failure of the Indemnitee to so notify the Indemnitor shall not relieve the Indemnitor of any liability the Indemnitor may have to the Indemnitee except to the extent that the Indemnitor demonstrates that its defense of such claim is materially prejudiced thereby; provided, however, that any indemnity payment due hereunder shall be reduced by any additional costs incurred by the Indemnitor (including reasonable attorneys' fees and interest) as a result of the Indemnitee's failure to meet the ten (10) business day notice requirement set forth above. The Indemnitee shall provide to the Indemnitor all information and documentation reasonably necessary to support and verify any Losses which the Indemnitee believes give rise to a claim for indemnification hereunder and shall give the Indemnitor reasonable access to all books, records and personnel in the possession or under the control of the Indemnitee which would have bearing on such claim.

                           (b)      In the case of third party claims, the
Indemnitor shall have the option (i) to conduct any proceedings or negotiations in connection therewith, (ii) to take all other steps to settle any such claims (but not without first obtaining the consent of the Indemnitee (which consent shall not be unreasonably withheld)), and (iii) to employ counsel reasonably acceptable to the Indemnitee to contest any such claim or liability in the name of the Indemnitee or otherwise. The Indemnitor shall, within thirty
(30) days of receipt of Notice of such claim, notify the Indemnitee of its intention to assume the defense of such claim (provided that any assumption by the Indemnitor of the defense of such claim shall be without prejudice to the Indemnitor's right to dispute its responsibility to indemnify the Indemnitee therefor). If the Indemnitor shall decline to assume the defense of any such claim, the Indemnitee shall defend against any such claim in such manner as it may deem appropriate (provided that the Indemnitee shall not settle any such claim without the consent of the Indemnitor, which consent shall not be unreasonably withheld). The reasonable expenses of all proceedings, contests or lawsuits with respect to such claims shall be borne by the Indemnitor but only if the Indemnitor is responsible pursuant hereto to indemnify the Indemnitee in respect of the third party claim (and provided that, if the Indemnitor shall have assumed the defense of any such claim, the fees and expenses of any counsel retained by the Indemnitee shall be paid by the Indemnitee). Regardless of which party shall assume the defense of the claim, the parties agree to cooperate fully with one another in connection therewith. If (and to the extent) the Indemnitor is responsible pursuant hereto to indemnify the Indemnitee in respect of the third party claim, then within ten (10) days after the occurrence of a final non-appealable determination with respect to such third party claim, the Indemnitor shall pay the Indemnitee, in immediately available funds, the amount of any Losses (or such portion thereof as the Indemnitor shall be responsible for pursuant to the provisions hereof) representing payment by the Indemnitee of such third party claim. In the event that any Losses incurred by the Indemnitee do not involve payment by the Indemnitee of a third party claim, then, if (and to the extent) the Indemnitor is responsible pursuant hereto to indemnify the Indemnitee against such Losses, the Indemnitor shall within ten (10) days after agreement on the amount of Losses or the occurrence of a final non-appealable determination of such amount pay to the Indemnitee, in immediately available funds, the amount of such Losses (or such portion thereof as the Indemnitor shall be responsible for pursuant to the provisions hereof).

         5.3.              Taxes.


                           (a)      For the purposes of this Agreement, the term
"Taxes" shall include all federal, state, local and foreign income, profits, franchise, sales, use, occupation, property, premium, excise and other taxes or governmental fees or charges of any nature whatsoever (including taxes withheld from employees' salaries and other withholding, employment or payroll taxes and obligations and all deposits with respect thereto, and taxes and other amounts arising in connection with obligations relating to information reporting or backup withholding), including interest and penalties thereon, imposed upon any party or upon the property, assets, income or franchises of any party.

                           (b)  Seller and EBI will furnish each other with all
information necessary for, and will be available for consultation at reasonable times with respect to (i) the preparation and filing of any return of Taxes of EBI or EPSI, and (ii) any audit examination by any government taxing authority of any return referred to in the preceding clause (i). Such information shall include, without limitation, the furnishing or making available of records, books of account or other materials of EBI and EPSI necessary or helpful for the defense against assertions of any taxing authority as to the tax returns for periods ending on, with or before the Closing.

                           (c)      Any formal or informal tax allocation
agreements between the Seller or any affiliate with respect to EBI or EPSI have been delivered by Seller to EBI on or before the date hereof and shall be terminated as of the Closing, and EBI or EPSI (and BNLE) shall have no further obligation with respect thereto and shall be released from the performance of any obligation in existence and unsatisfied in whole or in part on the Closing.

         5.4. Further Assurances. Seller, EBI and BNLE shall, from time to time, at the other party's request, and without further consideration, perform such acts and execute and deliver to the other party such other and further instruments, documents and other considerations as the other party may reasonably request for the more effective consummation of the transactions contemplated hereby and the satisfaction by the first party of its other obligations under this Agreement.

         5.5.              Publicity.  Prior to the Closing, all press releases
                           ---------
and announcements to be made by any party hereto with respect to the transactions contemplated hereby shall be subject to mutual agreement which agreement shall not be unreasonably withheld or delayed.

                                    SECTION 6

                               GENERAL PROVISIONS

         6.1. Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on or by facsimile transmission to the party to whom notice is to be given, or on the third day after mailing if mailed to the party to whom notice is to be given, by certified mail, return receipt requested, first class postage prepaid, and properly addressed as follows:

         If to Seller:                      A. Hardy Roper
         ------------
                                            2016 Bentwater Dr.
                                            Montgomery, Texas 77356

         With a copy to:                    Jeffrey E. Sher
         --------------
                                            Fizer, Beck, Webster, Bentley
                                              and Scroggins
                                            1360 Post Oak Blvd., Suite 1600
                                            Houston, Texas 77056
                                            Fax No.: (713) 963-8469

         If to EBI                          Lyndon Smith
         or Lyndon Smith:                   EPSI Benefits, Inc.
         ---------------
                                            2180 North Loop West, Suite 400
                                            Houston, Texas 77018
                                            Fax No.: (713) 932-1162

         If to Sally Dwyer:                 Sally Dwyer
         -----------------
                                            EPSI Benefits, Inc.
                                            2180 North Loop West, Suite 400
                                            Houston, Texas 77018
                                            Fax No.: (713) 932-1162


         If to BNLE:                        Barry N. Shamas
         ----------
                                        Executive Vice President
                                        Brokers National Life Assurance Company
                                        2100 W. William Cannon, Suite L
                                        Austin, Texas 78715-0129
                                        Fax No.: (512) 692-5047

         With a copy to:                    Allan W. Horne, Esq.
         --------------
                                            Horne, Hollingsworth & Parker
                                            Post Office Box 3363
                                            Little Rock, Arkansas 72203-3363
                                            Fax No. (501) 372-7142

or such substituted address or facsimile number as any of them have given to the other in writing.

         6.2. Benefit of Agreement. The terms and provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns and may not be assigned by either party hereto without the prior written consent of the other parties hereto.

         6.3.              Governing Law.  This Agreement is executed in and
                           -------------
shall be construed in accordance with the laws of the State of Texas. The parties hereto consent to the jurisdiction of the state federal courts sitting in Austin, Texas in any action arising out of or connected in any way with this Agreement.

         6.4.              Headings.  Section headings in this Agreement are
                           --------
for convenience only and shall not govern the interpretation or construction of any of the provisions of this Agreement.

         6.5. Waiver; Amendment. The parties may, by an instrument in writing executed in the same manner as this Agreement: (i) extend the time for the performance of any of the covenants or agreements of the other party under this Agreement; (ii) waive any inaccuracies in the representations or warranties of the other party contained in this Agreement or in any document delivered pursuant hereto or thereto; (iii) waive the performance by the other party of any of the covenants or agreements to be performed by it or them under this Agreement; or (iv) waive the satisfaction or fulfillment of any condition the nonsatisfaction or nonfulfillment of which is a condition to the right of the party so waiving to terminate this Agreement. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any other or subsequent breach hereunder.

         6.6.              Expenses. EBI shall pay all costs and expenses,
                           --------
including attorneys' fees, incurred by, received and paid prior to Closing by EBI, Seller, and the Shareholders in connection with the transactions contemplated by this Agreement. BNLE shall pay all its costs and expenses, including attorneys' fees, incurred, in connection with the transactions contemplated by this Agreement. In any action at law or in equity to enforce any of the provisions or rights under this Agreement, the unsuccessful party or parties to such litigation, as determined by the court in a final judgment or decree, shall pay the successful party or parties all costs, expenses and reasonable attorneys' fees incurred by the successful party or parties (including, without limitation, costs, expenses and fees on any appeals), and if the successful party or parties recovers judgment in any such action or proceeding, such costs, expenses or attorneys' fees shall be included as part of the judgment.

         6.7. Severability. In case any one or more of the provisions contained herein shall, for any reason, be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal, or unenforceable provision or provisions had never been contained herein.

         6.8.              Counterparts.  This Agreement may be executed in any
                           ------------
number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart, but such counterparts shall together constitute one and the same instrument.

         6.9. Incorporation by Reference. All Exhibits and Schedules attached hereto are incorporated herein by this reference. Each of the other documents delivered pursuant hereto shall be made subject to all of the terms, covenants, conditions, obligations, stipulations and agreements contained in this Agreement to the same extent and effect as if fully set forth therein, and this Agreement is made subject to all of the terms, covenants, conditions, obligations, stipulations and agreements contained in the other documents to the same extent and effect as if fully set forth herein.

         6.10. Survival of Representations and Warranties. All representations, warranties, covenants and agreements of the parties contained in this Agreement and in any deeds, certificates, including closing certificates, instruments, Schedules or other documents delivered pursuant hereto or otherwise in connection herewith, shall survive the Closing and continue in full force and effect for a period of two years after the Closing or, with respect to taxes,if longer, the period of limitations for assessment of any tax attributable to any period ending on, with, or before Closing.

         6.11.             Loan Guaranty.  BNLE shall aid EBI in the
                           -------------
procurement of a line of credit loan, and guarantee such loan up to $250,000 to be used for the upgrading of EPSI's internet capabilities to comply with the federal Health Insurance
Portability Accountability Act of 1996.

         6.12. Pledge of Stock. As an inducement to BNLE to make the loan to EBI to purchase the Shares and to guarantee the line of credit loan described in
Section 6.11, and for other good and valuable considerations, each Shareholder agrees to pledge to BNLE 125 Shares of Company stock as security for the loan and loan guaranty.

         6.13. Continuation of Insurance Coverage. During the time period starting on the Closing Date and ending on the two (2) year anniversary of the Closing Date, EBI and EPSI shall maintain insurance coverage on EBI and its subsidiaries (including, without limitation, general liability insurance, professional liability insurance, "errors and omissions" insurance and "umbrella" insurance) on terms equal to or better than the coverage afforded by the policies maintained by EBI for itself and its subsidiaries as of the Closing Date. EBI and EPSI may obtain such insurance coverage from any one or more insurance companies selected by EBI and EPSI at their sole discretion.

         6.14.             Release of Guarantee.  At the Closing, EBI and EPSI
                           --------------------
shall obtain the unconditional release of Seller from a $90,000 loan and corresponding $150,000 line of credit from Wells Fargo.

         6.15.             Entire Agreement.  This Agreement supersedes any
                           ----------------
other agreement, whether oral or written, between EBI and Seller relating to the matters contemplated hereby and constitutes the entire agreement between the parties hereto.

         IN WITNESS WHEREOF, Seller, EBI, the Shareholders and BNLE have caused this Agreement to be executed as of the date first above written.

                                                         SELLER:

                                                  /s/ A. Hardy Roper
                                                  ------------------------------
                                                  A. Hardy Roper

                                 ACKNOWLEDGMENT

STATE OF TEXAS
COUNTY OF __________


         Now on this day personally appeared before me, the undersigned Notary Public, within and for the County and State aforesaid, Hardy M. Roper, personally known by me, who stated and verified that he had executed the foregoing Stock Retirement Agreement.

         WITNESS my hand and seal in testimony thereof this 25th day of July, 2001.

                                                 ------------------------------
                                                                   Notary Public


My Commission Expires:                      _____________________

                                    EBI:

                                             EPSI BENEFITS, INC.
                                             By:s/s Lyndon Smith
                                              _____________________
                                              Lyndon Smith, Vice President


ATTEST:


-----------------------------
Secretary

                                 ACKNOWLEDGMENT

STATE OF TEXAS

COUNTY OF __________


         Now on this day personally appeared before me, the undersigned Notary Public, within and for the County and State aforesaid, Lyndon Smith and ____________________, personally known by me, as Vice President and Secretary, respectively, of EPSI Benefits, Inc., a Texas corporation, who stated and verified that they had executed the foregoing Stock Retirement Agreement for and in behalf of said company.

         WITNESS my hand and seal in testimony thereof this 25th day of July, 2001.

                                                -------------------------------
                                                                   Notary Public

My Commission Expires:

----------------------

                                                  ------------------------------
                                                            Lyndon Smith




                                                                  ACKNOWLEDGMENT

STATE OF TEXAS
COUNTY OF __________


         Now on this day personally appeared before me, the undersigned Notary Public, within and for the County and State aforesaid, Lyndon Smith, personally known by me, who stated and verified that he had executed the foregoing Stock Retirement Agreement.

         WITNESS my hand and seal in testimony thereof this 25th day of July, 2001.


                                                  ------------------------------
                                                                   Notary Public


My Commission Expires:

----------------------

                                                  ------------------------------
                                                                     Sally Dwyer





                                 ACKNOWLEDGMENT

STATE OF TEXAS
COUNTY OF __________


         Now on this day personally appeared before me, the undersigned Notary Public, within and for the County and State aforesaid, Sally Dwyer, personally known by me, who stated and verified that she had executed the foregoing Stock Retirement Agreement.

         WITNESS my hand and seal in testimony thereof this ______ day of July, 2001.


                                                  ------------------------------
                                                                   Notary Public


My Commission Expires:

----------------------

                                             BNL EQUITY CORPORATION

                                             By:s/s Barry N. Shamas
                                                ______________________
                                                Barry N. Shamas
                                                Executive Vice President


ATTEST:

-----------------------------
Secretary



                    ACKNOWLEDGMENT

STATE OF TEXAS

COUNTY OF __________


         Now on this day personally appeared before me, the undersigned Notary Public, within and for the County and State aforesaid, Barry N. Shamas and ____________________, personally known by me, as Executive Vice President and Secretary, respectively, of BNL Equity Corporation, a Texas corporation, who stated and verified that they had executed the foregoing Stock Retirement Agreement for and in behalf of said company.

         WITNESS my hand and seal in testimony thereof this 25th day of July, 2001.

                                                --------------------------------
                                                                   Notary Public

My Commission Expires:

----------------------