Form 10-Q
period 2001-09-30
BNL FINANCIAL CORP
filed 2001-11-14
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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


As of September 30, 2001, the Registrant had 23,311,944 shares of Common Stock, no par value, outstanding.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------


                                               INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2001 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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





Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
November 14, 2001


-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                         September 30,          December 31,
                                                                             2001                   2000
                                                                          (Unaudited)             (Audited)
                                                                      ------------------     ------------------
Cash and cash equivalents                                                   $  2,111,176             $  932,816
Investments available for sale, at fair value (amortized cost
  $12,396,462;  $13,737,999 respectively)                                     12,638,845             13,561,719
Note receivable                                                                1,357,407                      0
Investment in equity securities at market
   (cost $131,592; $37,147 respectively)                                          60,142                 66,532
                                                                       ------------------     ------------------
               Total Investments, Including Cash and                          16,167,570
                     Cash Equivalents                                                                14,561,067

Accrued investment income                                                        233,232                248,297
Furniture and equipment, net                                                     397,208                374,876
Deferred policy acquisition costs                                                278,824                308,102
Policy loans                                                                     106,694                 98,863
Receivable from reinsurer                                                         29,630                 29,630
Premiums due and unpaid                                                          956,577                946,775
Income tax assets                                                                605,000                767,000
Other assets                                                                     327,869                245,661
                                                                       ------------------     ------------------

               Total Assets                                                  $19,102,604            $17,580,271
                                                                       ==================     ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                   $  1,409,673            $ 1,392,584
   Policy claims payable                                                       2,368,350              2,446,350
   Annuity deposits                                                            2,850,696              2,805,220
   Deferred annuity profits                                                      478,474                469,623
   Premium deposit funds                                                          63,556                101,491
   Supplementary contracts without life contingencies                             68,222                 80,295
   Advanced and unallocated premium                                              464,338                656,615
   Commissions payable                                                           509,890                440,640
   Contingent settlement expenses payable (Note 3)                               575,000                      0
   Accrued taxes and expenses                                                    474,142                450,409
   Contingent long-term liabilities (Note 3)                                   4,425,000                      0
   Other liabilities                                                             231,034                230,119
                                                                       ------------------     ------------------

Total Liabilities                                                             13,918,375              9,073,346
                                                                       ------------------     ------------------

Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
      Authorized 23,311,944 shares issued and outstanding                        466,239                466,239
   Additional paid-in capital                                                 14,313,000             14,308,230
   Accumulated other comprehensive income (loss)
                                                                                 223,013              (140,215)
   Accumulated deficit                                                       (5,386,698)            (6,063,224)
   Contingent Treasury stock, 2,950,000; 0 shares respectively
          (Note 3)                                                           (4,425,000)                      0
   Treasury stock, at cost; 13,695; 138,795 shares respectively                  (6,325)               (64,105)
                                                                       ------------------     ------------------

               Total Shareholders' Equity                                      5,184,229              8,506,925
                                                                       ------------------     ------------------

 Total Liabilities and Shareholders' Equity                                  $19,102,604            $17,580,271
                                                                       ==================     ==================

------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)
------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30                         September 30
                                                              ----------------------------------    -------------------------------

                                                                       2001               2000              2001            2000
                                                                (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                              ---------------    ---------------    --------------  ----------------

Income:
   Premium income                                                  $ 9,675,833        $ 8,962,095       $28,506,328      $26,433,690
   Net investment income                                               270,399            243,870           766,877          648,611
   Marketing fees                                                       22,989                  0            22,989                0
   Realized gains (loss)                                                 1,314          (105,804)            12,957        (103,784)
                                                               ---------------    ---------------    --------------  ---------------


             Total Income                                            9,970,535          9,100,161        29,309,151      26,978,517
                                                                ---------------    ---------------    --------------  --------------


Expenses:
 Increase (decrease) in liability for future policy benefits             5,188              8,199            17,088         (88,253)
 Policy benefits and other insurance costs                           7,566,698          6,637,284        22,044,979       20,091,878
 Amortization of deferred policy acquisition costs                       4,571              3,155            29,278           26,664
 Class Action settlement expense (Note 3)                              575,000                  0           575,000                0
 Operating expenses                                                  1,743,369          1,412,158         4,852,013        4,194,585
 Taxes, other than on income                                           326,850            276,588           915,974          825,506
                                                               ---------------    ---------------    -------------- ----------------


   Total Expenses                                                   10,221,676          8,337,384        28,434,332       25,050,380
                                                               ---------------    ---------------    -------------- ----------------


   Income (Loss) from Operations before
        Income Taxes                                                 (251,141)            762,777           874,819        1,928,137

 Provision for income taxes (benefit)                                 (53,707)          (637,392)           198,293        (637,392)
                                                               ---------------    ---------------    -------------- ----------------


    Net Income (Loss)                                             $  (197,434)         $1,400,169          $676,526       $2,565,529
                                                               ===============    ===============    ============== ================


Net income (loss) per common share (basic and diluted)                 $(0.01)              $0.06             $0.03            $0.11
                                                               ===============    ===============    ============== ================


   Weighted average number of fully
        Paid common shares                                          23,311,944         23,311,944        23,311,944       23,311,944
                                                               ===============    ===============    ============== ================


   Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gain arising during period                $ 145,141            $88,546          $376,184         $250,468
        Reclassification adjustment for gain (loss) included
         in net income                                                 (1,313)            105,804          (12,956)          103,784
                                                               ---------------    ---------------    -------------- ----------------

             Other Comprehensive Income                               143,828             194,350           363,228          354,252
                                                              ---------------     ---------------    -------------- ----------------


             Comprehensive Income (Loss)                         $   (53,606)          $1,594,519       $ 1,039,754      $ 2,919,781
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





--------------------------------------------------------------------------------

          (See accompanying notes and Independent Accountants' Report)
--------------------------------------------------------------------------------

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                                                                    Accumulated
                                    Common Stock               Additional                              Other
                          ------------------------------        Paid-In          Accumulated        Comprehensive        Treasury
                             Shares            Amount           Capital            Deficit              Income            Stock
                          -------------    -------------    --------------     -----------------    --------------    --------------
Balance, December 31, 1999   23,311,944         $466,239       $14,308,230         $(9,507,706)          $(897,523)        ($64,105)
                          =============    =============    ==============     =================    ==============    ==============


Accumulated other
    Comprehensive gain             -                 -                 -                   -               354,521            -

Net income                         -                 -                 -             2,535,530                -               -
                           ------------    -------------     --------------    -----------------    --------------    --------------
Balance, September 30, 2000
(Unaudited)                  23,311,944         $466,239        $14,308,230        $(6,942,176)          $(543,272)        $(64,105)
                           ============    =============     ==============    =================    ==============    ==============




                          -------------    -------------     --------------    -----------------    --------------    --------------

Balance, December 31, 2000   23,311,944         $466,239        $14,308,230         ($6,063,224)         $(140,215)        $(64,105)
                          =============    =============     ==============    =================    ==============    ==============


Accumulated other
     Comprehensive income          -                -                  -                    -              363,228             -
Contingent treasury stock
     (See Note 3)                  -                -                  -                    -                  -         (4,425,000)
Sale of treasury stock             -                -                 4,770                 -                  -              57,780
Net income                         -                -                  -                 676,526               -               -
                          ------------    -------------      --------------    -----------------    --------------    --------------
Balance, September 30, 2001
(Unaudited)                 23,311,944         $466,239         $14,313,000       $  (5,386,698)          $223,013      ($4,431,325)
                          ============    =============      ==============    =================    ==============    ==============


























--------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)
--------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                       -------------------------------------
                                                                                              2001                2000
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                                $ 676,526         $ 2,565,529
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
            Realized (loss) gain on investments                                                 (12,958)             103,784
            (Increase) decrease in deferred tax asset                                            162,000           (679,129)
            Depreciation                                                                          85,265              93,948
            Amortization of deferred acquisition costs,
               Organization costs and state licenses acquired                                     32,579              28,996
            Accretion of bond discount                                                             1,200               1,373
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                     15,065           (114,560)
             (Increase) decrease in premiums due and unpaid                                      (9,802)               2,285
             Increase (decrease) in liability for future policy benefits                          17,089            (88,253)
             Decrease in policy claims payable                                                  (78,000)           (204,825)
             Increase (decrease) in annuity deposits and deferred                                 54,327           (189,299)
profits
             Decrease in premium deposit funds                                                  (37,935)            (10,297)
             Decrease in advanced and unallocated premium                                      (192,277)           (302,252)
             Increase in commissions payable                                                      69,250              15,216
             Increase in contingent settlement expense                                           575,000                   0
             Other, decrease (increase)                                                         (47,496)                 633
                                                                                        -----------------    ----------------


                    Net Cash Provided by Operating Activities                                  1,309,833           1,223,149
                                                                                        -----------------    ----------------


Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                                (294)                 800
     Proceeds from sales of fixed maturity securities                                          5,963,852             452,249
     Proceeds from sales of equity securities                                                     84,877            -
     Purchase of furniture and equipment                                                       (107,597)            (59,506)
     Purchase of fixed maturity securities                                                   (4,620,674)         (1,947,572)
     Purchase of equity securities                                                             (123,511)            -
     Note receivable                                                                         (1,357,407)            -
                                                                                        -----------------    ----------------

                     Net Cash Provided by (Used In) Investing Activities                       (160,754)         (1,554,029)
                                                                                        -----------------    ----------------


Cash flows from financing activities:
     Purchase of contingent Treasury Stock                                                   (4,425,000)            -
     Contingent long term debt                                                                 4,425,000            -
     Sale of Treasury Stock                                                                       62,550            -
     Net payments on supplementary contracts                                                    (33,269)            (18,486)
                                                                                        -----------------    ----------------


  Net Cash Provided By (Used In) Financing Activities                                           (29,281)            (18,486)
                                                                                        -----------------    ----------------


Net increase (decrease) in cash and cash equivalents                                           1,178,360           (349,366)

Cash and cash equivalents, beginning of period                                                   932 816           1,419,618
                                                                                        -----------------    ----------------


Cash and cash equivalents, end of period                                                      $2,111,176          $1,070,252
                                                                                        =================    ================





--------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountant's Report)


--------------------------------------------------------------------------------

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2001 and September 30, 2000 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the periods ended September 30, 2001 and September 30, 2000, and the cash flows for the periods ended September 30, 2001 and September 30, 2000.

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

Note 2.

Estimated incurred but not reported claims at December 31, 2000 was overestimated by approximately $145,000. This over-estimation of the claims liability had the effect of reducing claims expense in 2001. Due to the monthly fluctuation in claims received and the lag time in receiving the claims, this accrual is difficult to estimate.

Note 3.

On November 5, 2001, the boards of directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and Wayne E. Ahart, Kenneth Tobey and Barry N. Shamas, Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was preliminarily approved by the Pulaski County Circuit Court on October 29, 2001, is subject to various conditions, including the approvals by the Arkansas Insurance Commissioner, any other applicable regulatory authorities and final approval by the Court. Also, the settlement is conditioned upon compliance with federal and state securities laws.

As a part of the settlement agreement, BNL Financial Corporation ("BNL") (parent company of BNLE) shall issue and exchange its bonds in the principal amount of $1.50 for each share of the common stock of BNL owned by the members of the Class. The Bonds shall be for a term of twelve years with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds shall be fully callable and redeemable at par at any time by BNL.

The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses.

The terms of the settlement are explained more thoroughly in Part II, Item 1. Legal Proceedings.

-------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

Note 4.

On July 25, 2001, one of the Company's subsidiaries, BNL Equity Corporation ("BNLE") entered into an agreement to expand the Company's business relationship with EPSI Benefits Inc. ("EBI") a Texas Corporation. EBI is the parent company of Employer Plan Services Inc. ("EPSI") which provides dental claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLAC loaned BNLE a sum of $1,457,407, with interest accruing on the outstanding balance of such loan at 7.5% per year. BNLE loaned EBI $1,357,407 to purchase 51% of the common stock of EBI, which was owned by EBI's majority stockholder. The common stock was retired as treasury stock on the books of EBI. BNLE will use the additional $100,000 of the loan to pay expenses incurred in connection with the negotiation and execution of the agreement. BNLAC pledged $335,000 of bonds to secure the operating line of credit of EPSI in conjunction with this transaction.

The loan from BNLE to EBI will be repaid through the issuance by EBI of a debenture at an annual rate of 14%. To protect its interest, BNLE can convert the debenture into 51% of EBI common stock, subject to regulatory approval. Until and unless the debenture is converted, the loan will be repaid in accordance with the Convertible Debenture Agreement. BNLE will also receive a marketing fee from EBI.

Note 5.

Investment in equity securities includes an $8,104 investment in call options on common stock held for trading purposes. These are stated at $3,000, which approximates market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this section, we review the consolidated results of operations for the nine months ended September 30, 2001 and 2000 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2001, we had liquid assets of $2,111,176 in cash, money market savings accounts, government agency discount notes and short-term certificates of deposit.

The major components of operating cash flows are premium income, annuity deposits and investment income. In the first nine months of 2001, BNLAC collected $28,408,347 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $766,877.

Our investments are primarily in U.S. Government, Government Agency and other investment grade bonds which have been marked to market and classified as available for sale. We do not hedge our investment income through the use of derivatives.

On July 25, 2001, one of the Company's subsidiaries, BNL Equity Corporation ("BNLE") entered into an agreement to expand the Company's business relationship with EPSI Benefits Inc. ("EBI") a Texas Corporation. EBI is the parent company of Employer Plan Services Inc. ("EPSI") which provides dental claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLAC loaned BNLE a sum of $1,457,407, with interest accruing on the outstanding balance of such loan at 7.5% per year. BNLE loaned EBI $1,357,407 to purchase 51% of the common stock of EBI, which was owned by EBI's majority stockholder. The common stock was retired as treasury stock on the books of EBI. BNLE will use the additional $100,000 of the loan to pay expenses incurred in connection with the negotiation and execution of the agreement. BNLAC pledged $335,000 of bonds to secure the operating line of credit of EPSI in conjunction with this transaction.

The loan from BNLE to EBI will be repaid through the issuance by EBI of a debenture. To protect its interest, BNLE can convert the debenture into 51% of EBI common stock at any time, subject to regulatory approval. Until and unless the debenture is converted, the loan will be repaid in accordance with the Convertible Debenture Agreement. BNLE will also receive a marketing fee from EBI. We estimate the Company and its subsidiaries will have a positive cash flow of $315,000 in 2002 from the EBI transaction.

On November 5, 2001 the Company's Board of Directors approved a settlement of the class action lawsuit (see Part II, Item 1, Legal Proceedings) that includes a $575,000 payment to Class Counsel. The payment is subject to various conditions and regulatory approval, however we believe it is probable that it will occur in the first part of next year. The $575,000 will be paid by BNLAC either directly, or through dividends paid to BNL Financial Corporation.

Another term of the settlement is the issue and exchange of Company bonds in the principal amount of $1.50 for each share of the Company's common stock owned by the members of the class. The bonds have a 12-year term and bear interest at the rate of 6% per annum, payable annually from the previous fiscal year's earnings. We estimate the total principal amount of the bonds will be approximately $4,425,000 and the annual interest expense will be $266,000. We expect BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The Company has no plan to start a sinking fund for payment of the principal at maturity.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At September 30, 2001, BNLAC had statutory capital and surplus of $7,602,878. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2001 was $9,675,833 compared to $8,962,095 for the third quarter of 2000. For the first nine months of 2001 premium income was $28,506,328 compared to $26,433,690 for the same period in 2000. The increase of 8% for the third quarter and 8% for the first nine months was due to an increase in group dental insurance premiums written.

Net investment income was $270,399 for the third quarter of 2001 compared to $243,870 for the third quarter of 2000. Net investment income was $766,877 for the nine-month period ended September 30, 2001 compared to $648,611 for the same period in 2000. The 11% increase for the third quarter and 18% increase for the first nine months was primarily due to an increase in the amount of investments purchased from the cash generated from operations. The third quarter reflected a decline in the interest rate earned on the bond portfolio due to the reinvestment of proceeds from called bonds at a lower interest rate.

The Company received two months of marketing fees from EPSI Benefits Inc., totaling $22,989 during the third quarter of 2001. The fees are part of the agreement with EPSI Benefits Inc. described above.

Realized gains on investments were $1,314 for the third quarter of 2001 and $12,957 for the first nine months of 2001 compared to a realized loss of $105,804 for the third quarter of 2000 and loss of $103,784 for the first nine months of 2000. The increase for the nine-month period in 2001 was primarily due to gains on the sale of common stock in the second quarter. The loss in 2000 was due to the write-down in book value of common stock to reflect the decline in their market value.

For the third quarter of 2001, increase in liability for future policy benefits was $5,188 compared to $8,199 for the same period in 2000. For the nine-month period ended September 30, 2001, liability for future policy benefits expense was $17,088 compared to ($88,253) for the same period in 2000. The decrease of $3,011 for the third quarter of 2001 was due to fewer policies in force compared to the same time last year. The $105,341 increase in future policy benefits expense for the first nine months of 2001 was due to a decline in lapsed life insurance policies in 2001 compared to 2000.

Policy benefits and other insurance costs consist primarily of commission expense and group dental insurance claims expense. Policy benefits and other insurance costs for the third quarter of 2001 were $7,566,698 compared to $6,637,284 for the third quarter of 2000. The claims ratio on dental insurance, which represents the ratio of claims incurred to premium earned, was 68.4% for the third quarter of 2001 compared to 58.3% for the third quarter in 2000. In the first nine months of 2001, policy benefits and other insurance costs were $22,044,979 compared to $20,091,878 for the same period in 2000. The increase in other insurance costs for the first nine months was due in part to an increase in commissions resulting from the increase in premium income. In the first nine months of 2001, policy benefits increased by $1,732,699 compared to the same period in 2000. The claims ratio during the first nine months of 2001 was 66.8% compared to 64.9% for the same period in 2000. Based on claim experience during 2001 and 2000, the estimate of claims liability at December 31, 2000 and December 31, 1999 was overstated by approximately $145,000 and $513,000, respectively. The over estimates of this liability contributed a corresponding decrease in expense during the first nine months of 2001 and 2000.

Amortization of deferred policy acquisition costs was $4,571 and $3,155 for the third quarter and $29,278 and $26,664 for the first nine months of 2001 and 2000, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

In the third quarter of 2001, the Company expensed the $575,000 award to the Class Counsel. The payment is subject to various conditions and regulatory approval; however we believe it is probable that it will occur. In our opinion the settlement of the class action lawsuit is in the best interests of our Company and its shareholders. We have always felt and continue to feel strongly about our version and the lack of merit in the plaintiff's case. However, this settlement opportunity, in light of its terms and the ability to eliminate risks which are inherent in such litigation, provided an opportunity to put an end to a protracted, expensive and time-consuming matter. The Company's management can now focus on the business of the Company and the opportunities in the marketplace.

For the third quarter of 2001 operating expenses were $1,743,369 compared to $1,412,158 for the same period in 2000. Expenses increased in the third quarter due to legal fees, bonus incentive plan expense (see 8-K Filing during the period) and payroll expense. Operating expenses were $4,852,013 in the first nine months of 2001 compared to $4,194,585 for the same period in 2000. The increase in the first nine months operating expenses was primarily due to legal fees, incentive bonus plan expense and payroll expense. The additional payroll expense in the third quarter and first three quarters was attributable to the increased volume of business in force.

Taxes, other than on income, fees and assessments, were $326,850 for the third quarter of 2001 compared to $276,588 for the third quarter of 2000. The increase was primarily due to an increase in premium taxes on the increase in premiums collected in the third quarter of 2001. Taxes, other than on income, fees and assessments were $915,974 for the first nine months of 2001 compared to $825,506 for the same period in 2000. The increase for the year was primarily due to an increase in premium taxes on the increased premiums collected.

The provision for federal income taxes in the third quarter of 2001 includes ($1,707) current credit and $53,000 deferred tax expense compared to $41,737 current federal tax expense and ($679,129) deferred tax credit in the third quarter of 2000. The provision for federal income taxes in the first three quarters of 2001 includes $36,293 current expense and $162,000 deferred tax expense compared to $41,737 current federal tax expense and ($679,129) deferred tax credit for the same period in 2000. In the third quarter of 2000, the Company set up a deferred tax asset that recognized the future benefit that will be realizable from $7,600,000 in loss carry-forwards that expire in various amounts between 2001-2012. In 2001, the Company is reducing the deferred tax asset appropriately as net operating loss carryovers are utilized.

Income (loss) from operations for the third quarter of 2001 was ($251,141) compared to $762,777 for the same period in 2000. The decrease of $1,013,918 was primarily due to the increase in operating expenses, policy benefits expense and class action settlement expense for the quarter. The income from operations for the first nine months of 2001 was $874,819 compared to $1,928,137 for the same period in 2000. The reduction in operating profits was due to the increase in policy benefits, operating expenses and class action settlement expense. Based on claim experience during 2001 and 2000, the estimate of claims liability at December 31, 2000 and December 31, 1999 was overstated by approximately $145,000 and $513,000, respectively. The over estimates for this liability contributed a corresponding increase in income during both periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2001 and December 31, 2000. We held various financial instruments at September 30, 2001 and 2000, consisting of financial assets reported in our Consolidated Balance Sheets. (For additional information regarding these financial instruments, refer to Note 4 to our annual consolidated financial statements.) In the second quarter of 2001 we invested $8,104 in call options for common stock for trading purposes. Our risk on this investment is limited to our cost.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2001 and December 31, 2000 was $12,638,845 and $13,561,719, respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at September 30, 2001 of $310,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2001 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2001 totaled $60,142, or only .4% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 5, 2001, the boards of directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and Wayne E. Ahart, Kenneth Tobey and Barry N. Shamas, Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was preliminarily approved by the Pulaski County Circuit Court on October 29, 2001, is subject to various conditions including the approvals by the Arkansas Insurance Commissioner, any other applicable regulatory authorities and final approval by the Court. Also, the settlement is conditioned upon compliance with federal and state securities laws. The basic terms of the settlement are:

1. BNL Financial Corporation ("BNL") shall issue and exchange its bonds in the principal amount of $1.50 for each share of the common stock of BNL owned by the members of the Class. The Class generally consists of persons who purchased securities of United Arkansas Corporation in public offerings during the period from May 1, 1989, through May 1, 1992, excluding opt outs. The Bonds shall be for a term of twelve (12) years with principal payable at maturity and shall bear interest at the rate of six percent (6%) per annum payable annually each year from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds shall be fully callable and redeemable in whole, or in part, at par at any time by BNL.

2. BNL shall pay Class Counsel collectively the single sum of five hundred seventy five thousand dollars ($575,000) for all legal fees, costs and expenses.

3. Wayne E. Ahart, Barry N. Shamas and Kenneth D. Tobey shall not have increases in their salaries for any year for which interest has not been paid on the Bonds.

4. If there is a change in control of BNL, each individual owner of the outstanding Bonds shall have the option to have his Bond redeemed at par.

5. Wayne E. Ahart, Barry N. Shamas and Kenneth D. Tobey agree not to compete with BNL or Brokers National Life Assurance Company ("BNLAC") during the time the Bonds are outstanding.

6. Mutual releases have been given and the lawsuit shall be dismissed with prejudice.

On November 6, 2001, a notice of the settlement was mailed to the Class Members. The deadline for objections to the settlement is December 6, 2001, and the hearing to consider final approval of the settlement is scheduled for December 10, 2001. If all approvals are obtained and no objections are lodged, the Company intends to issue the Bonds in the Exchange in approximately April or May, 2002.

The Company is the result of a 1994 business combination of two insurance holding companies - United Arkansas Corporation and United Iowa Corporation - and their respective subsidiaries - United Arkansas Life Assurance Company and Iowa Life Assurance Company. The two insurance holding companies were each publicly owned but by a different set of public shareholders. United Arkansas Corporation was generally owned by approximately 1,400 shareholders in Arkansas and United Iowa Corporation was generally owned by approximately 3,200 shareholders in Iowa. Only the former United Arkansas Corporation shareholders will be affected by the settlement and the Exchange. The Company estimates that it will issue approximately $4,425,000 in principal amount of Bonds in the settlement Exchange. If the settlement is consummated and the Bonds issued in the Exchange, the Company will convert approximately 1,400 persons from public shareholders to public Bondholders. As a result of the settlement Exchange, it is estimated that the Company will have remaining approximately 3,200 public shareholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the time period covered by this filing.

Item 5.  Other Information.

None

Item 6. Exhibits and Reports on Form 10-Q.

None


(b) Reports on Form 8-K.

On September 17, 2001 the Company filed a Form 8-K for the purpose of filing with the Securities and Exchange Commission a copy of the Company's Incentive Bonus Plan which was adopted and approved by the Company's Board of Directors.

The 2001 Incentive Bonus Plan provides for the payment of cash bonuses to certain executive officers of the Company based upon the Company's operating results. Bonuses are payable based upon the measure of pre-tax operating income for the six-month periods ending on June 30 and December 31 of each fiscal year. The aggregate bonuses payable under the Plan equal ten percent (10%) of such pre-tax operating income amounts.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BNL FINANCIAL CORPORATION
                                 (Registrant)



Date: November 14, 2001                 /s/ Wayne E. Ahart
                                       ___________________________________
                                       By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)


Date: November 14, 2001                /s/ Barry N. Shamas
                                       ____________________________________
                                       By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)