Form 10-K
period 2001-12-31
BNL FINANCIAL CORP
filed 2002-03-28
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K




        X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ---                     EXCHANGE ACT OF 1934
             For the Fiscal Year Ended December 31, 2001 [Fee Required]
                                         or
            ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________to________ [No Fee Required]

 Commission File No. 0-16880

 ---------------------------------------------------------------------------

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

------------------------------------------------------------------------------
   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                 ---     ---

   Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                    -----

   BNL Financial Corporation revenues for fiscal year 2001 were $39,569,741.

   The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2001, cannot be determined due to the limited trading in the Company's stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

   As of December 31, 2001, the Registrant had outstanding 20,451,980 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,741,802 shares owned by affiliates of the Registrant).

                         DOCUMENTS INCORPORATED BY REFERENCE

              Location in Form 10-K                 Incorporated Document
              ---------------------                ---------------------
                      None                                   None

     Transitional Small Business Disclosure Format Yes     No X
                                                      ---    ---
     Total # of pages including cover page 44.

                                       PART 1
                                       ------


                                  ITEM 1. BUSINESS
                                  ----------------


   General
   -------
   BNL Financial Corporation (the "Company" or "Registrant") is an insurance holding company incorporated in Iowa in January 1984. The Company's administrative offices are located at 2100 West William Cannon, Suite L, Austin, Texas 78745; its telephone number is (512) 383-0220.

   The Company has four wholly owned subsidiaries, BNL Equity Corporation ("BNLE"), Brokers National Life Assurance Company ("BNLAC"), BNL Brokerage Corporation and Consumers Protective Association (formerly National Dental Benefit Association, Inc.). Consumers Protective Association is an inactive association that was purchased for the purpose of marketing services, including insurance products to members.



                  BNL Financial Corporation  -----  Consumer's Protective
                                                        Association
                                                    (Inactive Association)
                              |
                              |

                    BNL Equity Corporation


                              |
                              |

                    Brokers National Life
                      Assurance Company

                              |
                              |

                  BNL Brokerage Corporation



   Industry Segments
   -----------------
   The operations of the Company are conducted through BNLAC, which in 2001 marketed life and accident and health insurance. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

   In 2001, BNLAC received Certificates of Authority to market insurance in Kansas, Arizona, Nevada, South Carolina and Texas. This increased the number of states in which it is licensed to do business from 26 to 31. BNLAC is licensed in 31 states to offer life and accident and health insurance on an individual and group basis. In February 1999, the Company was notified that the State of Washington had increased its common capital stock requirements from $1,200,000 to $2,400,000. Since sales in Washington were less than 1% of total premium, the Company decided to voluntarily withdraw its Certificate of Authority from the State of Washington. During 2001, BNLAC increased its common capital stock to $2,500,000 to comply with the State of Washington statutory requirements. BNLAC has applied to Washington for a new Certificate of Authority.

   The Company conducts business in the industry segment "life, accident and health insurers". Most of BNLAC's premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. Financial information relating thereto is contained in the Selected Financial Data below and the Financial Statements included as Exhibits to this Report.

   Sales and Marketing
   -------------------
   The Company markets its products through independent agents and brokers. BNLAC emphasizes the marketing of specialized or "niche" life and health insurance products including: a 10-year level term policy, group life, hospital indemnity policy, group dental insurance. These products are all designed to be sold on a group or payroll deduction basis.

   Statistics by line of business are as follows (gross before reinsurance):

                                                    2001           2000
                                                  --------       --------
        I. Annualized Premiums and Annuity
             Deposits In Force:
           Ordinary Life Insurance                $280,000     $275,000
           Individual Annuities (1)                135,000      147,000
           Group Dental Insurance               38,421,000   34,784,000
           Miscellaneous A&H insurance             239,000       56,000
                                                ----------   ----------

                       Total                   $39,075,000  $35,262,000
                                                ==========   ==========


       II. Collected Premiums and Annuity
             Deposits:
           Ordinary Life Insurance                $288,000     $290,000
           Individual Annuities                    120,000      144,000
           Group Dental Insurance               38,083,000   34,464,000
           Miscellaneous A&H insurance             168,000       80,000
                                                ----------   ----------

                       Total                   $38,659,000  $34,978,000
                                                ==========   ==========

      III. Face Value of Insurance:
           Ordinary Life Insurance             $35,000,000  $28,000,000
           Accidental Death Insurance           38,000,000   23,000,000
                                                ----------   ----------

                       Total                   $73,000,000  $51,000,000
                                                ==========   ==========

                       (1) Classified as a deposit liability on the financial statements.



   Premiums collected by state are reflected in the following table:

                                                Accident and
       State        Life Premiums    Annuity       Health          Total
   -------------    -------------   ---------   ------------     ---------

   Georgia            $12,032             $-     $3,831,566     $3,843,598
   Minnesota            6,510             91      2,972,112      2,978,713
   Michigan             6,524              -      2,539,720      2,546,244
   Oregon                 372              -      2,627,420      2,627,792
   Arkansas            26,848              -      2,375,280      2,402,128
   Indiana              8,651              -      2,054,058      2,062,709
   Iowa               181,593        119,208      1,629,734      1,930,535
   Ohio                 1,807              -      1,858,415      1,860,222
   Idaho                    -              -      1,829,768      1,829,768
   All Other States    43,648          1,000     16,532,756     16,577,404
                     --------       --------    -----------    -----------

     Total           $287,985       $120,299    $38,250,829    $38,659,113
                    =========       ========    ===========    ===========

   B. Group Dental Insurance
   -------------------------
   The following chart shows group dental insurance premiums collected for each of the past five years ended December 31.

                                                       Gross
                                                     Premiums
                      Group Dental Insurance         Collected
                      ----------------------        ---------
                               2001                $38,083,000
                               2000                 34,464,000
                               1999                 29,049,000
                               1998                 20,294,000
                               1997                 10,877,000

   The following chart shows group dental insurance claims paid and claims ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                              Gross        Claims
                 Group Dental Insurance    Claims Paid      Ratio
                 ----------------------    ------------    -------
                         2001             $24,821,000       65.5%
                         2000              22,504,000       63.8%
                         1999              20,694,000       72.4%
                         1998              14,859,000       78.4%
                         1997               7,842,000       75.7%


   Agents' Commissions
   -------------------
   On December 31, 2001, BNLAC had 3,732 general agents and brokers in 27 states to market its policies compared to 3,693 agents and brokers on December 31, 2000.

   On all of its products BNLAC pays competitive commissions to agents. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

   BNLAC collects overwrite commissions on sales of vision insurance policies issued by Vision Service Plan and Security Life Insurance Company of America. The vision policies are marketed by BNLAC's agency force.

   Reinsurance
   -----------
   BNLAC reinsures with other insurance companies portions of the risks it underwrites on sales of life and accident and health insurance. Reinsurance enables BNLAC, as the "ceding company," to reduce the amount of its risk on any particular policy and to write policies in amounts larger than it could without such agreements.

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

   A. Life and Accident Insurance.
   ------------------------------
   Prior to October 31, 2001, the Company reinsured 100% of its Accidental
   Death and Dismemberment insurance under a quota share reinsurance contract with American National Insurance Company. American National Insurance Company is rated "A+" Superior. Effective November 1, 2001, the Company entered into a quota share reinsurance agreement with TIG Insurance Company. TIG accepts 50% of the risk on the first $20,000 of liability and 100% of the liability thereafter. TIG is rated "B++" Fair.

   All other individual BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

   BNLAC's Group Life and AD&D insurance are reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for a 90% quota share on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company for 2000.

   The following chart shows life insurance in force net of reinsurance for each of the five past years ended December 31.




                           Gross                                    Net
                         Insurance   Reinsurance   Reinsurance   Insurance
                          In Force     Ceded         Assumed      In Force
                         ---------   -----------   -----------   ---------

     Life Insurance
     --------------
          2001          $34,515,000  $ 9,098,000           $0   $25,417,000
          2000           28,127,000    7,722,000            0    20,405,000
          1999           11,371,000   11,371,000    9,986,000    29,828,000
          1998           34,877,000   13,684,000    9,229,000    30,422,000
          1997           36,828,000   11,971,000    8,226,000    33,083,000



    Accidental Death
      Insurance
    ----------------
          2001          $37,000,000  $37,000,000           $0            $0
          2000           23,000,000   23,000,000            0             0
          1999          102,000,000   96,425,000            0     5,575,000
          1998          114,000,000  107,250,000            0     6,750,000
          1997          119,000,000  112,250,000            0     6,750,000


   The Company began marketing a Hospital Indemnity Plan in 1998 and retained 50% of the risk up through September 1, 2000. The Company discontinued the reinsurance agreement due to favorable claims experience and currently retains 100% of the risk.

(PAGE)


   The Company has no direct exposure and does not consider any of its reinsurance recoverable to be of doubtful collectibility due to the events of September 11, 2001.

   Investments
   -----------
   BNLAC invests its available funds in certificates of deposit, US Government and Agency bonds, corporate bonds and other investment grade securities. The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's net investment income and ratio of net return on mean invested assets were as follows:

                                    Net           Net Return on
                                 Investment       Mean Invested
                         Year      Income            Assets
                         ----    ----------      --------------
                         2001     $977,578            6.2%
                         2000      870,482            6.5%
                         1999      755,552            6.2%
                         1998      777,937            6.6%
                         1997      790,000            7.1%


   For information concerning realized and unrealized gains and losses on securities see Note 4 of the Notes to Consolidated Financial Statements, page F-11.


   Special Factors Relating to Accounting and Regulatory Reporting of
   ------------------------------------------------------------------
     Insurance Companies
     -------------------
   State insurance laws and regulations govern the accounting practices and the form of financial reports of insurance companies filed with state insurance regulatory agencies. Most states have adopted the uniform rules established by the National Association of Insurance Commissioners ("NAIC"). Reports prepared in accordance with statutory accounting practices reflect primarily the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect its going- concern value. Certain statutory accounting practices differ from generally accepted accounting principles as applied to the Company's audited financial statements.

   Life insurance company revenues are generated primarily from premiums and investment income. Commissions and other sales cost may exceed the amount of first year life premiums but are generally less in later policy years. Life insurance lapses and surrenders tend to occur more frequently in the earlier years after a policy is sold. Statutory accounting rules for life insurance companies require all life insurance policy acquisition costs be expensed immediately and not spread over the expected duration of the policies. Health insurance premiums are recorded the same for both Statutory and GAAP.

   Statutory accounting practices also require that a relatively large portion of life premiums be held as reserves for the protection of policyholders. The amount of such reserves is based upon actuarial calculations and the annual increase in reserves is treated as an expense. Such calculations must be based upon conservative assumptions concerning mortality costs and earnings. Life premiums are earnings only to the extent that they exceed reserve requirements and commissions. BNLAC calculates reserves using the Commissioner's Reserve Valuation Method. This method provides a lower reserve in the early years of a policy to partially offset the higher first-year costs of the policy. Although such reserves are treated as liabilities and are not available for use in operations, a company is free to invest such reserves in accordance with applicable state laws. Interest earned on invested reserves is operating income to the life insurance company to the extent that it exceeds the interest required to be added to the reserves.

   The Company's consolidated financial statements are required to be prepared in conformity with generally accepted accounting principles. The objective of these financial statements is to provide reliable financial information about economic resources and obligations of a business enterprise and changes in net resources resulting from its business activities, measured as a going concern. To the extent that the accounting practices prescribed or permitted by state regulatory authorities differ from generally accepted accounting principles, appropriate adjustments will be made to bring such

   Financial Statements into accordance with generally accepted accounting principles, including (but not limited to) the following:

     a) Premiums are reported as earned over the premium paying period. Benefits and expenses are associated with earned premiums so as to result in the matching of expenses with the related premiums over the life of the contracts. This is accomplished through the provision for liabilities for future policy benefits and the deferral and amortization of acquisition costs;


     b) Certain assets designated as "non-admitted assets" for statutory purposes are reinstated to the accounts;

     c) The asset valuation reserve is reclassified as retained earnings rather than as a liability. The interest maintenance reserve is reclassified from a liability to investment income;

     d) Premium payments received on annuities are not reported as revenue but are recorded as increases to a deposit liability account. The profits are then deferred over the life of the policy instead of being realized when the payments are received;

     e) Realized gains and losses from the sale of investments are reclassified to a separate component of summary of operations. Taxes thereon are included in the tax provision; and

     f) Investments in fixed maturity securities that are available for sale are carried at fair value with the unrealized appreciation (depreciation) recorded to shareholders' equity.

   The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year.


   Insurance Regulations
   ---------------------
   BNLAC is subject to regulation and supervision by the states in which it is admitted to transact business. Each state has an insurance department which has broad administrative and supervisory powers to grant and revoke licenses; to transact business, regulate trade practices, establish guaranty associations, license agents, approve policy forms, regulate premium rates for some lines of business, establish reserve requirements, regulate competitive matters, prescribe the form and content of required financial statements and reports, determine the reasonableness and adequacy of statutory capital and surplus and regulate the type and amount of investments permitted.

   Most states have also enacted legislation which regulates insurance holding company activities, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. The Company and BNLAC are registered as a holding company group pursuant to such legislation in Arkansas and BNLAC routinely reports to other jurisdictions.

   The NAIC, through the member regulatory staffs, attempts to coordinate the state regulatory process and continually re-examines existing laws and regulations and their application to insurance companies. Recently, this re-examination has focused on insurance interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital ("RBC") rules. In addition, in connection with its accreditation of states to conduct periodic company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state and federal regulation on the operations of BNLAC.

   The NAIC has adopted model RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC formula is designed to be used by the states as an early warning tool to identify possible weakly capitalized companies for the purpose of initiating regulatory action. In addition, the formula defines a new minimum capital standard which will supplement the prevailing system of low fixed minimum capital and surplus requirements on a state-by-state basis.

   The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the

   Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The"Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 2001 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 595% and, therefore, significantly above the Company Action Level.

   As part of their routine regulatory process, approximately once every three years, insurance departments conduct detailed examinations ("triennial examinations") of the books, records and accounts of insurance companies domiciled in their states. Such triennial examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

   In July 2000, the Arkansas Insurance Department conducted its triennial statutory examination for the period ended December 31, 1999. No adjustments were made to the financial statements of the Company as a result of the examination.

   BNLAC's management is not aware of any failure to comply with any significant insurance regulatory requirement to which BNLAC is subject at this time.


   Competition
   -----------
   The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC since their profits accrue to the policyholders rather than the shareholders. In the last quarter of fiscal year 2000, BNLAC's A. M. Best's financial performance rating was raised from "B-" (fair) to "B"
   (fair).

   BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 4,100 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

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


   Personnel
   ---------
   At December 31, 2001, BNLAC had four executive officers and 49 full-time administrative personnel. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. None of the Company's employees is presently represented by a union. BNLAC currently uses a third party administrator to process dental claims.




                                ITEM 2. PROPERTIES
                                -------------------



   Neither the Company, nor any of its subsidiaries own any real estate.

   BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $7,230 per year. The rent includes the services of a secretary that is shared with other tenants of the building.

   The Company leases 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. The annual base rental was $127,944 in fiscal year 2001 and this rate will continue until the initial term of the lease expires in 2005. The Company may renew the lease for another ten years at the rate of $126,000 for the first five years and $129,000 for the second five years of the new lease term.

   BNLE leases office space in Sherwood, Arkansas at a rental of $14,400 per year. BNLAC incurs 100% of the rental expense.

   The Company owns the furniture and equipment used in the operation of its business.


                             ITEM 3. LEGAL PROCEEDINGS
                             -------------------------


   On November 5, 2001, the boards of directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain officers of the Company, in Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner, subsequent to December 31, 2001, is subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws.

   As part of the settlement agreement, the Company has agreed to issue in exchange bonds in the principal amount of $1.50, for each share of common stock of BNL owned by the members of the Class. The Bonds shall be for a term of twelve years with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds shall be fully callable and redeemable at par at any time by BNL.

   The Company has reflected the settlement provisions in the December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses.



            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            -----------------------------------------------------------


   No matters were submitted for a vote during the fourth quarter of 2001.




                                     PART II
                                     -------



    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    -------------------------------------------------------------------------
                                     MATTERS
                                      -------




   Market for Stock
   ----------------
   During 2001 the stock of the Company was traded on a workout basis. Shareholders with company stock to sell contact the Company's home office and are directed to potential buyers of the stock. There has been a limited trading market for the Company's securities during fiscal 2001. The stock is not traded on any established trading market. In connection with an offering of common stock and preferred stock by BNL Equity Corporation (formerly United Arkansas Corporation) organizers of the Company received 5,563,212 shares which were held in escrow until their release on August 1, 1999.

   Holders
   -------
   As of December 31, 2001, there were 4,681 record holders of the Company's common stock without consideration for contingent treasury shares to be redeemed.

   Dividends
   ---------
   The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

   Transfer Agent and Registrar
   ----------------------------
   Regions Bank, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.


                         ITEM 6.  SELECTED FINANCIAL DATA
                         --------------------------------


   The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2001 are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001 are included elsewhere in this Form 10-K.

                   2001        2000         1999          1998        1997
                ----------  -----------  -----------  -----------  -----------

 Total
 Income.....   $39,569,741  $36,182,730  $30,533,144  $21,919,618  $12,468,221
 Net Income
  (Loss)....   $ 1,283,478  $ 3,444,483  $   206,979  $(1,246,752) $ (931,612)
 Net Income
  (Loss) Per
  Common Share $       .06  $       .15  $       .01  $      (.05) $     (.04)
 Total Assets. $20,173,856  $17,580,271  $13,949,400  $14,327,776  $14,147,853
 Total
  Liabilities. $14,499,547  $ 9,073,346  $ 9,644,266  $ 9,123,809  $ 7,734,893
 Average Shares
  Outstanding   22,802,610   23,311,944   23,311,944   23,311,944   23,311,944

 *This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.


  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


   In this section, we review the consolidated financial condition of the Company at December 31, 2001, 2000 and 1999 and the consolidated results of operations for the periods ended December 31, 2001, 2000 and 1999. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected financial data set forth elsewhere in this Form 10-K.



   Forward-Looking Statements
   --------------------------
   All statement, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:
   (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) customer response to new products and marketing initiatives: (iii) mortality, morbidity and other factors which may affect the profitability of our products (iv) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products (v) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products (vi) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

   Management believes the Company's current critical accounting policies are comprised of the following: Reserves for unpaid policy claims is a sensitive accounting estimate unique to the insurance industry. Management uses an independent actuary to formulate this estimate. Differences in the estimates may result in revised claims expense which is recognized in the period in which the difference is determined. See note 11 of the financial statements for the effect on the year 2001.

   The valuation allowance against deferred taxes is a sensitive accounting estimate. The Company follows Statement of Financial Accounting Standards
   (SFAS) No. 109, "Accounting for Income Taxes," which prescribes the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.

   The accounting for the proposed litigation settlement is based on management's estimation that it is probable the settlement will be approved and ultimately finalized in its current form in 2002. When a transaction originating prior to the balance sheet date involves potential losses and depends on subsequent events estimated to be probable of occurrence, and the amounts are known or measurable, generally accepted accounting principles require the transaction to be recorded on the financial statements as though the transaction had occurred. Ultimate resolution of the settlement agreement is dependent on the Company obtaining the necessary approvals subsequent to December 31, 2001.


   Financial Condition
   -------------------

                                       2001        2000          1999
                                    ---------   ----------    ---------
   Income from Operations
    before Income Taxes            $1,579,471   $2,734,483     $206,979
   Book Value Per Share                 $0.28        $0.36        $0.19
   Statutory Capital and Surplus
    of Insurance Subsidiary        $7,858,222   $7,003,585   $4,130,351
   Stockholders' Equity - GAAP     $5,674,309   $8,506,925   $4,305,134
   A.M. Best Financial Rating               B            B           B-


   The Company's financial condition remained strong at the end of 2001 despite the decline in Stockholders' Equity. This decline was due to a $4,269,404 increase in contingent treasury stock as a result of the settlement of the class action lawsuit mentioned in "Legal Proceedings" above.

   Liquidity and Capital Resources
   -------------------------------
   At December 31, 2001, the Company had liquid assets of $1,726,746 in cash, money market savings accounts, and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted into cash.

   The major components of operating cash flows are premiums, and investment income while policy benefits are the most significant cash outflow. In 2001, BNLAC collected approximately $38.6 million of premiums and annuity deposits (gross before reinsurance) and $975,190 of investment income. Another source of cash flow in 2001 was overwrite commissions of $304,185 on vision products. At the same time the Company paid $24,856,711 in policy benefits.

   The Company's investments are primarily in U.S. Government and Government Agencies ($9,940,985) and other investment grade bonds ($4,390,833) which have been marked to market and classified as available for sale. The Company does not hedge its investment income through the use of derivatives.

   Notes Receivable of $1,357,407 consists of a convertible debenture loan from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides dental claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLE receives a marketing fee from EBI under a related marketing agreement. As part of the agreement, BNLAC agreed to pledge $335,000 of bonds as guarantor for the operating line of credit of EPSI in conjunction with these agreements. We estimate the Company and its subsidiaries will have a positive cash flow of $315,000 in 2002 from the EBI transaction.

   On November 5, 2001, the Company's Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings") that includes a $575,000 payment to Class Counsel. The payment is subject to various conditions and regulatory approval; however, we believe it is probable that it will occur in mid-2002. The $575,000 will be paid by BNLAC either through dividends to BNL Financial Corporation or through intercompany expense allocation.

   Another term of the settlement is the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company's common stock owned by the members of the class. The bonds will have a 12- year term and bear interest at the rate of 6% per annum, payable annually from the previous fiscal year's earnings. We estimate the total principal amount of the bonds will be approximately $4,269,404 and the annual interest expense will be $256,000. We expect BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The Company has no plan to start a sinking fund for payment of the principal at maturity.

   We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

   The Company conducts its insurance operations through its wholly owned subsidiary, BNLAC. At December 31, 2001, BNLAC had statutory capital and surplus of $7,858,222. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000, but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its Certificate of Authority in the state of Washington due to an increased minimum capital requirement in that state of $2,400,000. During 2001, BNLAC increased its common capital stock from $2,000,000 to $2,500,000, to comply with Washington's capital requirements. BNLAC has applied for a new Certificate of Authority from the state of Washington. Management monitors these developments to maintain compliance with the requirements of each state.


   Results of Operations
   ---------------------
   Premium income was $38,463,464 in 2001, $35,396,913 in 2000 and $29,730,251
   in 1999. The increase in both years was due to an increase in group dental insurance premiums written. In 2001, group dental insurance premium income made up 98.6% of total premium income.

   Net investment income was $1,029,457 in 2001, $888,238 in 2000 and $775,148 in 1999, an increase of 16% in 2001 and 15% in 2000. The Company used its positive operating cash flow to increase its fixed maturity investment portfolio in both years, which resulted in the increase in investment income.

   In September 2001, the Company started receiving marketing fees from EBI per the agreement mentioned above. The Company earned $60,589 of marketing fees in 2001.

   Realized capital gains and (losses)on investments was $16,231 in 2001, ($102,421) in 2000 and $27,745 in 1999. The realized loss in 2000 was primarily due to the write down in value of certain equity securities. The gains in 2001 and 1999 were due to gains on bonds sold in the normal course of the Company's investment activity.


   Increase (decrease) in liability for future policy benefits was $56,063 in 2001, ($85,852) in 2000 and $83,703 for the same period in 1999. The decrease in 2000 was due to an increase in the number of surrendered life and annuity policies during that year.

   Policy benefits and other insurance costs increased from $24,954,260 in 1999, to $26,679,474 in 2000 and to $29,570,207 in 2001. The increases were due to an increase in claims and commissions resulting from the increase in insurance premium collected. The claims ratio on dental insurance, which represents the ratio of claims incurred to premium earned, was 65.5% in 2001, 63.8% for 2000 and 72.4% in 1999. In 2001, the claims ratio increased due to a rise in dental costs.

   Amortization of deferred policy acquisition costs was $29,844 in 2001, $44,084 in 2000 and $27,732 in 1999. The increase in 2000 was due to a write-off of the remaining deferred policy acquisition asset on an Accidental Death Plan that was discontinued in 2000.

   In 2001, the Company incurred $575,000 litigation settlement expense, which is the award to the Class Counsel. In our opinion the settlement of the class action lawsuit is in the best interests of our Company and its shareholders. We have always felt, and continue to feel strongly, about the facts and the lack of merit in the plaintiff's case. However, this settlement opportunity, in light of its terms and the ability to eliminate risks of damage to our business which are inherent in such litigation, provided an opportunity to put an end to a protracted, expensive and time- consuming matter. The Company's management can now focus on the business of the Company and the opportunities in the marketplace.

   Operating expenses were $6,525,350 in 2001, $5,726,013 in 2000 and $4,390,661 in 1999. Expenses increased in 2001 due to legal fees, settlement costs, executive bonus incentive plan expenses and payroll expense. The increase in 2000 versus 1999 was a result of higher claims administration and personnel costs attributable to the increase in volume of group dental business processed in 2000.

   Taxes, other than on income, were $1,233,806 for 2001, $1,084,528 for 2000 and $869,809 for 1999. The increase each year was due to the premium taxes on the increased insurance premiums collected.

   For 2001, the consolidated net income from operations before taxes was $1,579,471compared to $2,734,483 in 2000 and $206,979 in 1999. The decline in
   2001 is primarily due to the increase in operating expenses, policy benefits expense and class action settlement expenses. Based on actual claims experience during 2000, the estimate of claims liability at December 31, 1999 was found to be overstated by $648,816. The over estimate for this liability has contributed a corresponding increase in income during the year 2000. The remaining increase in net income from operations in 2000 versus 1999 was primarily due to an increase in premium income and a reduction in the claims ratio on the group dental business. Modifications to rates and benefits on the dental policies, which were implemented prior to and during 1999, were effective in reducing the claims ratio in 2000.

   Earnings per share was $.06, $.15 and $.01 in 2001, 2000, and 1999, respectively. The effect of the contingent treasury shares described in Financial Condition was immaterial in 2001, but may have a material effect in the future.

   The provision for income taxes was $295,993 expense in 2001, compared to a $710,000 benefit for 2000 and $0 in 1999. In 2000, the Company reduced its valuation allowance against its deferred tax asset and recorded a net deferred tax asset of $767,000, reflecting the benefit expected from using approximately $6,700,000 in loss carryforwards that expire in various amounts between 2001 and 2014. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. For the period ended December 31, 2001, the Company had $52,993 of current federal tax expense and $243,000 of deferred tax expense. In 2000, the Company had $57,000 current federal tax expense, which was offset by the $767,000 deferred tax credit. See note 3 to the audited financial statements.

   For the year ended December 31, 2001, other comprehensive gain was $90,760 compared to $757,308 in 2000 and a ($1,105,812) loss for the same period in 2000. The gain in comprehensive income in 2001 and 2000 was due to a decrease in interest rates that increased the market value of the Company's bond portfolio. Although the bonds are marked available for sale, the Company has sufficient working capital and other sources of funds available which should not make it necessary to sell any bonds at a loss.


   Looking Forward
   ---------------
   We are getting more and more opportunities to sell large groups. Each time you get one, it makes it easier to get others. Selling large groups is a two-edged sword. On one side you grow faster and have the potential to make larger profits when claims are within our expected range. Also, the Company's reputation is enhanced as a major player in the benefits market. However, on the other hand, if claims on a big case are higher than expected, you lose profits more rapidly. Also, when claims necessitate large rate increases, the odds go up that you will lose the case to another carrier and the loss of a big case is difficult to recoup.


     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     --------------------------------------------------------------------

   Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2001 and December 31, 2000. We held various financial instruments at December 31, 2001 and 2000, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4). In the second quarter of 2001 we invested $8,104 in call options for common stock for trading purposes. Our risk on this investment is limited to our cost.

   Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at December 31, 2001 and December 31, 2000 was $14,331,818 and $13,561,719, respectively.

   A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2001 of $1,300,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2001 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

   Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

   Commodity Price Risk - We have no financial instruments subject to commodity price risk.

   Equity Security Price Risk - Fair value of equity securities at December 31, 2001 totaled $47,449, or only .4% of total investments and cash on a consolidated basis. We do not hedge our equity price risk. As of December 31, 2001, a 20% adverse change in equity prices would result in an approximate $13,300 decrease in the fair value of our equity securities. The preceding discussion of estimated fair value of our financial instruments and the sensitivity analyses resulting from hypothetical changes in interest rates are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current expectations and involve uncertainties. These forward-looking market risk disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in interest rates, foreign-exchange rates, commodity prices, or equity security prices.



             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ---------------------------------------------------

   The information on pages F-1 through F-20 attached to this Report is hereby incorporated by reference.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    -----------------------------------------------------------------------
                              FINANCIAL DISCLOSURE
                              --------------------

    None

                                    PART III
                                    --------



          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -----------------------------------------------------------


   The directors and executive officers of the Company are as follows:



                                  First Became
                                   Director or
                                    Executive
         Name             Age     Officer                Position
     ------------         ---    ---------   --------------------------------

    Wayne E. Ahart         61      1984     Chairman of the Board and Director
    C. Donald Byrd         60      1984     Vice Chairman of the Board and
                                                        Director
    Kenneth Tobey          43      1994          President and Director
    Barry N. Shamas        54      1984        Executive Vice President,
                                                Treasurer and Director
    Cecil Alexander        65      1994               Director
    Richard Barclay        64      1994               Director
    Eugene A. Cernan       67      1994               Director
    Hayden Fry             72      1984               Director
    John Greig             66      1984               Director
    Roy B. Keppy           78      1984               Director
    Roy Ledbetter          71      1994               Director
    John E. Miller         72      1994               Director
    James A. Mullins       67      1984               Director
    C. James McCormick     76      1984               Director
    Robert R. Rigler       78      1989               Director
    Chris Schenkel         77      1994               Director
    L. Stan Schoelerman    76      1984               Director
    Orville Sweet          77      1984               Director
   -----------------------------------------

   The term of office of each director expires at the annual meeting of shareholders upon the election and qualification of such director's successor. The Company's executive officers serve at the pleasure of the Board of Directors. The above officers and directors serve in the same capacity with BNLAC.



   Identification of Certain Significant Employees
   -----------------------------------------------
     Not applicable.


   Family Relationships
   --------------------

   No family relationship exists between any director or executive officer of the Company.


   Business Experience
   -------------------

   The following is a brief description of the business experience during the past five years of the directors and executive officers of the Company.

   Wayne E. Ahart has served as Chairman of the Board of BNL since 1984 and BNLAC since 1986. He has served as Chairman of the Board of BNLE since 1988 and served as Chairman of the Board of United Arkansas Life from 1990 to 1994. Prior to that time, Mr. Ahart served as Board Chairman of: Investors Trust, Inc. ("ITI") and its subsidiary, Investors Trust Assurance Company ("ITAC"), both of Indianapolis, Indiana (1973-1987); Liberty American Corporation ("LAC")(President since 1981) and its subsidiary Liberty American Assurance Company ("LAAC"), both of Lincoln, Nebraska (1975-1987); and (President) American Investors Corporation ("AIC") and its subsidiary, Future Security Life Insurance Company ("FSL"), both of Austin, Texas (1980-1987). Mr. Ahart has been owner and Chairman of the Board of Lone Star Pizza Garden Inc. from 1986 to the present.

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

   Barry N. Shamas has served as Executive Vice President, Secretary and Treasurer of BNLE since 1988 and United Arkansas Life from 1990 to 1994. Since 1984 and 1986, respectively, he has served as Executive Vice President and Director of BNL and BNLAC, which positions he presently holds. He served in various capacities for ITI and ITAC, including Executive Vice President, Senior Vice President, Treasurer and Financial Vice President beginning in 1976 through 1987. Mr. Shamas served as Executive Vice President, Secretary/Treasurer and as Director of AIC and FSL from 1980 and 1983, respectively, until 1987. From 1978 through 1987, Mr. Shamas served as a Director and a member of the Executive Committee of LAC and LAAC.

   Cecil L. Alexander is currently Vice President of Public Affairs for Arkansas Power & Light Company, where he has been employed since 1980. Prior to joining the AP&L Executive Staff, Mr. Alexander served for 16 years in the Arkansas General Assembly, and during 1975-76, was Speaker of the House of Representatives. Since 1971, Mr. Alexander has been involved in the real estate business as a partner in Heber Springs Realty. He is a past president of the Cleburne County Board of Realtors and has served on the governmental affairs committee of the Arkansas Association of Realtors. Alexander is currently on the Board of Directors of Mercantile Bank of Heber Springs, the Board of Directors of the Arkansas Tourism Development Foundation, and the Board of Directors of Baptist Foundation.

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

   Eugene A. Cernan has been President and Chairman of the Board of The Cernan Corporation since 1981. In addition, he recently became Chairman of the Board of Johnson Engineering Corporation which provides the National Aeronautics and Space Administration (NASA) with Flight Crew Systems Development. Captain Cernan retired from the U. S. Navy in 1976 after serving 20 years as a naval aviator, 13 of which were dedicated to direct involvement with the U. S. Space Program as a NASA Astronaut. Captain Cernan was the pilot on the Gemini 9 mission and the second American to walk in space; lunar module pilot of Apollo 10; and Spacecraft Commander of Apollo 17, which resulted in the distinction of being the last man to have left his footprints on the surface of the moon. In 1973, he served as a Senior United States Negotiator in discussions with USSR on the Apollo- Soyuz Mission. Mr. Cernan served as Executive Consultant of Aerospace and Government of Digital Equipment Corporation from 1986 to 1992, and he was a Director and Vice President-International of Coral Petroleum, Inc., Houston, Texas from 1976 to 1981. Captain Cernan is presently a Director of Up With People, an international educational foundation for young men and women; the United States Space Foundation; the Young Astronaut Council; the Alaska Aerospace Development Corporation, Explorer's Club, International MicroSpace, and Johnson Engineering Corporation. Captain Cernan is also on the President's Engineering Committee, Purdue University and is a member of the Board of Trustees of the U. S. Naval Aviation Museum, NFL Alumni and Major League Baseball Players Alumni Association. In addition, Captain Cernan has served as a consultant commentator to ABC News. He served on the Board of AIC and FSL from 1980 and 1983, respectively, to 1987.

   Hayden Fry was Head Football Coach at the University of Iowa from 1979 to 1998, now retired. He was Head Football Coach at North Texas State University from 1973 to 1978 and at Southern Methodist University from 1962 to 1972. He was named Football Coach of the Year in the Big Ten (1981, 1990, 1991), the Missouri Valley Conference (1973), and the Southwest Conference (1962, 1966 and 1968). He is on the Board of Advisors of Wilson Sporting Goods (1962 to
   date); the Board of Trustees of Pop Warner Football (1962 to date); and the American Football Coaches Association (1983 to date) and was the 1993 President of the AFCA. He was President of Hawkeye Marketing Group from 1979
   - 1984. He is a member of the Board of Directors of the PPI Group.


   John Greig has been President of Greig and Co. since 1967. He is a Director of Boatmen's Bank of Iowa, NW., Estherville, Iowa. He has been President of the Iowa Cattlemen's Association (1975-1976) and a member of the Executive Committee of the National Cattlemen's Association (1975-
   1976). He was a member of the Iowa Board of Regents from 1985 to 1991. He was elected as an Iowa State Representative in 1993.

   Roy Keppy has operated his grain and livestock farming operation in Davenport, Iowa since 1946. In 1982, he and his son founded Town and Country Meats in Davenport and he currently serves as its Vice President. He was a Director of Eldridge Cooperative Elevator Company for 33 years, retiring in 1982, after serving as President for 6 years. He is now a Director of First State Bank N.A., Davenport, Iowa. He is a past Chairman of the National Livestock and Meat Board, and was on its Board of Directors from 1970 to 1986. He was on the Board of Directors of the National Pork Producers from 1965 to 1972, serving as its President in 1970-1971.

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

   John E. Miller was a member of the State of Arkansas House of Representatives from 1959 to 2000. He has been self-employed in the insurance, abstract, real estate, heavy construction and farming business for more than 20 years. He presently serves on the Board of Directors of Calico Rock Medical Center, Easy K Foundation, National Conference of Christians and Jews, Lions World Services for the Blind, State Board of Easter Seals, and Ouachita Baptist University Board of Trustees.


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

   Chris Schenkel is retired television sportscaster with Capitol Cities - ABC Sports. From 1964 to 1997 he was a full-time television sportscaster of ABC Sports, New York, New York. He also served as Spokesperson for Owens-Illinois, Toledo, Ohio, from 1976 to present, for whom he speaks as voice over commercials, personal appearances, conventions and shows. Mr. Schenkel served as Chairman of the Board of Directors of Counting House Bank, North Webster, Indiana from 1974-1982. He also served as a Director of ITI and ITAC from 1978 to 1986 and on the Board of Haskell Indian Junior College, Lawrence, Kansas.

   L. Stanley Schoelerman was President and a Partner of Petersen Sheep & Cattle Co., Spencer, Iowa from 1964 to 2001. He was a Director of Home Federal Savings & Loan, Spencer, Iowa, from 1969 to 1988; and Honeybee Manufacturing, Everly, Iowa, from 1974 to 1986. He was President of Topsoil-Schoenewe, Everly, Iowa, from 1974 to 1986. Mr. Schoelerman was Commissioner of the Iowa Department of Transportation from 1974 to 1978 and was a member of the National Motor Carrier Advisory Board of the Federal Highway Administration from 1981 to 1985.

(PAGE)

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

                         ITEM 11. EXECUTIVE COMPENSATION
                         --------------------------------



   Executive Compensation
   ----------------------
   The following table sets forth certain information regarding remuneration of executive officers in excess of $100,000 during the three years ended December 31.

                           SUMMARY COMPENSATION TABLE
                            --------------------------

                                                     Long Term Compensation
                                                     ----------------------
                            Annual Compensation         Awards     Payouts

     (A)              (B)     (C)    (D)        (E)        (F)         (G)         (H)          (I)
                                               Other
                                               Annual
  Name and                                     Option   Restricted                           All Other
  Principal                                    Compen-     Stock     Options   LTIP          Compen-
  Position           Year   Salary    Bonus    sation   $ Award(s)   SARs (#)  Payouts (#)   sation $
                                        $

Wayne E. Ahart, CEO  2001  $125,000   $60,417  $10,462    $0          -         $0           $0
         "           2000  $125,000   $10,739  $12,625    $0          -         $0           $0
         "           1999  $125,000        $0   $9,416    $0          -         $0           $0

Barry N. Shamas,
BExecutive V.P.      2001  $110,600   $39,217     $809    $0          -         $0           $0
         "           2000  $106,700   $10,189   $7,220    $0          -         $0           $0
         "           1999   $95,000        $0   $1,096    $0          -         $0           $0

(PAGE)


C. Donald Byrd,
 Vice Chairman of
   the Board         2001   $92,500   $43,545   $3,922    $0          -         $0           $0
         "           2000   $90,000   $58,031   $3,893    $0          -         $0           $0
         "           1999   $80,500        $0   $3,463    $0          -         $0           $0

Kenneth Tobey,
  President          2001   $77,500   $42,295   $3,256    $0          -         $0           $0
         "           2000   $75,000   $56,781   $2,874    $0          -         $0           $0
         "           1999   $65,500        $0   $2,643    $0          -         $0           $0



   The total number of executive officers of the Company is four and the total remuneration paid to all executive officers, as a group is $609,523 including accrued bonuses of $25,837 each for Mr. Byrd and Mr. Tobey under the Company's stock bonus plan. The Company does not have employment agreements with any of its officers.

   The Company does not have any employment or severance agreements with officers or employees.


   Compensation of Directors
   -------------------------
   Effective August 8, 2000 each director will receive a fee of $500 per company, plus reasonable travel expenses for each meeting of the Board of Directors attended. The Audit Committee receives $500 for each meeting attended.

   Benefit Plans
   --------------
   In 1994, the Board of Directors and Stockholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares have been authorized by the Board of Directors, including 500,000 shares in November 1997, 500,000 shares in March 2000 and 750,000 shares in June 2001. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2001, 2000 and 1999 the Company granted $119,525, $184,575 and
   $185,150 stock options, respectively, with an exercise price of $.50 per share. At December 31, 2001, there were 1,054,600 options outstanding. No options have been exercised since inception of the plan. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $800, $1,200 and $600 in 2001, 2000 and 1999, respectively. These values were computed using a binomial method as prescribed in SFAS 123 and certain assumptions include risk free interest rate of 4.5%, expected life of 3 years, expected volatility of 10.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.6 years.

   In May 1997, the Board of Directors approved a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company either through the open market, Treasury shares or authorized but unissued shares. Stock bonuses in the amount of $51,674 and $100,000 were granted in 2001 and 2000, respectively.

   In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre tax operating income. BNLAC bears its prorated share of the bonus expense based on its pre-tax statutory profits. Bonus expense for 2001 was $144,662 under this plan.

   On January 1, 1997, the Brokers National Life Employee Pension Plan was adopted. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21 and have completed one year of service. Employer contributions are discretionary; however, the Company is not contributing at this time.


   Indebtedness of Management
   --------------------------
   No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 2001, other than for ordinary travel and expense advances and other reimbursable expenses, if any.


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------


   Security Ownership of Certain Beneficial Owners
   -----------------------------------------------
   The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 2001:

                                           Amount and Nature    Percent of
    Title of Class   Name and Address of    of Beneficial       Class as of
                     Beneficial Owner        Ownership       December 31, 2001
    --------------   -------------------   ----------------  -----------------


    Common         Wayne E. Ahart
    Stock          #14 Club Estates Parkway    4,845,505 (2)(3)    23.69%
                   Austin, Texas 78738
    Common         Barry N. Shamas             2,801,816 (5)       13.70%
    Stock          1095 Hidden Hills Dr.
                   Dripping Springs,
                   Texas 78620
    Common         Universal Guaranty          2,216,776 (2)       10.84%
    Stock          Life Insurance Company
                   5250 S. Sixth St. Rd.
                   Springfield, Illinois
                   62705
    Common         C. Donald Byrd              1,517,269            7.42%
    Stock          631 47th Street
                   W. Des Moines, IA 37076


    (1) To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.


    (2) Wayne E. Ahart and Commonwealth Industries, Inc. ("CIC"), a parent of Universal Guaranty Life Insurance Company ("UGL"), have agreed: (a) that if Mr. Ahart sells his shares of the Company to a third party, Mr. Ahart or the third party must also purchase UGL's shares of the Company at the same price and on the same terms; and (b) in the event UGL receives a bona fide offer to purchase its shares of the Company, Mr. Ahart has a first right of refusal to purchase such shares on the same terms and conditions.


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

   Security Ownership of Management
   --------------------------------
   The following table sets forth, as of December 31, 2001, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:


                                           Amount and Nature    Percent of
    Title of Class   Name and Address of    of Beneficial       Class as of
                     Beneficial Owner        Ownership       December 31, 2001
    --------------   -------------------   ----------------  -----------------

     Common Stock      Wayne E. Ahart         4,845,505 (2)        23.69%
         "             Barry N. Shamas        2,801,816 (4)        13.70%
         "             C. Donald Byrd         1,517,269 (3)         7.42%
         "             Kenneth Tobey            822,312             4.02%
         "             C. James McCormick       137,084 (5)          .67%
         "             Hayden Fry                69,047              .34%
         "             John Greig                50,102              .24%
         "             Roy Keppy                 51,001              .25%
         "             James A. Mullins          50,000              .24%
         "             L. Stanley Schoelerman    50,000              .24%
         "             Orville Sweet             50,000              .24%
         "             Richard Barclay           46,088              .23%
         "             John E. Miller            46,088              .23%
         "             Cecil Alexander           37,088              .18%
         "             Eugene A. Cernan          37,088              .18%
         "             Roy Ledbetter             37,088              .18%
         "             Chris Schenkel            37,088              .18%
         "             Robert R. Rigler           3,295              .02%
         "             All Executive
                       Officers and
                       Directors as a        10,687,909            52.26%
                       group (18 persons)

    ---------------------------------------


   (1) To the Company's knowledge, all shares are beneficially owned by, and the persons named, except as otherwise indicated hold the sole voting and investment power.

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



             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------


   None

                                     PART IV
                                   -------





  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  --------------------------------------------------------------------------


   (a)  1.  Financial Statements
   The information required by this section is set forth on page F-1 to F-18 of this Report and is incorporated herein by reference.

        2.  Financial Statement Schedules Included in Item 14(a)

                                                                            Page
                                                                          Number
                                                                       Form 10-K

   Report of Independent Accountants on Financial Statements      F-2


   The following financial statement schedule required to be filed by Paragraph
   (d) of Item 14 of Form 10-K is submitted as a separate section of this report.

   Schedule III - Condensed Financial Information of Registrant  F-19 to F-20

   Schedules I and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.



    3.  Exhibits

    No.              Description                Page or Method of Filing
   -----   ----------------------------      ------------------------------

    3.1 Articles of Incorporation of Incorporated by reference to BNL Financial Corporation, Exhibit 3.1 of the Company's dated January 27, 1984 and Annual Report on Form 10-K for Amendment to Articles of the period ending December 31, Incorporation of BNL Financial 1993. Corporation, dated November 13, 1987.
    3.2    By-laws of BNL Financial          Incorporated by reference to
           Corporation.                      Exhibit 3.2 of the Company's
                                             Registration Statement No. 33-
                                             70318
    4.1    Instruments defining the rights   Incorporated by reference to
           of security holders, including    Exhibit 4 of the Company's
           indentures.                       Registration Statement No. 2-
                                             94538 and Exhibits 3.5 and 4 of
                                             Post-Effective Amendment No. 3
                                             thereto.
    4.2    Articles of Incorporation of
           BNL Financial Corporation, Incorporated by reference to dated January 27, 1984 and Exhibits 4.2 of the Company's Amendment to Articles of Annual Report on Form 10-KSB Incorporation on BNL Financial for the period ending December Corporation, dated November 13, 31, 1998. 1987.


    10.1 Form of Agreement between Incorporated by reference to Commonwealth Industries Exhibit I of the Company's Corporation, American Investors Quarterly Report on 10-QSB for Corporation and Wayne E. Ahart the period ended September 30, regarding rights to purchase 1994.
           shares of the Company.

    10.2   Agreement dated December 21,      Incorporated by reference to
           1990 between Registrant and C.    Exhibit I of the Company's
           Donald Byrd granting Registrant   Quarterly on 10-QSB for the
           right of first refusal as to      period ended March 31, 1996.
           future transfers of Mr. Byrd's
           shares of the Company's common
           stock.

    10.3   Office lease assumption and
           assignment agreement dated        Incorporated by reference to
           September 1, 1998, between        Exhibit 10.9 of the Company's
           Brokers National Life Assurance   Annual Report on Form 10-KSB
           Company and Walgreen Company      for the period ending December
           and Charles H. Morrison for       31, 1998.
           premises in Austin.
    10.4   Sublease dated January 20, 2000
           between Brokers National Life     Incorporated by reference to
           Assurance Company and PRG, Inc.   Exhibit 10.10 of the Company's
                                             Annual Report on Form 10-KSB for
                                             the period ending December 31,
                                             1998.
    11     Statement Re computation of per   Reference is made to the
            share earnings.                  explanation of the computation
                                             of per share earnings as shown in
                                             Note 1 to the Notes to Consolidated
                                             Financial Statements filed herewith
                                             under Item 14(a)(1) above which
                                             clearly describes the same.
    12     Statements re computation of      Not applicable.
            ratios.
    16     Letter Re Change in Certifying    Incorporated by reference to
            Accountant.                      Exhibit I of the Company's
                                             periodic Report on Form 8-K
                                             dated September 14, 1995.
    22     Subsidiaries of Registrant.       Filed herewith.

   (b) Reports on Form 8-K
   The Company did not file reports on Form 8-K for the period covered by this report.




                                     SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2002.

                                             BNL FINANCIAL CORPORATION


                                             /S/ Wayne E. Ahart
                                             -------------------------------
                                             By: Wayne E. Ahart, Chairman of
                                                 the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              SIGNATURE                   TITLE                 DATE
     --------------------------     ---------------------   -------------


         /S/ Wayne E. Ahart                                    2/18/02
     --------------------------                             -------------
           Wayne E. Ahart           Chairman of the Board,
                                     Director (Principal
                                      Executive Officer)


           /S/ C. Donald Byrd                                  2/25/02
     --------------------------                             -------------
             C. Donald Byrd         Vice Chairman of the
                                     Board and Director


            /S/ Kenneth Tobey                                  2/18/02
     ---------------------------                            -------------

              Kenneth Tobey         President and Director


           /S/ Barry N. Shamas                                 2/21/02
     ----------------------------                           -------------
             Barry N. Shamas            Executive Vice
                                     President, Treasurer
                                    and Director (Principal
                                         Financial and
                                      Accounting Officer)


             /S/ Hayden Fry                                    03/20/02
     ----------------------------                           -------------
               Hayden Fry                 Director


             /S/ John Greig                                    03/20/02
     ----------------------------                           --------------
               John Greig                 Director


              /S/ Roy Keppy                                     2/20/02
     ----------------------------                           --------------
                Roy Keppy                  Director


         /S/ C. James McCormick                                 3/1/02
     ----------------------------                           --------------
           C. James McCormick             Director


          /S/ James A. Mullins                                  3/26/02
     ----------------------------                           --------------
            James A. Mullins              Director


          /S/ Robert R. Rigler                                  2/19/02
     ----------------------------                           --------------
            Robert R. Rigler              Director


         /S/ Stanley Schoelerman                                2/21/02
     -----------------------------                          --------------
           Stanley Schoelerman             Director



            /S/ Orville Sweet                                   2/22/02
     -----------------------------                          ---------------
              Orville Sweet                Director


           /S/ Cecil Alexander                                  2/22/02
     -----------------------------                          ---------------
             Cecil Alexander               Director


           /S/ Richard Barclay                                   2/18/02
     -----------------------------                          ---------------
             Richard Barclay               Director

          /S/ Eugene A. Cernan                                  2/20/02
     -----------------------------                          ---------------
            Eugene A. Cernan              Director


            /S/ Roy Ledbetter                                    2/18/02
     -----------------------------                          ---------------
              Roy Ledbetter                Director


           /S/ John E. Miller                                  2/15/2002
     -----------------------------                          ---------------
             John E. Miller               Director


           /S/ Chris Schenkel                                   3/4/2002
     -----------------------------                          ----------------
             Chris Schenkel               Director

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14 (a) AND 14 (d)

                              FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED DECEMBER 31, 2001

                     BNL FINANCIAL CORPORATION AND SUBSIDIARIES

                                  DES MOINES, IOWA



  ---------------------------------------------------------------------------


  Table of Contents
  -----------------



                                                                  Page Number of
                                                                  2001 Form 10-K
                                                              --------------

     Report of Independent Accountants on Financial               F-2
     Statements

     Consolidated Balance Sheet, December 31, 2001 and            F-3
     2000

     Consolidated Statement of Operations and                     F-4
     Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statement of Changes in Shareholders'           F-5
     Equity for the years ended December 31, 2001 and 2000

     Consolidated Statement of Cash Flows for the years           F-6
     ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements                   F-7

   -----------------------------------------------------------------------
   BNL Financial Corporation and Subsidiaries
   Report of Independent Accountants
   -----------------------------------------------------------------------


   To the Board of Directors and Shareholders
   BNL Financial Corporation and Subsidiaries

   We have audited the accompanying Consolidated Balance Sheets of BNL Financial Corporation and Subsidiaries as of December 31, 2001 and 2000 and the accompanying Consolidated Statements of Operations and Comprehensive Income, Changes in Shareholders' Equity, and Cash Flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.









   Oklahoma City, Oklahoma                      SMITH, CARNEY & CO., p.c
   February 9, 2002

   BNL Financial Corporation and Subsidiaries
   Consolidated Balance Sheets
   December 31, 2001 and 2000


                                                         December 31,
                                                  ------------------------
                                                      2001         2000
                                                  ------------------------
       ASSETS
          Cash and cash equivalents            $ 1,726,746      $   932,816
          Investments in fixed maturities at
            fair value (amortized cost          14,331,818       13,561,719
            $14,349,209; $13,737,998;
            respectively; partially pledged)
          Other long-term investments - Note
            receivable (Note 4)                  1,357,407            -
          Investment in equity securities,
           at fair value (cost $86,100;
           $37,147 respectively)                    47,449           66,532
                                                 ---------       ----------
                 Total Investments, Including
                   Cash and Cash Equivalents    17,463,420       14,561,067

          Accrued investment income                224,100          248,297
          Furniture and equipment, net             423,608          374,876
          Deferred policy acquisition costs        278,258          308,102
          Policy loans                             115,652           98,863
          Receivable from reinsurer                 34,990           29,630
          Premiums due and unpaid                  786,345          946,775
          Income tax assets                        524,000          767,000
          Other assets                             323,483          245,661
                                                ----------       ----------
                 Total Assets                  $20,173,856      $17,580,271
                                               ===========      ===========


       LIABILITIES
          Liabilities for future policy
            benefits                           $ 1,454,007      $ 1,392,584
          Policy claims payable                  2,446,935        2,446,350
          Annuity deposits                       2,866,464        2,805,220
          Deferred annuity profits                 496,338          469,623
          Premium deposit funds                     61,987          101,491
          Supplementary contracts without
            life contingencies                      66,148           80,295
          Advanced and unallocated premium         798,790          656,615
          Commissions payable                      623,484          440,640
          Accrued taxes and expenses               491,513          450,409
          Other liabilities                        349,477          230,119
                                                 ---------        ---------
                  Total Liabilities              9,655,143        9,073,346
                                                 ---------        ---------


       COMMITMENTS AND CONTINGENCIES (NOTE 6)
         Contingent settlement expense             575,000              -
         Contingent long-term liabilities        4,269,404              -
                                                 ---------         ----------
                  Total Commitments and
                    Contingencies                4,844,404              -


       SHAREHOLDERS' EQUITY
         Common stock, $.02 stated value,
           45,000,000 shares Authorized;
           23,311,944 issued and outstanding       466,239           466,239
        Additional paid-in capital              14,313,000        14,308,230
        Accumulated other comprehensive
          income (loss)                           (49,455)         (140,215)
        Accumulated deficit                    (4,779,746)       (6,063,224)
        Contingent treasury stock 2,846,269;
          0 shares, respectively (Note 6)      (4,269,404)               -
        Treasury stock, at cost, 13,695;
          138,795 shares, respectively             (6,325)          (64,105)
                                                 ---------         ---------
                  Total Shareholders' Equity     5,674,309         8,506,925
                                                 ---------         ---------
                  Total Liabilities and
                    Stockholders' Equity       $20,173,856       $17,580,271
                                                ==========        ==========


     The accompanying notes are an integral part of the consolidated financial statements.

 BNL Financial Corporation and Subsidiaries Consolidated Statements of Operations and Comprehensive Income For the years ended December 31, 2001, 2000, and 1999



                                               Year Ended December 31,
                                       -------------------------------------
                                           2001         2000         1999
                                       -------------------------------------

    Income
      Premium income                 $38,463,464    $35,396,913    $29,730,251
      Net investment income            1,029,457        888,238        775,148
      Marketing fees (Note 4)             60,589              -              -
      Realized gains (losses)             16,231       (102,421)        27,745
                                      ----------     ----------     ----------

                 Total Income         39,569,741     36,182,730     30,533,144
                                      ----------     ----------     ----------


    Expenses
      Increase (decrease) in
        liability for future policy
        benefits                          56,063        (85,852)       83,703
      Policy benefits and other
        insurance costs               29,570,207     26,679,474    24,954,260
      Amortization of deferred
        policy acquistion costs           29,844         44,084        27,732
      Litigation settlement
        expense (Note 6)                 575,000              -             -
      Operating expenses               6,525,350      5,726,013     4,390,661
      Taxes, other than on income      1,233,806      1,084,528       869,809
                                      ----------     ----------    ----------

              Total Expenses          37,990,270     33,448,247    30,326,165
                                      ----------     ----------    ----------


              Income from Operations
                before Income Taxes    1,579,471      2,734,483       206,979

              Provision for income
                taxes (benefit)          295,993       (710,000)         -
                                      ----------     -----------   ----------

              Net Income             $ 1,283,478    $ 3,444,483    $  206,979
                                     ===========    ===========    ==========

     Net income per common share
       (basic and diluted)                 $0.06          $0.15         $0.01


     Weighted average number of
       fully paid common shares       22,802,610     23,311,944    23,311,944
                                      ==========     ==========    ==========


      Other comprehensive income, net of tax:
        Unrealized gains on
          securities:
            Unrealized holding
              gain (loss) arising
              during period          $   106,990   $    652,723  $ (1,078,067)

        Reclassification adjustment
          for gain (loss) included
          in net income                   (16,230)      104,585       (27,745)
                                       ----------    ----------   -----------

          Other Chomprehensive Income
            (Loss)                         90,760       757,308    (1,105,812)
                                       ----------    ----------   -----------
          Comprehensive Income
            (Loss)                     $ 1,374,238   $ 4,201,791  $  (898,833)
                                       ===========   ===========  ===========





   The accompanying notes are an integral part of the consolidated financial statements.

  BNL Financial Corporation and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity For the years ended December 31, 2001, 2000 and 1999





                                                                       Accumulated
                           Common Stock      Additional                  Compre-
                        -----------------     Paid-In    Accumulated     hensiv     Treasury
                        Shares     Amount     Capital      Deficit       Income       Stock
                        ------     ------    ----------  -----------   ----------   --------

 Balance,
   January 1, 1999    23,311,944  $466,239  $14,308,230  $(9,714,686)   $208,289    $(64,105)

  Accumulated other
    comprehensive
    loss                      -        -             -            -   (1,105,812)         -

  Net income                  -        -             -       206,979          -           -
                      ----------  --------  -----------  ------------  -----------   --------
 Balance,
  December 31, 1999   23,311,944  $466,239  $14,308,230  $(9,507,707)  $(897,523)   $(64,105)
                      ==========  ========  ===========  ============  ==========    ========

 Accumulated other
  comprehensive
  income                      -         -            -            -      757,308          -

  Net income                  -         -            -     3,444,483          -           -
                      ----------  --------  -----------  ------------  ----------   ---------
 Balance,
  December 31, 2000   23,311,944  $466,239  $14,308,230  $(6,063,224)  $(140,215)   $(64,105)
                      ==========  ========  ===========  ============  ==========   =========


 Accumulated other
  comprehensive
  income                      -         -            -            -      90,760           -

 Contingent
  treasury stock
  (See Note 6)                -         -            -            -               (4,269,404)

 Sale of treasury
  stock                       -         -         4,770           -          -        57,780

 Net income                   -         -            -      1,283,478        -            -
                      ----------  --------  -----------  ------------  ---------  -----------
 Balance,
  December 31, 2001   23,311,944  $466,239  $14,313,000  $(4,779,746)  $(49,455)  $(4,275,729)
                      ==========  ========  ===========  ============  =========  ============





  The accompanying notes are an integral part of the consolidated financial statements.
                                       F-5

  BNL Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows For the years ended December 31, 2001, 2000 and 1999



                                                  Year Ended December 31,
                                            ---------------------------------
                                              2001         2000        1999
                                            --------     --------    --------
 Cash Flows from Operating Activities
   Net income                              $1,283,478   $3,444,483   $206,979
   Adjustments to reconcile net
     income to net cash
       Provided by operating activities:
         Realized (gain) loss on
           investments                        (13,968)     104,585     (28,399)
         Realized (gain) loss on sale of
           furniture and equipment             (2,263)      (2,163)        654
         Depreciation                         141,553      146,952     133,364
         (Increase) decrease in deferred
            tax asset                         243,000     (767,000)         -
         Amortization of deferred
           acquisition costs,
             Organization costs and state
               licenses acquired               36,923       44,084      30,841
         Accretion of bond discount             1,135        1,250         285
   Change in assets and liabilities:
     (Increase) decrease in accrued
        investment income                      24,197      (54,960)      2,315
     (Increase) decrease in receivable
        from reinsurer                         (5,360)      10,421      (6,520)
     (Increase) decrease in premiums
        due and unpaid                        160,430     (185,834)   (149,155)
      Increase (decrease) in liability
       for future policy benefits              61,423      (96,273)     90,224
     Increase (decrease) policy claims
       payable                                    585     (282,825)    221,000
     Increase (decrease) in annutiy
       deposits and deferred profits           87,959     (207,996)   (297,568)
     Increase (decrease) in premium
       deposit funds                          (39,504)     (17,212)      3,862
     Increase (decrease) in advanced
       and unallocated premium                142,175      (57,867)    361,483
     Increase in commissions payable          182,844       29,737     100,599
     Increase in contingent settlement
       expense liability                      575,000           -           -
     Other, decrease                           79,962      138,889      11,029
                                            ---------    ---------    --------
         Net Cash Provided by Operating
           Activities                       2,959,569    2,248,271     680,993
                                            ---------    ---------     --------

  Cash Flows from Investing Activities
    Proceeds from sales of investments        293,440           -      420,000
    Proceeds from maturity or redemption
      of investments                       10,414,084   1,052,149    2,562,937
    Proceeds from sale of furniture and
      equipment                                 7,171       2,163        4,000
    Purchase of equity securities            (131,579)    (34,724)           -
    Purchase of furniture and
      equipment                              (195,194)    (83,682)    (250,449)
    Purchase of fixed maturity
      securities                          (12,580,768) (3,646,155)  (4,400,000)
                                          -----------  ----------   ----------
         Net Cash Used in Investing
           Activities                      (2,192,846) (2,710,249)  (1,663,512)
                                          -----------  ----------   ----------


  Cash Flows from Financing Activities
    Sale of treasury stock                    62,550            -            -
    Net payments on supplementary
      contracts                              (35,343)     (24,825)     (24,825)
                                          ----------   ----------   ----------
         Net Cash Provided (Used) in
           Financing Activities               27,207      (24,825)     (24,825)
                                          ----------   ----------   ----------
         Net (Increase) Decrease in Cash
           and Cash Equivalents              793,930     (486,803)  (1,007,344)

         Cash and Cash Equivalents,
           Beginning of Period               932,816    1,419,619    2,426,963
                                          ----------   ----------   ----------
         Cash and Cash Equivalents,
           End of Period                  $1,726,746   $  932,816   $1,419,619
                                          ==========   ==========   ==========





  The accompanying notes are an integral part of the consolidated financial statements.

  Notes to Consolidated Financial Statements


  1.  Summary of Significant Accounting Policies
       ------------------------------------------

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

  The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The Company's plan is to utilize dental insurance to attract agents who will market other BNLAC products along with dental. The significant premium growth is primarily due to an increase in sales of dental insurance for which the maximum annual risk per policy is $1,500. See Note 10. The Company is licensed to sell in 31 states as of December 31, 2001. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

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

  The income tax benefit includes management's estimate of the future benefit to be derived from net operating loss carry forwards. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income. If future income is not generated as expected, deferred income tax assets may need to be written-off (no such write-offs have occurred). See Note 3.

  Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

  For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which were revised as described in Note 11 to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 6.0% to 4.0% during 2001 and 2000.

  The liability for policy claims payable is composed of claims reported but not paid and claims incurred but not reported. The Company has developed a procedure for calculating incurred but not reported dental claims based on prior years' claims using dates incurred, reported to the insurance company and subsequently paid. Differences in estimates may result in revised claims expense which is recognized in the period in which the difference is determined.

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

     ------------------------------------------------------

  Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flow disclosures, there has been no material interest paid for 2001, 2000 or 1999. The Company paid income taxes of $68,993 and $41,000 in 2001 and 2000, respectively. No income taxes were paid in 1999.

  Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $346,774 and $348,045 at December 31, 2001 and 2000, respectively. Depreciation expense was $141,553, $146,952 and $133,364 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Other assets include agents' balances of $43,082 and $49,135 at December 31, 2001 and 2000, respectively, after reduction for allowance of doubtful accounts. The allowance account had credit recorded of $8,938 in 2001, bad debt expense recorded in operations of $8,200 for the year ended December 31, 2000 and a $9,000 credit recorded during the same period in 1999.

  Other assets also include intangible assets of approximately $174,000. The Company evaluates its intangible assets periodically for impairment by evaluation of the future benefit of the underlying investments or rights acquired. These assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. Amortization expense of approximately $7,100, $3,109, and $3,109 was recorded for each of the years ended December 31, 2001, 2000 and 1999, respectively.

  The Company accounts for the 1994 Brokers and Agents Stock Option Plan using the fair value method as required by SFAS No. 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See
  Note 9.

  Net gain per share is based on net gain divided by the weighted average number of shares. The weighted average number of shares was reduced for the contingent treasury shares described in Note 6.




  2. Shareholders' Equity
     --------------------
  At December 31, 2001 and 2000, shareholders' equity includes approximately $9,199,685 and $7,886,000, respectively, of BNLAC net assets. The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year.

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

  Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                                 December 31,
                                        ---------------------------------
                                         2001          2000         1999
                                        ------        ------       ------

        Capital and Surplus          $7,858,222     $7,003,585   $4,130,351
                                     ==========     ==========   ==========
        Net Income                   $1,443,426     $2,853,930   $  335,458
                                     ==========     ==========   ==========

     -------------------------------

  Notes to Consolidated Financial Statements

  The following is a reconciliation of consolidated net income and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:



                                 December 31, 2001       December 31, 2000       December 31, 1999
                               ---------------------   ---------------------   ----------------------
                                Income  Capital and     Income  Capital and     Income   Capital and
                                          Surplus                 Surplus                  Surplus
                               -------- -----------    -------- -----------    -------- -------------


    Consolidated reporting
    under generally accepted
    accounting principles      $1,283,478  $5,674,308  $3,444,483  $8,506,925  $206,979    $4,305,135
  Attributable to Parent
    Company and BNL Equity         57,013  (3,525,377)    123,143     620,681  (128,529)      428,703
                                ---------   ---------   ---------   ---------  ---------   ----------
  Brokers National Life
    Assurance Company           1,226,465   9,199,685   3,321,340   7,886,244   335,508     3,876,432

  Deferred aquisition cost         30,399   (278,260)      44,083    (308,101)   27,732      (352,185)
  Reserve and premium
    adjustments                    30,884     44,636      (60,502)     40,799      (121)      154,507
  Interest maintenance
    reserve/AVR                    17,113   (330,480)      20,604    (395,843)   (3,829)     (388,472)
  Unrealized appreciation of
    securities                          -     64,254            -     127,854         -       785,038
  Annuity deposits and related
    adjustments                    14,808    580,495     (30,377)     541,979   (21,209)      499,999
  Income tax credit               260,000    (38,000)   (548,000)    (548,000)        -            -
  Other                          (136,243)(1,384,108)    106,782     (341,347)   (2,623)     (444,968)
                                --------- ----------  ----------   ----------  ---------    ----------
  BNLAC Statutory Basis        $1,443,426 $7,858,222  $2,853,930   $7,003,585  $335,458     $4,130,351
                                ========= ==========  ==========   ==========  =========    ==========




  3. Income Taxes
     ------------

  The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which prescribes the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities. Changes in future tax rates will result in immediate adjustments to deferred taxes. The Company and its Subsidiaries file consolidated income tax returns.

  In 2000, the Company reduced the 100% valuation allowance against its deferred tax asset and recorded a net deferred tax asset of $767,000. This reflected management's revised estimate of the future benefit that will be realizable from use of loss carry forwards. Recording the deferred tax asset reduced the federal tax expense of $57,000 by a credit amount of $767,000, for a net federal tax benefit of $710,000 at December 31, 2000.

  At December 31, 2001 and 2000, respectively, the Company had gross deferred tax assets of $2,450,000 and $2,300,000 with corresponding valuation allowances of $1,926,000 and $1,533,000 resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The resulting net deferred tax asset is $524,000 and $767,000 at December 31, 2001 and 2000, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

  Income tax benefit was as follows:

                                 2001         2000        1999
                             -----------   ----------    ---------

  Current tax provisions      $ 52,993    $  57,000     $    -
  Deferred tax benefit         243,000     (767,000)    $    -
                              --------    ----------    ---------
  Total income tax provision
    (benefit)                 $295,993    $(710,000)    $    -
                              ========    ==========    =========

  The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                    2001          2000          1999
                                 ----------    ----------    ----------


  Book income before tax         $1,579,471    $ 2,734,483    $ 206,979
                                 ==========    ===========   ==========


  Income tax computed at
    statutory rate (34%)        $  537,020    $   929,724    $  70,373
  Valuation allowance for
    AMT credit                      52,993         57,000            -
  Revision of valuation
    allowance                      (25,510)   (1,231,862)      (70,373)
  Rate differential               (268,510)     (464,862)            -
                              -------------  ------------  -----------
  Total income tax provision
    (benefit)                   $  295,993    $ (710,000)   $        -
                              =============   ===========  ===========


  The Company has net operating loss carry forwards available for income tax purposes at December 31, 2001 as follows:



                  Expiring
               ----------------
                          2002       $  283,675
                          2003           99,275
                          2004           24,065
                          2005           72,992
                          2006          545,898
                          2007          327,344
                          2008          341,837
                          2009          249,082
                          2010          256,324
                          2011          225,497
                          2012          385,074
                          2018          753,214
                          2019          133,929
                          2020           65,199
                                     ----------
                                     $3,763,405
                                     ==========

  4. Investments
     -----------

  The amortized cost and estimated market value of investments in fixed maturity securities are as follows:


                                               Gross       Gross    Estimated
                                 Amortized   Unrealized  Unrealized   Market
  December 31, 2001                 Cost       Gains       Losses     Value
  -----------------               ---------  ----------  ----------  --------

  US Treasury securities and
    obligations of US government
    corporations and agencies    $9,900,784  $203,083  $(162,882)  $ 9,940,985
  Obligations of states and
    political subdivisions          298,196    11,804           -      310,000
  Corporate securities            3,256,735       756    (45,066)    3,212,425
  Mortgage-backed securities
    GNMA                            493,140        -     (21,232)      471,908
  Public utility bonds              400,354     4,896     (8,750)      396,500
                                -----------  --------  ---------   -----------
  Totals                        $14,349,209  $220,539  $(237,930)  $14,331,818
                                ===========  ========  =========   ===========



  December 31, 2000
  -----------------
  US Treasury securities and
    obligations of US government
    corporations and agencies   $13,020,746  $195,222  $(353,693)  $12,862,275
  Obligations of states and
    political subdivisions          298,028       972       (500)      298,500
  Corporate securities              211,000         -    (10,885)      200,115
  Mortgage-backed securities
    GNMA                              9,006         -     (2,177)        6,829
  Public utility bonds              199,218     3,782     (9,000)      194,000
                                -----------  --------  ----------  -----------
  Totals                        $13,737,998  $199,976  $(376,255)  $13,561,719
                                ===========  ========  ==========  ===========


  The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.


                                                  December 31, 2001
                                               -----------------------
                                                              Estimated
                                                Amortized       Market
                                                  Cost          Value
                                               ---------     ---------

      Due in one year or less                 $  226,085    $  230,625
      Due after one year through five years            -             -
      Due after five years through ten years   2,901,024     2,877,450
      Due after ten years                     10,728,960    10,751,835
                                              ----------    ----------
                                              13,856,069    13,859,910
      Mortgage-backed securities                 493,140       471,908
                                              ----------    ----------
                                             $14,349,209   $14,331,818
                                             ===========   ===========

     -----------------------

  Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2001, 2000 and 1999 were $10,614,580, $1,052,149 and $2,982,937, respectively. Gross gains were
  $14,472, $1,220 and $28,119 and gross losses were $504, $105,804 and $374 as of December 31, 2001, 2000 and 1999, respectively.

  Investment in equity securities at December 31, 2001 and 2000 represents common stock investments as follows:

                                       2001                2000
                                 -----------------   -----------------
                                          Market              Market
                                  Cost     Value      Cost     Value
                                 ------  ---------   ------  ---------

  Banks, trusts
    and insurance companies      $68,790   $31,929   $37,147   $66,532
  Industrial, savings
    and loans and other           17,398    15,520         -         -
                                --------   -------    -------   ------
                                 $86,188   $47,449   $37,147   $66,532


  Net investment income for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                        2001           2000          1999
                                     ------------   -----------   ----------
    Interest on debt securities
      and cash investments           $1,061,759      $908,487      $792,116
    Dividends on equity securities            -             -             -
                                     ----------      --------      --------

                                     1,061,759       908,487        792,116
    Investment expenses                (32,302)      (20,249)       (16,968)
                                    ----------      --------       --------
    Net investment income           $1,029,457      $888,238       $775,148
                                    ==========      ========       ========


  Net realized gains and losses are summarized below:


                                      2001         2000          1999
                                   -----------  ----------   -----------

       Debt securities               $ 3,558    $   1,120      $ 28,399
       Equity securities              10,410     (105,705)            -
       Fixed assets                    2,263        2,164          (654)
                                    --------     ---------    ----------
                                     $16,231    $(102,421)     $ 27,745
                                    ========     =========     =========



  Notes Receivable of $1,357,407 consists of a convertible debenture loan from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLE receives a marketing fee from EBI under a related marketing agreement. As a part of the agreement, BNLAC agreed to pledge $335,000 of bonds as guarantor for the operating line of credit of EPSI in conjunction with these agreements.

     -----------------------

  Investment in equity securities at December 31, 2001, includes an investment of $8,104 in call options on common stock held for trading purposes. These are stated at $25 which approximates market value.

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


  5. Fair Value of Financial Instruments
     -----------------------------------

                                    2001                         2000
                           ---------------------       ----------------------
                            Carrying      Fair          Carrying      Fair
                             Amount       Value          Amount       Value
                           ---------------------       ----------------------
  Assets
  ------

Cash and Cash Equivalents
     (Note 1)             1,726,746    1,726,746 (a)    932,816     932,816 (a)

Investments-fixed
  maturity, available
  for sale (Note 4 &
  Note 1)                14,331,818   14,331,818 (b) 13,561,719  13,561,719 (b)


Investments - equity
  securities
  (Note 4 & Note 1)          47,449       47,449 (b)     66,532      66,532 (b)
Notes receivable
  (Note 4)                1,357,407    1,357,407 (a)          -           -

Other financial
  instruments - Assets      417,824      417,824 (a)    347,160     347,160 (a)
                         -----------  ----------     ----------  ----------
Total financial
  instruments - Assets  $17,881,244  $17,881,244    $14,908,227 $14,908,227
                        ===========  ===========    ==========  ===========


Liabilities
-----------

Premium deposit funds   $    61,987  $    61,987 (a) $   101,491 $  101,491 (a)
Supplementary contracts
  without life
  contingencies (Note 1)     66,148       66,148 (a)      80,295     80,295 (a)
Annuity deposits
  (Note 1)                2,866,464    2,866,464 (a)   2,805,220  2,805,220 (a)
                        ------------  ----------      ----------  ---------
Total financial
  instruments-
  Liabilities           $ 2,994,599  $ 2,994,599     $ 2,987,006 $ 2,987,006
                        ===========  ===========     =========== ===========



  (a) The indicated assets and liabilities are carried at book value, which approximates fair value.
  (b) Fair value of investments is based on quoted market price or dealer quotes, when available. If quotes are not available, fair values are based on quoted prices of comparable instruments.


  6. Commitments and Contingencies and Supplemental Cash Flow Information
     --------------------------------------------------------------------

  On November 5, 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain Officers of the Company, Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner, subsequent to December 31, 2001, is subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws.

  6. Commitments and Contingencies and Supplemental Cash Flow Information (continued)

  As part of the settlement agreement, the Company shall issue and exchange its bonds in the principal amount of $1.50 for each share of common stock of BNL owned by the members of the Class. The Bonds shall be for a term of twelve years with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds shall be fully callable and redeemable at par at any time by BNL.

  The Company has reflected the settlement provisions in the December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses. Additional expenses for registration of the bonds and the incidental costs are not determinable at this time.

  The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:


                               2002        $  217,000
                               2003           181,000
                               2004           150,000
                               2005           100,000
                                           ----------

                               Total       $  648,000
                                           ==========



  Related lease cost incurred for the years ended December 31, 2001, 2000 and 1999 was $225,470, $218,301 and $197,175, respectively.

  The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

  The Company's insurance subsidiary is guarantor on the operating line of credit of a third party in the amount of $250,000. See Note 4 regarding related note receivable transaction.

  Cash deposits in excess of federally insured limits are approximately $1,148,207 at December 31, 2001.

  For information regarding minimum capital requirements to maintain a license to sell in various states, see Note 2.

  7. Liability for Unpaid Claims

     Activity in the liability for unpaid claims is summarized as follows.


                                    ----------    ----------
                                       2001          2000
                                    ----------    ----------

     Balance at January 1           $2,446,350    $2,729,175
       less reinsurance
       recoverable                           -             -
                                     ---------     ---------
     Net Balance at January 1        2,446,350     2,729,175
                                     ---------     ---------

     Incurred related to:
       Current year                 24,975,905    22,872,405
       Prior years                    (143,953)     (648,816)
                                    ----------    ----------
     Total Incurred                 24,831,952    22,223,589
                                    ----------    ----------
     Paid related to:
       Current year                 22,528,970    20,426,055
       Prior years                   2,302,397     2,080,359
                                    ----------    ----------
     Total Paid                     24,831,367    22,506,414



     Net Balance at December 31      2,446,935     2,446,350
      Plus reinsurance
      recoverable                            -             -
                                     ---------     ---------
     Balance at December 31         $2,446,935    $2,446,350
                                     =========     =========



  8. Reinsurance

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

  Prior to October 31, 2001, the Company reinsured 100% of its Accidental
  Death and Dismemberment insurance under a quota share reinsurance contract with American National Insurance Company. American National Insurance Company is rated "A+" Superior. Effective November 1, 2001, the Company entered into a quota share reinsurance agreement with TIG Insurance Company. TIG accepts 50% of the risk on the first $20,000 of liability and 100% of the liability thereafter. TIG is rated "B++" Fair.

  BNLAC's Accidental Death Benefit riders are reinsured 100% through a Bulk ADB reinsurance agreement with Business Mens Assurance Company. Business Mens Assurance Company was rated "A" (Excellent) by AM Best Company for 2000.

  All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

  BNLAC's Group Life and AD&D insurance are reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for a 90% quota share on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company for 2000.

  The Company began marketing a Hospital Indemnity Plan in 1998 and retained 50% of the risk up through September 1, 2000. The Company discontinued the reinsurance agreement due to the favorable claims experience and currently retains 100% of the risk.

  Following is a summary of reinsurance for December 31, 2001 and 2000:



                                                                      Percentage
                                       Ceded      Assumed             Of Amount
                           Gross       Other     From Other    Net     Assumed
 December 31, 2001         Amount    Companies   Companies   Amounts   To Net
 -----------------       ---------   ---------    -------   ---------- ------

Life insurance in
  force (in thousands) $    34,515   $  9,098       $ -    $    25,417   0.0%
                        ==========   ========      ======   ==========  =====
Premiums-life
  insurance            $   409,631   $ 41,574       $ -    $   368,057   0.0%
Premiums-accident and
  health                38,014,998     12,881         -     38,002,117   0.0%
                       -----------    -------      ------  -----------  -----
Total insurance
  premiums             $38,424,629   $ 54,455       $ -    $38,370,174   0.0%
                       ===========   ========      ======  ===========  =====

 December 31, 2000
 -----------------
 Life insurance in
  force (in thousands) $    28,127   $ 7,722        $ -    $    20,405    0.0%
                        ==========   =======        ====    ==========   =====

Premiums-life
  insurance            $   292,961   $(3,102)       $ -    $   296,063    0.0%
Premiums-accident and
  health                34,904,579    22,723          -     34,881,856    0.0%
                        ----------    ------        ----    ----------   -----
Total insurance
  premiums             $35,197,540   $19,621       $  -    $35,177,919    0.0%
                       ===========   =======       =====   ===========   =====

 December 31, 1999
 -----------------
 Life insurance in
  force (in thousands) $    31,213   $11,371     $  9,986 $    29,828    33.5%
                       ===========   =======      ======= ===========   ======
Premiums-life
  insurance            $   323,302   $60,155     $ 28,617 $   291,764     9.8%
Premiums-accident
  and health            29,155,507    36,057       99,146  29,218,596     0.3%

Total insurance
  premiums             $29,478,809   $96,212     $127,763 $29,510,360     0.4%
                       ===========   =======     ======== ===========   ======



  9. Benefit Plans for Certain Brokers/Agents and Employees
     ------------------------------------------------------

  In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares have been authorized by the Board of Directors, including 500,000 shares in November 1997, 500,000 shares in March 2000, and 750,000 in June 2001. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2001, 2000 and 1999, the Company granted 119,525, 184,575 and 185,150 stock options, respectively, with an exercise price of $.50 per share. There were 1,054,600 stock options outstanding at December 31, 2001. No options have been exercised since inception of the plan. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $800, $1,200 and $600 in 2001, 2000 and 1999, respectively. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 3.0 years, expected volatility of 10.5% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.6 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

  In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. The life company subsidiary bears its prorata share of the bonus expense based on its pre-tax statutory profits. Bonus expense for 2001 was $144,662 under this plan.

     ------------------------------------------------------------------

  The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after- tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $51,674 and $100,000 were granted in 2001 and 2000, respectively.

  The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company did not contribute in 2001, 2000 or 1999.



 10. Concentrations
     --------------

  The majority of the Company's premium income growth and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1. The Company has no distinctly reportable business segments.



 11. Change in Accounting Estimate
     ------------------------------

  Based on claims experience in 2001 and 2000, the estimate of claims liability at December 31, 2000 and 1999 was overstated by approximately $145,000 and $650,000, respectively. The over estimate of this liability has contributed a corresponding decrease in claims expense in 2001 and 2000.


  In 2000, the Company revised the estimated valuation allowances against its deferred tax asset. See Note 3.



 12. Subsequent Events
     -----------------

  No events have occurred subsequent to the close of the books on December 31, 2001, which have a material effect on the financial condition of the Company.

  Certain regulatory approvals relating to the litigation settlement were received subsequent to year end. See Note 6.

 13. Unaudited Quarterly Results of Operations
     -----------------------------------------

 The summary unaudited quarterly results of operations were as follows:


                                             Quarter Ended
                          ----------------------------------------------------

                          March 31     June 30     September 30    December 31
                          ---------   ---------   --------------  ------------

  2001
  ----

  Premium Income        $ 9,497,093  $ 9,333,401    $ 9,675,834    $ 9,957,136
  Net Investment Income     247,658      248,820        270,399        262,580
  Marketing Fees                                         22,989         37,600
  Realized Gains (Losses)       679       10,964          1,314          3,274
  Expenses               (9,040,238)  (9,424,414)   (10,167,970)    (9,653,641)
                         -----------  -----------   ------------    -----------

  Net Income            $    705,192 $   168,771   $   (197,434)   $   606,949



  Earnings Per Share
    (Basic and Diluted) $       0.03 $      0.01   $      (0.01)   $      0.02
                         ===========  ==========    ============    ==========


 Comprehensive Income
    (Loss)              $    865,116 $   228,244  $     (53,606)   $   334,484

  2000
  ----

 Premium Income         $  8,701,580 $  8,770,015 $   8,962,095    $ 8,963,223
 Net Investment Income       202,056      202,685       243,870        239,627
 Realized Gains (Losses)       1,220          800      (105,804)         1,363
 Expenses                (8,534,204)  (8,178,789)    (7,699,993)    (8,325,261)
                         -----------    ---------     ---------      ---------
 Net Income             $    370,652 $    794,711 $   1,400,168    $   878,952
                         ===========  ===========  ============     ==========
 Earnings Per Share
   (Basic and Diluted)  $       0.02 $       0.03 $        0.06    $      0.05
                         ===========  ===========  ============     ==========


 Comprehensive Income   $    566,816 $    758,446 $   1,594,519    $ 1,282,010
                         ===========  ===========  ============     ==========

                              Item 14 (d) - Schedule III

                      BNL Financial Corporation (Parent Company)
                    Condensed Financial Information of Registrant
                                    Balance Sheets


                                          2001        2000
                                       ----------   ---------

     Assets
     Cash and cash equivalents        $    20,693   $    3,296
     Investments, at fair value            98,750       96,500
     Investment in equity
       securities, at fair value              686          632
                                        ---------     --------

        Total Investments, Including
          Cash and Cash Equivalents       120,129      100,428


     Accrued investment income              1,463        2,330
     Furniture and equipment, net              42        7,559
     Investment in Unconsolidated
       Subsidiaries and Affiliates,
       at equity (eliminated in
       consolidated statements)         9,492,444    8,078,467
     Income tax asset                     236,000      219,000
     Other assets                          99,045      101,143
                                        ---------    ---------

                Total Assets           $9,949,123   $8,508,927
                                       ==========   ==========

     Liabilities
     Contingent long-term
       liabilities                      4,269,404   $        -
         Other liabilities                  5,408        2,003
                                        ---------   ----------
                Total Liabilities       4,274,812        2,003
                                        ---------   ----------


     Shareholders' Equity
       Common stock, $.02 stated
        value, 45,000,000 shares
        authorized; 23,311,944
        shares issued and outstanding     466,239      466,239
     Additional paid-in capital        14,313,000   14,308,230
     Retained earnings                 (4,779,745)  (6,063,225)
     Contingent treasury stock
       2,846,269; 0 shares,
       respectively                    (4,269,404)           -
     Treasury stock, at cost,
       13,695; 138,795 shares,
       respectively                        (6,325)     (64,105)
     Unrealized appreciation
       (depreciation) of
       securities                         (49,454)    (140,215)
     (depreciation) of securities       ---------    ---------
        Total Shareholders' Equity      5,674,311    8,506,924
                                        ---------    ---------


        Total Liabilities and
          Shareholders' Equity        $9,949,123    $8,508,927
                                      ==========    ==========

                      BNL Financial Corporation (Parent Company)
                    Condensed Financial Information of Registrant
                               Statement of Operations



                                      2001         2000         1999
                                   ----------   ----------   ----------

     Income
       Net investment income      $     6,768   $    6,986   $    7,669
         Realized gains (losses)        2,608      (55,060)         765
                                   ----------    ----------   ---------
                   Total Income         9,376      (48,074)       8,434
                                   ----------    ----------   ---------

     Expenses
       General and administrative      68,907       58,554      117,799
                                   ----------    ----------   ---------
                   Total Expenses      68,907       58,554      117,799
                                   ----------    ----------   ---------
       Income (loss) from
         operations before income
         taxes                       (59,531)     (106,628)    (109,365)
       Provision for income taxes
         (benefit)                   (17,000)     (219,000)           -
                                   ----------    ----------   ---------
       Net income (loss) before
         equity in undistributed
         income of Subidiaries       (42,531)      112,372     (109,365)
       Equity in undistributed
         income of Subsidiaries    1,326,009     3,332,111      316,344
                                   ---------     ---------     ---------

                   Net Income    $ 1,283,478   $ 3,444,483  $   206,979
                                  ==========    ==========    ==========
       Net Income Per Common
         Share (Basic and
         Diluted)                $       .06   $      0.15  $      0.01
                                  ==========    ==========    ==========



                    BNL Financial Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                            Statements of Cash Flows


                                     2001          2000          1999
                                 -----------    ----------    ----------

       Cash Flows from Operating
         Activities
           Net income             1,283,478     3,444,483       206,979
             Adjustments to
              compute cash
              provided by
              operating
              activities:       (1,326,469)    (3,454,781)     (237,441)
                Net Cash         ---------      ---------     ---------
                Provided (Used)
                by Operating
                Activities         (42,991)       (10,298)      (30,462)
                                 ---------      ---------     ---------

      Cash Flows from Investing
        Activities
         Proceeds from maturity
          or redemption of
          investments                   -           1,220           765
         Proceeds from sale of
          furniture and equipment    2,608          1,600             -
                                  --------       --------       -------
             Net Cash Provided by
              Investing Activities   2,608          2,820           765
                                  --------       --------       -------

      Cash Flows from Financing
        Activities
          Sale of treasury
            stock                   57,780              -             -
                                  --------       ---------      -------
              Net Cash Provided
                by Financing
                Activities          57,780              -             -
                                  --------       ---------      -------
              Net Increase
                (Decrease) in
                Cash and Cash
                Equivalents         17,397         (7,478)      (29,697)

                Cash and Cash
                  Equivalents,
                  Beginning of
                  Period             3,296         10,774        40,471
                                  --------       --------      --------

                Cash and Cash
                  Equivalents,
                  End of Period  $  20,693       $  3,296     $  10,774
                                  =========       ========     ========