Form 10-Q
period 2002-03-31
BNL FINANCIAL CORP
filed 2002-05-15
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

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


As of March 31, 2002, the Registrant had 20,451,980 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2002 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2001 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the year then ended (not presented herein); and in our report dated February 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.





Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
May 15, 2002











---------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                          March 31,             December 31,
                                                                             2002                   2001
                                                                         (Unaudited)              (Audited)
                                                                      -------------------     ------------------
Cash and cash equivalents                                                     $  865,706            $ 1,726,746
Investment in fixed maturities, at fair value (amortized cost
  $15,349,550;  $14,349,209, respectively)                                    15,293,385             14,331,818
Note receivable                                                                1,357,407              1,357,407
Investment in preferred stock, at fair value (cost $100,000)                     100,400                      -
 Investment in common stock  (cost $152,111; $86,100,
   respectively)                                                                 103,184                 47,449
                                                                      -------------------     ------------------
               Total Investments, Including Cash and                          17,720,082
                     Cash Equivalents                                                                17,463,420

Accrued investment income                                                        249,326                224,100
Furniture and equipment, net                                                     407,397                423,608
Deferred policy acquisition costs                                                272,480                278,258
Policy loans                                                                     124,281                115,652
Receivable from reinsurer                                                         34,990                 34,990
Premiums due and unpaid                                                          846,117                786,345
Income tax assets                                                                449,000                524,000
Intangible assets                                                                172,413                173,867
Other assets                                                                     151,680                149,616
                                                                      -------------------     ------------------
                                                                             $20,427,766
               Total Assets                                                                         $20,173,856
                                                                      ===================     ==================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                    $ 1,460,876            $ 1,454,007
   Policy claims payable                                                       2,402,350              2,446,935
   Annuity deposits                                                            2,842,984              2,866,464
   Deferred annuity profits                                                      493,983                496,338
   Premium deposit funds                                                          56,737                 61,987
   Supplementary contracts without life contingencies                             96,902                 66,148
   Advanced and unallocated premium                                              577,389                798,790
   Commissions payable                                                           636,867                623,484
   Accrued taxes and expenses                                                    511,339                491,513
   Other liabilities                                                             347,497                349,477
                                                                      -------------------     ------------------

          Total Liabilities                                                    9,426,924              9,655,143
                                                                      -------------------     ------------------

COMMITMENTS AND CONTINGENCIES (NOTE 2)
   Contingent settlement expenses payable                                        575,000                575,000
   Contingent long-term liabilities                                            4,269,404              4,269,404
                                                                      -------------------     ------------------

          Total Commitments and Contingencies                                  4,844,404              4,844,404
                                                                      -------------------     ------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
      authorized, 23,311,944 shares issued and outstanding                       466,239                466,239
   Additional paid-in capital                                                 14,313,000             14,313,000
   Accumulated other comprehensive income (loss)                                (98,020)               (49,455)
   Accumulated deficit                                                       (4,249,052)            (4,779,746)
   Contingent Treasury stock, 2,846,269 shares (Note 2)                      (4,269,404)            (4,269,404)
   Treasury stock, at cost; 13,695 shares                                        (6,325)                (6,325)
                                                                      -------------------     ------------------

               Total Shareholders' Equity                                      6,156,438              5,674,309
                                                                      -------------------     ------------------

               Total Liabilities and Shareholders' Equity                    $20,427,766            $20,173,856
                                                                      ===================     ==================

-------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)
-------------------------------------------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                -------------------------------------------
                                                                                        2002                      2001
                                                                                    (Unaudited)               (Unaudited)
                                                                                -----------------         -----------------
Income:
   Premium income                                                                   $ 10,099,707                $9,497,093
   Net investment income                                                                 292,021                   247,658
   Marketing fees                                                                         36,639                         0
   Realized gains (loss)                                                                 (2,329)                       679
                                                                                -----------------         -----------------

               Total Income                                                           10,426,038                 9,745,430
                                                                                -----------------         -----------------

Expenses:
   Increase (decrease) in liability for future policy benefits                             6,868                    26,622
   Policy benefits and other insurance costs                                           7,736,477                 6,940,288
   Amortization of deferred policy acquisition costs                                       5,778                     6,328
   Operating expenses                                                                  1,726,767                 1,480,200
   Taxes, other than on income                                                           346,666                   338,807
                                                                                -----------------         -----------------

                Total Expenses                                                         9,822,556                 8,792,245
                                                                                -----------------         -----------------

                Income from Operations before
                     Income Taxes                                                        603,482                   953,185

   Provision for income taxes                                                             72,789                   248,000
                                                                                -----------------         -----------------

               Net Income                                                            $   530,693               $   705,185
                                                                                =================         =================

Net income (loss) per common share (basic and diluted)                                     $0.03                     $0.03
                                                                                =================         =================

Weighted average number of fully
    Paid common shares                                                                20,451,980                23,311,944
                                                                                =================         =================

Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) rising during period                       $   (50,894)               $   160,609
     Reclassification adjustment for gain (loss) included
           in net income                                                                   2,329                     (678)
                                                                                -----------------         -----------------

                Other Comprehensive Income (Loss)                                       (48,565)                   159,931
                                                                                -----------------         -----------------


                Comprehensive Income                                                $    482,128              $    865,116
                                                                                -----------------         -----------------










-----------------------------------------------------------------------------------------------------------------------------

                                     (See accompanying notes and Independent Accountants' Report)
-----------------------------------------------------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                       -------------------------------------
                                                                                              2002                2001
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                                $ 530,693          $  705,185
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Realized (loss) gain on investments                                                    2,329               (679)
            Decrease in deferred tax asset                                                        75,000             228,000
            Depreciation                                                                          43,098              25,083
            Amortization of deferred acquisition costs,
               organization costs and state licenses acquired                                      7,232               7,106
            Accretion of bond discount                                                             1,954                 335
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                   (25,226)              12,430
             (Increase) decrease in premiums due and unpaid                                     (59,772)             256,274
             Increase in liability for future policy benefits                                      6,869              26,623
             Decrease in policy claims payable                                                  (44,585)           (108,000)
             Increase (decrease) in annuity deposits and deferred                               (25,835)              48,194
profits
             Decrease in premium deposit funds                                                   (5,250)             (4,510)
             Decrease in advanced and unallocated premium                                      (221,401)           (199,173)
             Increase in commissions payable                                                      13,383             125,152
             Other, decrease (increase)                                                            7,161            (74,478)
                                                                                        -----------------    ----------------

                    Net Cash Provided By Operating Activities                                    305,650           1,047,542
                                                                                        -----------------    ----------------

Cash flows from investing activities:
     Proceeds from sales of fixed maturity securities                                            604,285             500,051
     Proceeds from sales of equity securities                                                     74,208            -
     Purchase of furniture and equipment                                                        (26,887)            (34,310)
     Purchase of fixed maturity securities                                                   (1,706,500)           (899,607)
     Purchase of equity securities                                                             (142,550)            -
                                                                                        -----------------    ----------------

                     Net Cash Used In Investing Activities                                   (1,197,444)           (433,866)
                                                                                        -----------------    ----------------

Cash flows from financing activities:
     Net (payments) receipts on supplementary contracts                                           30,754            (27,635)
                                                                                        -----------------    ----------------

Net Cash Provided By (Used In) Financing Activities                                               30,754            (27,635)
                                                                                        -----------------    ----------------


Net Increase (Decrease) In Cash And Cash Equivalents                                           (861,040)             586,041

Cash And Cash Equivalents, Beginning Of Period                                                 1,726,746             932,816
                                                                                        -----------------    ----------------


Cash And Cash Equivalents, End Of Period                                                     $   865,706          $1,518,857
                                                                                        =================    ================





-------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountant's Report)



--------------------------------------------------------------------------------
 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2002 and March 31, 2001 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the periods ended March 31, 2002 and March 31, 2001, and the cash flows for the periods ended March 31, 2002 and March 31, 2001.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Commission, for financial statements for the year ended December 31, 2001, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

Note 2.
On November 5, 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain Officers of the Company, Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner subsequent to December 31, 2001, is subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws.

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

The Company has reflected the settlement provisions in the March 31, 2002 and December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses. Additional expenses for registration of the bonds and the incidental costs are not determinable at this time.

Note 3.
In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the shareholders of the Company.
No options have been issued under the Plan and due to its preliminary nature the plan has no material effect on the financial statements of the Company.

Note 4.
The Company adopted Statement #142 of the Financial Accounting Standards Board in the first quarter of 2002, as is required. Adoption had no material effect on the financial statements of the Company. The new accounting rule changes the methods of accounting for intangible assets, which generally were amortized over 40 years under previous rules. The new standard requires that intangible assets be separately presented on the face of the Balance Sheet and be periodically tested for impairment of their market value and written off immediately if the value is found to be impaired. As indicated on the face of the Balance Sheet, the Company has intangible assets of approximately $172,000. The Company has ceased amortization of these assets and has tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.


--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this section, we review the consolidated results of operations for the three months ended March 31, 2002 and 2001 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At March 31, 2002, we had liquid assets of $865,706 in cash, money market savings accounts, and short-term certificates of deposit.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first three months of 2002, Brokers National Life Assurance Company ("BNLAC") collected $9,960,561 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $292,021. Other sources of cash flow in 2002 were overwrite commissions of $108,104 on vision products and marketing fees from EPSI Benefits Inc. of $36,639. The Company paid $6,476,067 of policy benefits in the first quarter of 2002.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds which have been marked to market and classified as available for sale. We do not hedge our investment income through the use of derivatives.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At March 31, 2002, BNLAC had statutory capital and surplus of $8,511,931. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2002 was $10,099,707 compared to $9,497,093 for the same period in 2001. The increase of 6.3% for the quarter was due to an increase in group dental insurance premiums written.

Net investment income was $292,021 for the first quarter of 2002 compared to $247,658 for the first quarter of 2001. The 17.9% increase for the quarter was primarily due to an increase in the amount of investments purchased with the positive cash flow from operations and the interest on the note receivable from EPSI Benefits Inc.

The Company received $36,639 of marketing fees from EPSI Benefits Inc. in the first quarter of 2002 compared to $-0- for the same period last year. The Marketing Fees are collectable in conjunction with the expanded business relationship of the Company with EPSI Benefits Inc.

Realized gains (loss) on investments were ($2,329) for the first quarter of 2002 compared to $679 for the same period in 2001. The loss in 2002 was primarily due to a loss of $8,104 on a call option that expired in January of 2002.

For the first quarter of 2002, increase in liability for future policy benefits was $6,868 compared to $26,622 for the same period in 2001. The decline was due to less life insurance policies in force March 31, 2002 compared to March 31, 2001.

Policy benefits and other insurance costs increased from $6,940,288 in the first quarter of 2001 to $7,736,477 for the first quarter of 2002. The increase was due to an increase in claims and commissions resulting from the increase in insurance premiums collected. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 66% for the first quarter of 2002 compared to 62% for the first quarter in 2001.

Amortization of deferred policy acquisition costs was $5,778 and $6,328 for the first quarter of 2002 and 2001, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the first quarter of 2002 operating expenses were $1,726,767 compared to $1,480,200 for the same period in 2001. Expenses increased in the first quarter primarily due to increased personnel and other costs attributable to the increase in volume of business processed.

Taxes, other than on income, fees and assessments, were $346,666 for the first quarter of 2002 compared to $338,807 for the first quarter of 2001. The increase was primarily due to an increase in premium taxes on the increase in premiums collected in the first quarter of 2002.

The provision for federal income taxes in the first quarter of 2002 includes ($2,211) current credit and $75,000 deferred tax expense compared to $20,000 current federal tax expense and $228,000 deferred tax expense in the first quarter of 2001. For the first quarter of 2002, the Company's current federal tax expense was reduced due to a change in the Alternate Minimum Tax laws for 2001 and 2002. In 2001 and 2002, the Company continued to reduce the deferred tax asset appropriately as net operating loss carryovers are utilized.

Income from operations for the first quarter of 2002 was $603,482 compared to $953,185 for the same period in 2001. The decrease of $349,703 was primarily due to the increase in operating expenses and policy benefits expense for the quarter

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2002 and December 31, 2001. We held various financial instruments at March 31, 2002 and 2001, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2002 and December 31, 2001 was $15,293,385 and $14,331,818, respectively.

Based on testing at December 31, 2001, a one percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $1,300,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2002 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2002 totaled $103,184, or only .6% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 5, 2001, the Boards of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain officers of the Company, in Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner subsequent to December 31, 2001, is subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws.

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

The Company has reflected the settlement provisions in the March 31, 2002 and December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses.

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

Item 5.  Other Information.

None

Item 6. Exhibits and Reports on Form 10-Q.

None


(b) Reports on Form 8-K.

The Company did not file a Form 8-K during the period covered by this document.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BNL FINANCIAL CORPORATION
                                                             (Registrant)


                   /s/ Wayne E. Ahart
Date: May 15, 2002___________________________________
--------------------------------------------------------------------------------
                 By: Wayne E. Ahart, Chairman of the Board
                     (Chief Executive Officer)

                   /s/ Barry N. Shamas
Date: May 15, 2002____________________________________
                 By: Barry N. Shamas, Executive V.P.
                     (Chief Financial Officer)