Form 10-Q
period 2002-06-30
BNL FINANCIAL CORP
filed 2002-08-14
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

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


As of June 30, 2002, the Registrant had 20,451,980 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2002 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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





Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
August 14, 2002

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------


     ASSETS
                                                                                        June 30,               December 31,
                                                                                    2002 (Unaudited)          2001 (Audited)
                                                                               ---------------------     -------------------
Cash and cash equivalents                                                                $  845,401             $ 1,726,746
Investment in fixed maturities, at fair value (amortized cost  $15,998,162;
  $14,349,209, respectively)                                                             15,984,464              14,331,818
Note receivable                                                                           1,357,407               1,357,407
Investment in preferred stock, at fair value (cost $100,000)                                100,400                       -
 Investment in common stock  (cost $191,608; $86,100, respectively)                         105,180                  47,449
                                                                               ---------------------     -------------------
                                                                                         18,392,852
               Total Investments, Including Cash and Cash Equivalents                                            17,463,420

Accrued investment income                                                                   253,593                 224,100
Furniture and equipment, net                                                                411,120                 423,608
Deferred policy acquisition costs                                                           267,507                 278,258
Policy loans                                                                                120,161                 115,652
Receivable from reinsurer                                                                    34,990                  34,990
Premiums due and unpaid                                                                     835,051                 786,345
Income tax assets                                                                           379,000                 524,000
Intangible assets                                                                           170,959                 173,867
Other assets                                                                                172,550                 149,616
                                                                               ---------------------     -------------------
                                                                                        $21,037,783
               Total Assets                                                                                     $20,173,856
                                                                               =====================     ===================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 1,477,118             $ 1,454,007
   Policy claims payable                                                                  2,412,350               2,446,935
   Annuity deposits                                                                       2,856,255               2,866,464
   Deferred annuity profits                                                                 497,470                 496,338
   Premium deposit funds                                                                     56,542                  61,987
   Supplementary contracts without life contingencies                                        94,780                  66,148
   Advanced and unallocated premium                                                         607,041                 798,790
   Commissions payable                                                                      622,368                 623,484
   Accrued taxes and expenses                                                               584,600                 491,513
   Other liabilities                                                                        348,635                 349,477
                                                                               ---------------------     -------------------
                              Total Liabilities                                           9,557,159               9,655,143
                                                                               ---------------------     -------------------

COMMITMENTS AND CONTINGENCIES (NOTE 2)
   Contingent settlement expenses payable                                                   575,000                 575,000
   Contingent long-term liabilities                                                       4,269,404               4,269,404
                                                                               ---------------------     -------------------

          Total Commitments and Contingencies                                             4,844,404               4,844,404
                                                                               ---------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
       authorized, 23,311,944 shares issued and outstanding                                 466,239                 466,239
   Additional paid-in capital                                                            14,313,000              14,313,000
   Accumulated other comprehensive income (loss)                                           (93,054)                (49,455)
   Accumulated deficit                                                                  (3,774,236)             (4,779,746)
   Contingent Treasury stock, 2,846,269 shares  (Note 2)                                (4,269,404)             (4,269,404)
   Treasury stock, at cost; 13,695 shares                                                   (6,325)                 (6,325)
                                                                               ---------------------     -------------------
               Total Shareholders' Equity                                                 6,636,220               5,674,309
                                                                               ---------------------     -------------------

                                                                                        $21,037,783
               Total Liabilities and Shareholders' Equity                                                       $20,173,856
                                                                               =====================     ===================

------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                     Six Months Ended
                                                                          June 30                                June 30
                                                            ---------------------------------     ----------------------------------

                                                                  2002              2001               2002               2001
                                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                            ---------------    --------------     --------------    ----------------
         Income:
            Premium income                                      $10,180,891       $ 9,333,402        $20,280,598         $18,830,495
            Net investment income                                   306,582           248,820            598,603             496,478
            Marketing fees                                           37,517                 0             74,156                   0
            Realized gains (loss)                                  (41,988)            10,964           (44,317)              11,643
                                                            ---------------    --------------     --------------    ----------------


                        Total Income                             10,483,002         9,593,186         20,909,040          19,338,616
                                                            ---------------    --------------     --------------    ----------------


         Expenses:
            Increase (decrease) in liability for
              future policy benefits                                 16,243          (14,722)             23,111              11,900
            Policy benefits and other insurance costs             7,766,114         7,537,993         15,502,590          14,478,281
            Amortization of deferred policy acquisition
              costs                                                   4,973            18,379             10,751              24,707
            Operating expenses                                    1,784,285         1,628,444          3,511,052           3,108,644
            Taxes, other than on income                             315,361           250,317            662,027             589,124
                                                            ---------------    --------------     --------------    ----------------


                         Total Expenses                           9,886,976         9,420,411         19,709,531          18,212,656
                                                            ---------------    --------------     --------------    ----------------


                  Income from Operations before
                     Income Taxes                                  596,026            172,775          1,199,509           1,125,960

           Provision for income taxes                              121,211              4,000            194,000             252,000
                                                            ---------------    --------------     --------------    ----------------

                        Net Income                                 $474,815          $168,775         $1,005,509            $873,960
                                                            ===============    ==============     ==============    ================


        Net income per common share (basic and diluted)               $0.02             $0.01              $0.05               $0.04
                                                            ===============    ==============     ==============    ================

        Weighted average number of fully
            Paid common shares                                  20,451,098        23,311,944         20,451,098          23,311,944
                                                            ===============    ==============     ==============    ================


         Other comprehensive income, net of tax:
              Unrealized gains on securities:
                 Unrealized holding gain (loss)
                    arising during period                        $ (37,022)           $70,433          $(87,916)            $231,043
                 Reclassification adjustment for gain
                    (loss) included in net income                    41,989          (10,964)             44,318            (11,642)
                                                            ---------------    --------------     --------------    ----------------


                      Other Comprehensive Income (Loss)               4,967            59,469           (43,598)             219,400
                                                            ---------------    --------------     --------------    ----------------


                      Comprehensive Income                        $ 479,782          $228,244          $ 961,911         $ 1,093,360
                                                            ===============    ==============     ==============    ================

------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)
------------------------------------------------------------------------------------------------------------------------------------


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                        -------------------------------------
                                                                                              2002                2001
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                              $ 1,005,509          $  873,960
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized loss (gain) on investments                                                   44,317            (11,643)
            Decrease in deferred tax asset                                                       145,000             214,000
            Depreciation                                                                          89,989              54,262
            Amortization of deferred acquisition costs,
                  organization costs and state licenses acquired                                  13,658              26,261
            Accretion of bond discount                                                             (139)                 750
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                   (29,493)              21,538
             (Increase) decrease in premiums due and unpaid                                     (48,706)             208,204
             Increase in liability for future policy benefits                                     23,111              11,900
             Decrease in policy claims payable                                                  (34,585)           (144,000)
             Increase (decrease) in annuity deposits and deferred                                (9,077)              47,543
profits
             Decrease in premium deposit funds                                                   (5,445)            (26,698)
             Decrease in advanced and unallocated premium                                      (191,749)           (287,788)
             Increase (decrease) in commissions payable                                          (1,116)              95,446
             Other, decrease (increase)                                                           64,799           (410,639)
                                                                                        -----------------    ----------------


                    Net Cash Provided By Operating Activities                                  1,066,073             673,096
                                                                                        -----------------    ----------------


Cash flows from investing activities:
     Proceeds from sales of fixed maturity securities                                            615,786           2,100,593
     Proceeds from sales of equity securities                                                     74,208              92,932
     Purchase of furniture and equipment                                                        (77,500)            (75,279)
     Purchase of fixed maturity securities                                                   (2,406,500)           (899,607)
     Purchase of equity securities                                                             (182,044)            (90,652)
                                                                                        -----------------    ----------------

                     Net Cash Provided By (Used In) Investing Activities                     (1,976,050)           1,127,987
                                                                                        -----------------    ----------------


Cash flows from financing activities:
     Treasury shares sold                                                                           -                 62,550
     Net (payments) receipts on supplementary contracts                                           28,632            (31,234)
                                                                                        -----------------    ----------------


  Net Cash Provided By Financing Activities                                                      28,632              31,316
                                                                                        -----------------    ----------------


Net Increase (Decrease) In Cash and Cash Equivalents                                           (881,345)           1,832,399

Cash And Cash Equivalents, Beginning Of Period                                                 1,726,746             932,816
                                                                                        -----------------    ----------------


Cash And Cash Equivalents, End Of Period                                                      $  845,401          $2,765,215
                                                                                        =================    ================



------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountant's Report)

--------------------------------------------------------------------------------
 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2002 and June 30, 2001 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the periods ended June 30, 2002 and June 30, 2001, and the cash flows for the periods ended June 30, 2002 and June 30, 2001.

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

The Company has reflected the settlement provisions in the June 30, 2002 and December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses. Additional expenses for registration of the bonds and the incidental costs are not determinable at this time.

Note 3.
In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. No options have been issued under the Plan and due to its preliminary nature, the plan has no material effect on the financial statements of the Company.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES Managements Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this section, we review the consolidated results of operations for the six months ended June 30, 2002 and 2001 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2002, we had liquid assets of $845,401 in cash, money market savings accounts, and short-term certificates of deposit.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first six months of 2002, BNLAC collected $20,057,866 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $598,603. Other sources of cash flow in 2002 were overwrite commissions of $205,017 on vision products and marketing fees from EPSI Benefits Inc. of $74,156. The Company paid $15,502,591 of policy benefits in the first half of 2002.

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

Our insurance operations are conducted through Brokers National Life Assurance Company ("BNLAC"). At June 30, 2002, BNLAC had statutory capital and surplus of $9,005,463. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $3,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.


Consolidated Results of Operations

Premium income for the second quarter of 2002 was $10,180,891 compared to $9,333,402 for the same period in 2001. For the first six months of 2002 premium income was $20,280,598 compared to $18,830,494 for the same period in 2001. The increase of 9.1% for the second quarter and 7.7% for the first six months was due to an increase in group dental insurance premiums written.

Net investment income was $306,582 for the second quarter of 2002 compared to $248,820 for the second quarter of 2001. Net investment income was $598,603 for the six-month period ended June 30, 2002 compared to $496,478 for the same period in 2001. The 23.2% increase for the second quarter and 20.6% increase for the first six months were primarily due to an increase in the amount of investments purchased with the positive cash flow from operations and the interest on the note receivable from EPSI Benefits Inc.

The Company received $37,517 of marketing fees from EPSI Benefits Inc. in the second quarter, and $74,156 for the first half of 2002. The Marketing Fees are collectable in conjunction with the expanded business relationship of the Company with EPSI Benefits Inc. effective as of July 25, 2001.

Realized gains (loss) on investments were ($41,988) for the second quarter of 2002 and ($44,317) for the first six months of 2002 compared to $10,964 for the second quarter and $11,643 for the first six months in 2001. The loss in 2002 was due to a 20% mark down in the book value of $200,000 par value MCI Bonds, which created a realized loss of $41,988. The decrease in book value of the bonds was appropriate due to the financial problems of WorldCom (parent of MCI). While it is not possible at this time to determine the future value of these bonds, we believe the likelihood is great that a portion of the par value of the bond is permanently impaired. However, the bonds are senior debentures and, based on market value comparison to other MCI bonds, should have higher priority in bankruptcy.

For the second quarter of 2002, increase in liability for future policy benefits was $16,243 compared to $(14,722) for the same period in 2001. For the six-month period ended June 30, 2002, liability for future policy benefits expense was $23,111 compared to $11,900 for the same period in 2001. The increase in expense for both periods in 2002 was due to a decline in lapsed life insurance policies compared to the same periods in 2001.

Policy benefits and other insurance costs consist primarily of commission expense and group dental insurance claims expense. Policy benefits and other insurance costs increased from $7,537,993 in the second quarter of 2001 to $7,766,114 for the second quarter of 2002. In the first six months of 2002, policy benefits and other insurance costs were $15,502,591 compared to $14,478,282 for the same period in 2001. The increase for both periods in 2002 was due to an increase in claims and commissions resulting from the increase in insurance premiums collected. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, remained unchanged at 65.9% for the first half of 2002 and 2001.

Amortization of deferred policy acquisition costs was $4,973 and $18,379 for the second quarter and $10,751and $24,707 for the first six months of 2002 and 2001, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies. As indicated by 2002 expenses, a reduction in lapsed policies decreases the amortization expense.

For the second quarter of 2002 operating expenses were $1,784,285 compared to $1,628,440 for the same period in 2001. Operating expenses were $3,511,052 in the first six months of 2002 compared to $3,108,644 for the same period in 2001. The increase for both periods in operating expenses was primarily due to increased personnel expenses, claims administration expenses and general office expense attributable to the increase in volume of business processed.

Taxes, other than on income, fees and assessments, were $315,361 for the second quarter of 2002 compared to $250,317 for the second quarter of 2001. Taxes, other than on income, fees and assessments, were $662,027 for the first half of 2002 compared to $589,124 for the first half of 2001. The increase for both periods was primarily due to an increase in premium taxes on the increase in premiums collected.

The provision for federal income taxes in the second quarter of 2002 includes $51,211 current expense and $70,000 deferred tax expense compared to $20,000 current federal tax expense and ($16,000) deferred tax expense in the second quarter of 2001. The provision for federal income taxes in the first half of 2002 was $49,000 current expense and $145,000 deferred tax expense compared to $38,000 current expense and $214,000 deferred tax expense for the same period in 2001. For the first half of 2002, the Company's current federal tax expense was reduced due to a change in the Alternate Minimum Tax laws for 2001 and 2002. In 2001 and 2002, the Company continued to reduce the deferred tax asset appropriately as net operating loss carryovers are utilized.

Net income for the second quarter of 2002 was $474,815 compared to $168,775 for the same period in 2001. The increase in net income for the second quarter of 2002 compared to the same period in 2001 was primarily due to increased premium income and a lower group dental claims ratio during the second quarter of 2002. Net income for the first half of 2002 was $1,005,509 and $873,960 for the same period in 2001. The increase was primarily due to an increase in premium income and net investment income.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2002 and December 31, 2001. We held various financial instruments at June 30, 2002 and 2001, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2002 and December 31, 2001 was $15,984,464 and $14,331,818, respectively.

Based on testing at December 31, 2001, a one-percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $1,300,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2002 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2002 totaled $205,580, or only 1.2% of total investments and cash on a consolidated basis.

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

The Company has reflected the settlement provisions in the June 30, 2002 and December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses.

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

Item 5.  Other Information.

None

Item 6. Exhibits and Reports on Form 10-Q.
(a) Exhibits

Exhibit
Number      Description of Exhibit
--------   ---------------------------------------------------------------------
99.1 Certificate of Chief Executive Officer of BNL Financial Corporation pursuant to 18 U.S.C.ss.1350


99.2 Certificate of Chief Financial Officer of BNL Financial Corporation pursuant to 18 U.S.C.ss.1350



(b) Reports on Form 8-K.

The Company did not file a Form 8-K during the period covered by this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BNL FINANCIAL CORPORATION
                                  (Registrant)


                                             /s/ Wayne E. Ahart
Date: August 14, 2002                       ____________________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                           (Chief Executive Officer)

                                             /s/ Barry N. Shamas
Date: August 14, 2002                       ____________________________________
                                       By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)

                                                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                          PURSUANT TO 18 U.S.C.ss.1350


In connection with the accompanying report on Form 10-Q for the period ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.




/s/ Wayne E. Ahart
-----------------------

Wayne E. Ahart
Chief Executive Officer
August 14, 2002

                                                                   Exhibit 99.2

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                          PURSUANT TO 18 U.S.C.ss.1350


In connection with the accompanying report on Form 10-Q for the period ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.




/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
August 14, 2002