Form 10-Q
period 2002-09-30
BNL FINANCIAL CORP
filed 2002-11-14
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from______to_____ .
                                        -

                           Commission File No. 0-16880

------------------------------------------------------------------------------



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


As of September 30, 2002, the Registrant had 20,567,504 shares of Common Stock, no par value, outstanding.

5


--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2002 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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





Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
November 14, 2002


------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                                  September 30,             December 31,
                                                                                 2002 (Unaudited)          2001 (Audited)
                                                                               ---------------------     -------------------
Cash and cash equivalents                                                              $  3,424,942             $ 1,726,746
Investment in fixed maturities available for sale, at fair value (amortized
  cost  $2,449,501;  $14,349,209, respectively)                                           2,511,100              14,331,818
Investment in fixed maturities held to maturity, at adjusted book value
(fair value  $11,586,510) See Note 4.                                                    11,586,510                       -
Note receivable                                                                           1,357,407               1,357,407
 Investment in common stock  (cost $191,608; $86,100, respectively)                          58,770                  47,449
                                                                               ---------------------     -------------------
               Total Investments, Including Cash and Cash Equivalents                    18,938,729              17,463,420

Accrued investment income                                                                   249,087                 224,100
Furniture and equipment, net                                                                463,570                 423,608
Deferred policy acquisition costs                                                           258,492                 278,258
Policy loans                                                                                123,884                 115,652
Receivable from reinsurer                                                                    34,990                  34,990
Premiums due and unpaid                                                                     875,766                 786,345
Income tax assets                                                                           394,000                 524,000
Intangible assets                                                                           169,505                 173,867
Other assets                                                                                148,190                 149,616
                                                                               ---------------------     -------------------
               Total Assets                                                             $21,656,213             $20,173,856
                                                                               =====================     ===================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 1,524,955             $ 1,454,007
   Policy claims payable                                                                  2,419,552               2,446,935
   Annuity deposits                                                                       2,841,446               2,866,464
   Deferred annuity profits                                                                 483,533                 496,338
   Premium deposit funds                                                                     56,594                  61,987
   Supplementary contracts without life contingencies                                        91,899                  66,148
   Advanced and unallocated premium                                                         477,458                 798,790
   Commissions payable                                                                      665,926                 623,484
   Accrued taxes and expenses                                                               643,656                 491,513
   Other liabilities                                                                        356,634                 349,477
                                                                               ---------------------     -------------------
                              Total Liabilities                                           9,561,653               9,655,143
                                                                               ---------------------     -------------------

COMMITMENTS AND CONTINGENCIES (NOTE 2)
   Contingent settlement expenses payable                                                   575,000                 575,000
   Contingent long-term liabilities                                                       4,269,404               4,269,404
                                                                               ---------------------     -------------------

          Total Commitments and Contingencies                                             4,844,404               4,844,404
                                                                               ---------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares
       authorized, (23,428,350; 23,311,944 respectively) shares issued and
     outstanding                                                                            468,567                 466,239
   Additional paid-in capital                                                            14,362,558              14,313,000
   Accumulated other comprehensive income (loss)                                           (98,009)                (49,455)
   Accumulated deficit                                                                  (3,213,556)             (4,779,746)
   Contingent Treasury stock, 2,846,269 shares  (Note 2)                                (4,269,404)             (4,269,404)
   Treasury stock, at cost (0, 13,695 shares; respectively)                                       0                 (6,325)
                                                                               ---------------------     -------------------
               Total Shareholders' Equity                                                 7,250,156               5,674,309
                                                                               ---------------------     -------------------

               Total Liabilities and Shareholders' Equity                               $21,656,213             $20,173,856
                                                                               =====================     ===================

------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)
                                      -3-

------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                     Nine Months Ended
                                                                        September 30                          September 30
                                                            ---------------------------------     -----------------------------

                                                                  2002              2001               2002               2001
                                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                            ---------------    --------------     --------------    ----------------


             Income:
                Premium income                                  $10,443,117       $ 9,675,833        $30,723,715         $28,506,328
                Net investment income                               299,162           270,399            897,765             766,877
                Marketing fees                                       37,389            22,989            111,544              22,989
                Realized gains (loss)                              (95,961)             1,314          (140,278)              12,957
                                                             ---------------    --------------     --------------    ---------------


                            Total Income                         10,683,707         9,970,535         31,592,746          29,309,151
                                                             ---------------    --------------     --------------    ---------------


             Expenses:
                 Increase (decrease) in liability for
                  future policy benefits                             47,836             5,188             70,947              17,088
                Policy benefits and other insurance cos           7,889,578         7,566,698         23,392,168          22,044,979
                Amortization of deferred policy acquisition
                  costs                                               9,015             4,571             19,766              29,278
                Contingent settlement expense                             -           575,000                  -             575,000
                Operating expenses                                1,812,669         1,743,369          5,323,721           4,852,013
                Taxes, other than on income                         313,927           326,850            975,954             915,974
                                                             ---------------    --------------     --------------    ---------------


                             Total Expenses                      10,073,025        10,221,676         29,782,556          28,434,332
                                                             ---------------    --------------     --------------    ---------------


                             Income (Loss) from Operations
                          before Income Taxes                       610,682         (251,141)          1,810,190             874,819

                Provision for income taxes (benefit)                 50,000          (53,707)            244,000             198,293
                                                             ---------------    --------------     --------------    ---------------


                            Net Income (Loss)                      $560,682        ($197,434)         $1,566,190            $676,526
                                                             ===============    ==============     ==============    ===============


             Net income (loss)per common share
                (basic and diluted)                                   $0.03           ($0.01)              $0.08               $0.03
                                                             ===============    ==============     ==============    ===============


             Weighted average number of fully
                 Paid common shares                              20,582,081        23,311,944         20,582,081          23,311,944
                                                             ===============    ==============     ==============    ===============


             Other comprehensive income, net of tax:
                  Unrealized gains on securities:
                       Unrealized holding gain (loss)
                        arising during period                   $ (100,917)          $145,141         $(188,833)            $376,184
                    Reclassification adjustment for gain
                        (loss) included in net income                95,961           (1,313)            140,279            (12,956)
                                                             ---------------    --------------     --------------    ---------------

                         Other Comprehensive Income (Loss)          (4,956)           143,828           (48,554)             363,228
                                                             ---------------    --------------     --------------    ---------------


                          Comprehensive Income                    $ 555,726         ($53,606)        $ 1,517,636         $ 1,039,754
                                                             ===============    ==============     ==============    ===============







------------------------------------------------------------------------------------------------------------------------------------
                                     (See accompanying notes and Independent Accountants' Report)
------------------------------------------------------------------------------------------------------------------------------------
                                      -4-


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                 -------------------------------------
                                                                                              2002                2001
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------

Cash flows from operating activities:
     Net income                                                                              $ 1,566,190          $  676,526
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized loss (gain) on investments                                                  140,278            (12,958)
            Decrease in deferred tax asset                                                       130,000             162,000
            Depreciation                                                                         142,530              85,265
            Amortization of deferred acquisition costs,
                  organization costs and state licenses acquired                                  24,128              32,579
            Accretion of bond discount                                                             1,125               1,200
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                   (24,987)              15,065
             Decrease in premiums due and unpaid                                                (89,421)             (9,802)
             Increase in liability for future policy benefits                                     70,948              17,089
             Decrease in policy claims payable                                                  (27,383)            (78,000)
             Increase (decrease) in annuity deposits and deferred                               (37,823)              54,327
profits
             Decrease in premium deposit funds                                                   (5,393)            (37,935)
             Decrease in advanced and unallocated premium                                      (321,333)           (192,277)
             Increase in commissions payable                                                      42,442              69,250
             Increase in contingent settlement expense                                                 -             575,000
             Other, decrease (increase)                                                          152,492            (47,496)
                                                                                        -----------------    ----------------

                    Net Cash Provided By Operating Activities                                  1,763,793           1,309,833
                                                                                        -----------------    ----------------

Cash flows from investing activities:
     Proceeds from sales of fixed maturity securities                                          4,165,307           5,963,852
     Proceeds from sales of equity securities                                                    174,293              84,877
     Proceeds from sales of furniture and equipment                                                    -               (294)
     Purchase of furniture and equipment                                                       (182,491)           (107,597)
     Purchase of fixed maturity securities                                                   (4,124,625)         (4,620,674)
     Purchase of equity securities                                                             (182,044)           (123,511)
     Note receivable                                                                                   -         (1,357,407)
                                                                                        -----------------    ----------------

                     Net Cash Provided By (Used In) Investing Activities                       (149,560)           (160,754)
                                                                                        -----------------    ----------------


Cash flows from financing activities:
     Treasury shares sold                                                                          6,325              62,550
     Exercised stock options and stock bonus                                                      51,886                   -
     Net (payments) receipts on supplementary contracts                                           25,752            (33,269)
                                                                                        -----------------    ----------------


Net Cash Provided By Financing Activities                                                         83,963              29,281
                                                                                        -----------------    ----------------


Net Increase In Cash and Cash Equivalents                                                      1,698,196           1,178,360

Cash And Cash Equivalents, Beginning Of Period                                                 1,726,746             932,816
                                                                                        -----------------    ----------------


Cash And Cash Equivalents, End Of Period                                                    $  3,424,942          $2,111,176
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

--------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2002 and September 30, 2001 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the periods ended September 30, 2002 and September 30, 2001, and the cash flows for the periods ended September 30, 2002 and September 30, 2001.

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

The Company has reflected the settlement provisions in the September 30, 2002 and December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses. Additional expenses for registration of the bonds and the incidental costs are not determinable at this time.

Note 3.
In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. No options have been issued under the Plan and the plan has no material effect on the financial statements of the Company.

Note 4.
Effective September 30, 2002, the Company elected to change its accounting treatment for approximately $11.6 million of debt securities in its investment portfolio in accordance with SFAS No. 115. These securities, formerly accounted for as "Available for Sale" and reflected in the financial statements at market value, will be accounted for as "Hold to Maturity". This reclassification requires the Company to report the bond's value on the balance sheet at fair market value at the date of reclassification. In accordance with SFAS No. 115, $1,817, the combined total of the unrealized holding gains and losses and the unamortized premium and discounts at the date of reclassification, will be amortized against income over the remaining life of the bonds. The unrealized holding gains & losses of $33,444, reflected as a component of "Accumulated Other Comprehensive Income" in Stockholders Equity on the reclassification date, will also be amortized to income over the remaining life of the bonds.

Previously the bonds were classified as Available for Sale and carried on the balance sheet at market value with the unrealized gain or loss recorded in the surplus section of the balance sheet. This reclassification more accurately reflects management's ability and intent to hold the bonds until maturity. No further adjustments to surplus will be made as bond values change.

Approximately $2.5 million of the bond portfolio remains classified as Available for Sale. The bonds include; Telecommunication, Utilities, Automobile bonds and
U. S. Treasury Bonds that have large unrealized profits. The Company may sell these bonds before they mature.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
Managements Discussion and Analysis of Financial Condition and Results
of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this section, we review the consolidated results of operations for the nine months ended September 30, 2002 and 2001 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2002, we had liquid assets of $3,424,942 in cash, money market savings accounts, Treasury Bills and short-term certificates of deposit.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first nine months of 2002, BNLAC collected $30,426,605 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $897,765. Other sources of cash flow in 2002 were overwrite commissions of $328,280 on vision products and marketing fees from EPSI Benefits Inc. of $111,544. The Company paid $19,579,501 of policy benefits in the first nine months of 2002.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. See Note 4 to the Consolidated Financial Statements regarding reclassification of certain debt securities to "Hold to Maturity" classification. We do not hedge our investment income through the use of derivatives.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through Brokers National Life Assurance Company ("BNLAC"). At September 30, 2002, BNLAC had statutory capital and surplus of $9,622,555. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $4,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2002 was $10,443,117 compared to $9,675,833 for the same period in 2001. For the first nine months of 2002 premium income was $30,723,715 compared to $28,506,328 for the same period in 2001. The increase of 7.9% for the third quarter and 7.8% for the first nine months was due to an increase in group dental insurance premiums written.

Net investment income was $299,162 for the third quarter of 2002 compared to $270,399 for the third quarter of 2001. Net investment income was $897,765 for the nine-month period ended September 30, 2002 compared to $766,877 for the same period in 2001. The 10.6% increase for the third quarter and 17.1% increase for the first nine months were primarily due to an increase in the amount of investments purchased with the positive cash flow from operations and the interest on the note receivable from EPSI Benefits Inc.

The Company received $37,389 of marketing fees from EPSI Benefits Inc. in the third quarter of 2002 compared to $22,989 for the third quarter of 2001. Marketing fees were $111,544 for the first nine months of 2002 compared $22,989 in 2002. The Marketing Fees are collectable in conjunction with the expanded business relationship of the Company with EPSI Benefits Inc. which became effective July 25, 2001.

Realized gains (loss) on investments were ($95,961) for the third quarter of 2002 and ($140,278) for the first nine months of 2002 compared to $1,314 for the third quarter and $12,957 for the first nine months in 2001. The loss in 2002 was due to a mark down in the book value of $200,000 par value MCI Bonds, which created a year to date realized loss of $147,988. The decrease in book value of the bonds was appropriate due to the financial problems of WorldCom (parent of MCI).

For the third quarter of 2002, increase in liability for future policy benefits was $47,836 compared to $5,188 for the same period in 2001. For the nine-month period ended September 30, 2002, liability for future policy benefits expense was $70,947 compared to $17,088 for the same period in 2001. The increase in expense for both periods in 2002 was due to a decline in lapsed life insurance policies compared to the same periods in 2001.

Policy benefits and other insurance costs consist primarily of commission expense and group dental insurance claims expense. Policy benefits and other insurance costs increased to $7,889,578 in the third quarter of 2002 from $7,566,699 for the third quarter of 2001. In the first nine months of 2002, policy benefits and other insurance costs were $23,392,168 compared to $22,044,980 for the same period in 2001. The increase for both periods in 2002 was due to an increase in claims and commissions resulting from the increase in group insurance premium. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 65.7% for the first nine months of 2002 compared to 66.8% for the same period of 2001.

Amortization of deferred policy acquisition costs was $9,015 and $4,571 for the third quarter and $19,766 and $29,278 for the first nine months of 2002 and 2001, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies. A reduction in lapsed policies will decrease the amortization expense.

For the third quarter of 2002, operating expenses were $1,812,669 compared to $1,743,369 for the same period in 2001. Operating expenses were $5,323,721 in the first nine months of 2002 compared to $4,852,013 for the same period in 2001. Operating expenses that have increased in 2002 are personnel expenses, claims administration expenses and general office expense attributable to the increase in volume of business processed.

In the third quarter of 2001, $575,000 of legal fees were incurred as part of a settlement in a class action lawsuit

Taxes, other than on income, fees and assessments, were $313,927 for the third quarter of 2002 compared to $326,849 for the third quarter of 2001. Taxes, other than on income, fees and assessments, were $975,954 for the first nine months of 2002 compared to $915,973 for the first nine months of 2001. The increase for the year was primarily due to an increase in premium taxes on the increase in premiums collected. The tax expense is less for the third quarter of 2002 due to premium tax refunds received.

The provision for federal income taxes in the third quarter of 2002 includes $65,000 current expense and ($15,000) deferred tax credit compared to ($1,707) current federal tax credit and $53,000 deferred tax benefit in the third quarter of 2001. The provision for federal income taxes in the first nine months of 2002 was $114,000 current expense and $130,000 deferred tax expense compared to $36,293 current expense and $162,000 deferred tax expense for the same period in 2001. For the first nine months of 2002, the Company's current federal tax expense was reduced due to a change in the Alternate Minimum Tax laws for 2001 and 2002. In 2001 and 2002, the Company continued to reduce the deferred tax asset appropriately as net operating loss carryovers are utilized.

Net income for the third quarter of 2002 was $560,681 compared to ($197,434) for the same period in 2001. The increase in net income for the third quarter of 2002 compared to the same period in 2001 was due to a decrease in legal expenses and an increase in premium income. Net income for the first nine months of 2002 was $1,566,190 and $676,526 for the same period in 2001. The increase was primarily due to an increase in premium income, net investment income and a decrease in legal expenses.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2002 and December 31, 2001. We held various financial instruments at September 30, 2002 and 2001, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2002 and December 31, 2001 was $14,097,610 and $14,331,818, respectively.

Based on testing at December 31, 2001, a one-percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $1,300,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2002 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2002 totaled $58,770, or only .3% of total investments and cash on a consolidated basis.

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

Item 4. Internal Controls and Procedures

 The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's Chief Executive Officer and Chief Financial Officer to material information required to be disclosed in the periodic reports filed with the SEC.

         In addition, the Company's Chief Executive Officer and Chief Financial Officer have reviewed the Company's internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
On November 5, 2001, the Boards of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain officers of the Company, in Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner subsequent to December 31, 2001, is subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. The Company has filed a Form S4 Registration Statement to register the exchange transaction.

As part of the settlement agreement, the Company has agreed to issue bonds in the principal amount of $1.50, in exchange for each share of common stock of BNL owned by the members of the Class. The Bonds shall be for a term of twelve years with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds shall be fully callable and redeemable at par at any time by BNL.

The Company has reflected the settlement provisions in the September 30, 2002 and December 31, 2001 financial statements as recorded contingencies since management considers it probable the settlement will be finalized in its current form in 2002. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement includes a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses.

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

Item 5.  Other Information.

None

Item 6. Exhibits and Reports on Form 10-Q.
(a) Exhibits

Exhibit Number               Description of Exhibit
-----------------------      ---------------------------------------------------
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

                            BNL FINANCIAL CORPORATION
                                  (Registrant)


                          /s/ Wayne E. Ahart
Date: November 14, 2002  ___________________________________
                         By: Wayne E. Ahart, Chairman of the Board
                             (Chief Executive Officer)

                         /s/ Barry N. Shamas
Date: November 14, 2002 ____________________________________
                        By: Barry N. Shamas, Executive V.P.
                           (Chief Financial Officer)


                         Certification

I, Wayne E. Ahart, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BNL Financial Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: November 14, 2002

       /s/ Wayne E. Ahart
      -----------------------
      Wayne E. Ahart
      Chairman of the Board

                               Certification

I, Barry N. Shamas, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BNL Financial Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: November 14, 2002

       /s/  Barry N. Shamas
      -----------------------
      Barry N. Shamas
      Executive Vice President

                                                                 Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                          PURSUANT TO 18 U.S.C.ss.1350


In connection with the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.




/s/ Wayne E. Ahart
-----------------------
Wayne E. Ahart
Chief Executive Officer
November 14, 2002

                                                                Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                          PURSUANT TO 18 U.S.C.ss.1350


In connection with the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.




/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
November 14, 2002