Form 10-K
period 2002-12-31
BNL FINANCIAL CORP
filed 2003-03-31
CIK 757641

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 2002 [Fee Required]
                                       or
          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _____________to_____________ [No Fee Required] Commission File No. 0-16880
--------------------------------------------------------------------------------
                            BNL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         IOWA                                             42-1239454
State of incorporation)                       (IRS Employer Identification No.)

  2100 West William Cannon, Suite L
           Austin, TX                                                  78745
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes___  No_X__

BNL Financial Corporation revenues for fiscal year 2002 were $42,367,834.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002, cannot be determined due to the limited trading in the Company's stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2002, the Registrant had outstanding 20,272,173 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,753,807 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE
Location in Form 10-K                                      Incorporated Document
        None                                                       None

Transitional Small Business Disclosure Format Yes ___ No _X__ Total # of pages including cover page 50.

=============================================================================

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

 ----------------------------            -------------------------------------
|  BNL Financial Corporation |----------|  Consumer's Protective Association  |
|                            |          |       (Inactive Association)        |
 ----------------------------            --------------------------------------
            |
 ----------------------------
|   BNL Equity Corporation   |
 ----------------------------
            |
 ---------------------------------------
|Brokers National Life Assurance Company|
 ---------------------------------------
            |
 ---------------------------
| BNL Brokerage Corporation |
 ---------------------------

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2002 marketed life and accident and health insurance. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

In 2002, BNLAC received Certificates of Authority to market insurance in Washington and Wyoming. This increased the number of states in which it is licensed to do business from 31 to 33. BNLAC is currently licensed in 33 states to offer life and accident and health insurance on an individual and group basis.

In February 1999, the Company was notified that the State of Washington had increased its common capital stock requirements from $1,200,000 to $2,400,000. Since sales in Washington were less than 1% of total premium, the Company decided to voluntarily withdraw its Certificate of Authority from the State of Washington. During 2001, BNLAC increased its common capital stock to $2,500,000 to comply with the State of Washington statutory requirements. In 2002, BNLAC was reissued its Certificate of Authority in Washington.

The Company conducts business in the "life, accident and health insurers" industry segment. Most of BNLAC's premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. Financial information relating thereto is contained in the Selected Financial Data below and the Financial Statements included as Exhibits to this Report.

Sales and Marketing
The Company markets its products through independent agents and brokers. BNLAC emphasizes the marketing of specialized or "niche" life and health insurance products including: a 10-year level term policy, group life, hospital indemnity policy, and group dental insurance. These products are all designed to be sold on a group or payroll deduction basis.

Statistics by line of business are as follows (gross before reinsurance):

                                                                             2002                2001
                                                                        ----------------    ---------------
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance                                                     $  277,000           $ 280,000
Individual Annuities(1)                                                        124,000             135,000
Group Dental Insurance                                                      39,996,000          38,421,000
Miscellaneous A&H insurance                                                    531,000             239,000
                                                                        ----------------    ---------------

          Total                                                            $40,928,000         $39,075,000
                                                                        ================    ===============

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance                                                      $ 296,000           $ 288,000
Individual Annuities(1)                                                        106,000             120,000
Group Dental Insurance                                                      39,734,000          38,083,000
Miscellaneous A&H insurance                                                    564,000             168,000
                                                                      -----------------    ----------------

          Total                                                            $40,700,000         $38,659,000
                                                                      =================    ================

III. Face Value of Insurance:
Ordinary Life Insurance                                                    $37,000,000         $35,000,000
Accidental Death Insurance                                                  44,000,000          38,000,000
                                                                      -----------------    ----------------

          Total                                                            $81,000,000         $73,000,000
                                                                      =================    ================
        (1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

                                                                                  Accident and
        State                 Life Premiums                Annuity                   Health                      Total
-----------------------    --------------------      --------------------     ----------------------      --------------------
Oregon                                $  1,256                        $-                 $3,067,131                $3,068,387
Georgia                                 15,602                         -                  2,993,964                 3,009,566
Arkansas                                26,594                         -                  2,970,044                 2,996,638
Illinois                                 1,806                         -                  2,760,128                 2,761,934
Minnesota                                7,124                         -                  2,685,820                 2,692,944
Michigan                                 5,096                         -                  2,452,496                 2,457,592
Louisiana                               17,327                         -                  2,032,967                 2,050,294
Idaho                                        -                         -                  2,039,862                 2,039,862
Indiana                                 10,215                         -                  1,976,297                 1,986,512
All Other States                       210,699                   106,234                 17,319,566                17,636,499
                           --------------------      --------------------     ----------------------      --------------------
Total                                 $295,719                  $106,234                $40,298,275               $40,700,228
                           ====================      ====================     ======================      ====================

The following chart shows group dental insurance premiums collected for each of the past five years ended December 31.

                                             Gross
                                            Premiums
       Group Dental Insurance               Collected
       ----------------------              ----------------
                2002                         $39,734,000
                2001                          38,083,000
                2000                          34,464,000
                1999                          29,049,000
                1998                          20,294,000

The following chart shows group dental insurance claims paid and claims ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                              Gross               Claims
       Group Dental Insurance              Claims Paid             Ratio
       ----------------------           ----------------     ----------------
                2002                         $25,772,000                64.9%
                2001                          24,821,000                65.5%
                2000                          22,504,000                63.8%
                1999                          20,694,000                72.4%
                1998                          14,859,000                78.4%



Agents' Commissions
On December 31, 2002, BNLAC had 4,083 general agents and brokers that market its policies in 31 states compared to 3,732 agents and brokers on December 31, 2001.

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

Prior to October 31, 2002, the Company reinsured 100% of its Accidental Death and Dismemberment insurance under a quota share reinsurance contract with TIG. TIG is rated "B++" Superior. Effective November 1, 2002, the Company entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America. Hannover Life Reassurance Company of America accepts 90% of the risk. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company in 2001.

All other individual BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

BNLAC's Group Life and AD&D insurance are reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company for 2001.

  The following chart shows life and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

                                              Gross                                                         Net
                                            Insurance          Reinsurance          Reinsurance          Insurance
                                            In Force              Ceded               Assumed             In Force
                                         ----------------    -----------------    ----------------    -----------------
    Life Insurance
                2002                         $37,045,000         $ 11,443,000         $         0          $25,602,000
                2001                          34,515,000            9,098,000                   0           25,417,000
                2000                          28,127,000            7,722,000                   0           20,405,000
                1999                          31,213,000           11,371,000           9,986,000           29,828,000
                1998                          34,877,000           13,684,000           9,229,000           30,422,000


     Accidental Death Insurance
                2002                         $44,000,000          $39,600,000          $        0           $4,400,000
                2001                          37,000,000           37,000,000                   0                    0
                2000                          23,000,000           23,000,000                   0                    0
                1999                         102,000,000           96,425,000                   0            5,575,000
                1998                         114,000,000          107,250,000                   0            6,750,000

The Company has no direct exposure and does not consider any of its reinsurance recoverable to be of doubtful collectibility due to the events of September 11, 2001.

Investments
BNLAC invests its available funds in a certificate of deposit, US Treasury Bills, US Government and Agency bonds, corporate bonds and other investment grade securities. The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's net investment income and ratio of net return on mean invested assets were as follows:

                       Net             Net Return on
                    Investment         Mean Invested
    Year              Income              Assets
--------------    ---------------    ------------------
    2002              $1,041,679                  5.6%
    2001                 977,578                  6.2%
    2000                 870,482                  6.5%
    1999                 755,552                  6.2%
    1998                 777,937                  6.6%

For information concerning realized and unrealized gains and losses on securities see Note 4 of the Notes to Consolidated Financial Statements, page F-12.

Special  Factors
Relating to Accounting and Regulatory Reporting of Insurance Companies State insurance laws and regulations govern the accounting practices and the form of financial reports of insurance companies filed with state insurance regulatory agencies. Most states have adopted the uniform rules established by the National Association of Insurance Commissioners ("NAIC"). Reports prepared in accordance with statutory accounting practices reflect primarily the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect going-concern considerations. Certain statutory accounting practices differ from generally accepted accounting principles as applied to the Company's audited financial statements.

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

The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner of the State of Arkansas, if it exceeds the lesser of 10% of surplus or net gain from operations for the year.

Insurance Regulations
BNLAC is subject to regulation and supervision by the states in which it is admitted to transact business. Each state has an insurance department which has broad administrative and supervisory powers to grant and revoke licenses; to transact business, regulate trade practices, establish guaranty associations, license agents, approve policy forms, regulate premium rates for some lines of business, establish reserve requirements, regulate competitive matters, prescribe the form and content of required financial statements and reports, determine the reasonableness and adequacy of statutory capital and surplus, and regulate the type and amount of investments permitted.

Most states have also enacted legislation which regulates insurance holding company activities, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. The Company and BNLAC are registered as a holding company group pursuant to such legislation in Arkansas and BNLAC routinely reports to other jurisdictions as well.

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 2002 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 792% and, therefore, significantly above the Company Action Level.

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

Competition
The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis which may give them an advantage over BNLAC since their profits accrue to the policyholders rather than the shareholders. In the last quarter of fiscal year 2002, BNLAC's A. M. Best's financial performance rating was raised from "B " (Fair) to "B+" (Very Good).

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 1,455 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

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

Personnel
At December 31, 2002, BNLAC had four executive officers and 52 full-time administrative personnel. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. The Company currently has no employees which are represented by a union. BNLAC currently uses a third party administrator to process dental claims.

                               ITEM 2. PROPERTIES

Neither the Company, nor any of its subsidiaries own any real estate.

During the first half of 2002 the Company leased 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. In July 2002 the Company expanded its offices in an adjacent building and increased the space it leases by 1,596 square feet. The annual base rent for the 12,150 square feet was $137,578 a year and the cost for the additional space is $19,152 per year. The lease rate will remain in affect until the initial term of the lease expires in 2005. Effective January 1, 2003, the Company will lease an additional 798 square feet in the adjacent building at a rate of $9,576 per year. The Company plans to lease an additional 798 square feet effective January 1, 2004 for $9,576 a year. The Company may renew the lease for another ten years at the rate of $126,000 for the first five years and $129,000 for the second five years of the new lease term on the initial 12,150 square feet of office space.

BNLE leases office space in Sherwood, Arkansas at a rental of $15,600 per year. BNLAC incurs 100% of the rental expense.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $7,230 per year. The rent includes the services of a secretary that is shared with other tenants of the building.

The Company and its subsidiaries own the majority of the furniture and equipment used in the operation of its business.

ITEM 3. LEGAL PROCEEDINGS

On November 5, 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain Officers of the Company, in Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner January 28, 2002, and was subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. As of December 31, 2002, all requisite approvals have been received and redemption of stock will begin in 2003.

As part of the settlement agreement, the Company will issue and exchange its bonds in the principal amount of $1.50 for each share of common stock of BNL owned by the members of the Class. The bonds will be for a term of twelve years, effective December 15, 2002, with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The bonds shall be fully callable and redeemable at par at any time by BNL.

The Company has reflected the settlement provisions in the December 31, 2002 and 2001 financial statements as recorded contingencies since bonds have not yet been issued. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement included a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses which was paid in December 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote during the fourth quarter of 2002.


PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Stock
During 2002 the stock of the Company was traded on a workout basis. Shareholders with Company stock to sell contact the Company's home office and are directed to potential buyers of the stock that the Company has been made aware of. There has been a limited trading market for the Company's securities during fiscal 2002. The stock is not traded on any established trading market.

Holders
As of December 31, 2002 there were 4,997 record holders of the Company's common stock without consideration for contingent treasury shares to be redeemed.

Dividends
The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

Equity Compensation Plan Information
In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available for issuance under the plan. Options for an additional 1.75 million shares have been authorized by the Board of Directors, including 500,000 shares in November 1997, 500,000 shares in March 2000, and 750,000 in June 2001. The option exercise period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2002, 2001 and 2000, the Company granted 154,855, 119,525 and 184,575 stock options, respectively, with an exercise price of $.75 per share for those granted in 2002 and $.50 per share for those granted in prior years. There were 968,330 stock options outstanding at December 31, 2002. During 2002, 55,550 options were exercised. Under the fair value method, total compensation recognized for the grant of stock options was $1,596. The fair value of options granted is estimated at $1,596, $800 and $1,200 in 2002, 2001 and 2000, respectively. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of

3.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is .938 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. During 2002, the Company granted 55,900 options with an exercise price of $.50. The fair value of options granted is estimated at $10,940 for 2002. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 10.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is
9.88 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The table below reflects the Equity Compensation Plans as of December 31, 2002.


                                                                                                      Number of securities remaining
                                                                                                       available for future issuance
                                                                                                         under equity compensation
                                       Number of Securities to be        Weighted Average exercise      plans (excluding securities
                                         issued upon exercise of            price of outstanding           reflected in column (a))
        Plan Category                      outstanding options                    options
------------------------------       --------------------------------    --------------------------- -------------------------------

Approved by security holders
------------------------------
     Brokers and Agents Plan
                                                    968,330                           $.54                           1,442,425

Not approved by security
   holders
------------------------------

     Employee Plan                                   55,900                           $.50                             194,100


Transfer Agent and Registrar
Regions Bank, Little Rock, Arkansas, is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2002 are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002 are included elsewhere in this Form 10-K.

                                         2002                 2001                 2000                  1999              1998
                                    ----------------    -----------------   -----------------     -----------------  ---------------
Total Income............................$42,367,834          $39,569,741          $36,182,730           $30,533,144      $21,919,618
Net Income (Loss)........................$2,500,727           $1,283,478           $3,444,483             $ 206,979     $(1,246,752)
Net Income (Loss) Per
  Common Share.............................$.....12             $    .06             $    .15              $    .01        $   (.05)
Total Assets............................$22,133,342          $20,173,856          $17,580,271           $13,949,400      $14,327,776
Total Liabilities.......................$13,822,575          $14,499,547           $9,073,346            $9,644,266       $9,123,809
Average Shares Outstanding...............20,469,480           22,802,610           23,311,944            23,311,944       23,311,944
*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial
  Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we review the consolidated financial condition of the Company at December 31, 2002, 2001 and 2000 and the consolidated results of operations for the periods ended December 31, 2002, 2001 and 2000. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected financial data set forth elsewhere in this Form 10-K.

Forward-Looking Statements
All statement, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Iraq, which may affect consumers spending trends and priorities (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Management believes the Company's current critical accounting policies are comprised of the following:

Reserves for unpaid policy claims is a sensitive accounting estimate unique to the insurance industry. Management uses an independent actuary to formulate this estimate. Differences in the estimates may result in revised claims expense which is recognized in the period in which the difference is determined. See
Note 11 to our financial statements for the effect on the year 2002.

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

At December 31, 2002 and 2001, respectively, the Company had gross deferred tax assets of $1,080,000 and $2,450,000 with corresponding valuation allowances of $758,000 and $1,926,000 resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The resulting net deferred tax asset is $322,000 and $524,000 at December 31, 2002 and 2001, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision (benefit) for income tax is as follows:

                                         2002                   2001                  2000
                                   -------------------    -------------------    ------------------
Current tax provisions                       $ 174,000               $ 52,993              $ 57,000
Deferred tax (provision) benefit               202,000                243,000             (767,000)
                                   -------------------    -------------------    ------------------


Total income tax provision (benefit)          $376,000               $295,993            $(710,000)
                                   ===================    ===================    ==================


The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                             2002                 2001                    2000
                                                    -------------------     --------------------    --------------------

Book income before tax                                       $2,876,727               $1,579,471             $ 2,734,483
                                                    ===================     ====================    ====================


Income tax computed at statutory rate (34%)                   $ 978,088                $ 537,020              $  929,724
Valuation allowance for AMT credit                               56,000                   52,993                  57,000
Revision of valuation allowance                               (169,045)                 (25,510)             (1,231,862)
Rate differential                                             (489,043)                (268,510)               (464,862)
                                                    -------------------     --------------------    --------------------


Total income tax provision (benefit)                          $ 376,000                $ 295,993             $ (710,000)
                                                    ===================     ====================    ====================


The Company has net operating loss carry forwards for income tax purposes at December 31, 2002 as follows:

                               Expiring
                        ---------------------
                                        2003            $ 99,275
                                        2004              24,065
                                        2005              72,992
                                        2006             545,898
                                        2007             286,096
                                        2008             202,779
                                        2009             162,019
                                        2010             185,160
                                        2011             124,464
                                        2012             385,074
                                        2018             347,054
                                        2019             130,716
                                        2020              65,199
                                        2021              67,492
                                                 ----------------

                                                      $2,698,283
                                                 ================

Financial Condition
                                                 2002                    2001                  2000
                                          -------------------     --------------------    ----------------

Income from Operations before
    Income Taxes                                  $2,876,727               $1,579,471          $2,734,483
Book Value Per Share                                   $0.41                    $0.28               $0.36
Statutory Capital and Surplus of
    Insurance Subsidiary                         $10,716,560               $7,858,222          $7,003,585
Stockholders' Equity - GAAP                       $8,310,767               $5,674,309          $8,506,925
A.M. Best Financial Rating                                B+                        B                   B

The Company's financial condition strengthened during 2002 due to the increase in net income.

Liquidity and Capital Resources
At December 31, 2002 the Company had liquid assets of $5,660,879 in cash, U.S. Treasury Bills, money market savings accounts, and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow. In 2002, BNLAC collected approximately $40.7 million of premiums and annuity deposits (gross before reinsurance) and $1,114,387 of investment income. Another source of cash flow in 2002 was overwrite commissions of $460,023 on vision products. At the same time the Company paid $26,056,135 in policy benefits.

Effective September 30, 2002, the Company elected to change its accounting treatment for approximately $11.6 million of debt securities in its investment portfolio in accordance with SFAS No. 115. These securities, formerly accounted for as "Available for Sale" and reflected in the financial statements at market value, will be accounted for as "Held to Maturity". This reclassification requires the Company to report the bond's value on the Balance Sheet at fair market value at the date of reclassification. In accordance with SFAS No. 115, $1,817, the combined total of the unrealized holding gains and losses and the unamortized premium and discounts at the date of reclassification, will be amortized against income over the remaining life of the bonds. The unrealized holding gains and losses of $33,444, reflected as a component of "Accumulated Other Comprehensive Income" in Stockholders Equity on the reclassification date, will also be amortized to income over the remaining life of the bonds.

Previously, the bonds were classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. This reclassification more accurately reflects management's ability and intent to hold the bonds until maturity. No further adjustments to surplus will be made as bond values change.

The table below discloses the unrealized gains and losses on the "Held to Maturity" bonds.

Portfolio Designated "Held to Maturity"                                        Gross            Gross           Estimated
                                                                             Unrealized        Unrealized      Market Value
December 31, 2002                                        Amortized Cost         Gains            Losses
-----------------                                      ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
   US government corporations and agencies                 $ 5,766,990          $110,624          $ 4,464        $5,873,150
Obligations of states and political subdivisions               317,857             1,355              562           318,650
Corporate securities                                         1,705,908            44,378            8,886         1,741,400
Mortgage-backed securities
   GNMA                                                      1,980,316             3,409           39,560         1,944,165
                                                        ---------------    --------------    -------------    --------------
Totals                                                      $9,771,071          $159,766          $53,472        $9,877,365
                                                        ===============    ==============    =============    ==============

The Company did not sell any of the bonds designated as Held to Maturity in 2002.

Approximately $2.52 million of the bond portfolio remains classified as Available for Sale. The bonds include; telecommunication, utilities, automobile bonds and U. S. Treasury Bonds that have large unrealized profits. The Company may sell these bonds before they mature.

The Company's investments are primarily in U.S. Government and Government Agencies ($8,643,817 amortized book value) and other investment grade bonds ($3,421,353 amortized book value). The Company does not hedge its investment income through the use of derivatives.

Other long term investments of $1,497,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLE receives a marketing fee from EBI under a related marketing agreement. As part of the agreement, BNLAC agreed to pledge $335,000 of bonds as guarantor for an operating line of credit from BankOne for EPSI through October 15, 2002.

Other long-term investments also includes an operating line of credit agreement with an advance amount of $140,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004 that replaced the one with BankOne. The line of credit is at prime, 4.75%, with interest payable monthly to BNLAC.

The Company adopted Statement #142 of the Financial Accounting Standards Board in the first quarter of 2002, as is required. The adoption had no material effect on the financial statements of the Company. The new accounting rule changes the methods of accounting for intangible assets, which generally were amortized over 40 years under previous rules. The new standard requires that intangible assets be separately presented on the face of the Balance Sheet and be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired. As indicated on the face of the Balance Sheet, the Company has intangible assets of $168,052. These assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. Amortization expense of approximately $5,800, $7,100, and $3,109 was recorded for each of the years ended December 31, 2002, 2001 and 2000, respectively. The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.

On November 5, 2001 the Company's Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings") that included a $575,000 payment to Class Counsel, which was paid in December 2002.

Another term of the settlement is the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company's common stock owned by the members of the class. The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year's earnings. The total principal amount of the bonds is approximately $4,269,404 and the annual interest expense will be $256,000. We expect BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The maximum amount of dividends, which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner, is subject to restrictions relating to statutory surplus. The Arkansas Insurance Commissioner has reviewed and approved the settlement. The Company does not expect the dividend restrictions to impact its ability to meet its cash needs. The Company has no plan to start a sinking fund for payment of the principal at maturity.


In 2002, the Board of Directors approved a dividend of $1,138,400 to be paid by BNLAC to the Company to be used for redemption of company stock and/or bonds on terms to be determined by the Board of Directors in the future. In the first quarter of 2003, BNLAC received approval for the $1,000,000 dividend from the Arkansas Insurance Commissioner.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

The Company conducts its insurance operations through its wholly owned subsidiary, BNLAC. At December 31, 2002, BNLAC had statutory capital and surplus of $10,716,560. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Some states in which BNLAC is licensed have increased these requirements to as much as $5,000,000; but, in general, BNLAC may continue to operate under the lower minimum requirements in effect when it first became licensed in the applicable state. BNLAC voluntarily withdrew its Certificate of Authority in the state of Washington due to an increased minimum capital requirement in that state of $2,400,000. During 2001 BNLAC increased its common capital stock from $2,000,000 to $2,500,000, to comply with Washington's capital requirements. BNLAC has received its Certificate of Authority from the state of Washington. Management monitors these developments to maintain compliance with the requirements of each state.

Results of Operations
Premium income was $41,237,420 in 2002, $38,463,464 in 2001, and $35,396,913 in
2000. The increase in both years was due to an increase in group dental insurance premiums written. In 2002, group dental insurance premium income made up 93.8% of total premium income.

Net investment income was $1,148,225 in 2002, $1,029,457 in 2001, and $888,238
in 2000, an increase of 12% in 2002 and 16% in 2001. The Company used its positive operating cash flow to increase its fixed maturity investment portfolio in 2001. In 2002, several of the Company's investment in fixed maturities decreased due to government agency bonds that were called and reinvested in short term investments.

In September 2001 the Company started receiving marketing fees from EBI per the agreement mentioned above. The Company earned $143,619 in 2002 and $60,589 in 2001.

Realized capital gains and (losses) on investments was ($161,430) in 2002, $16,231 in 2001, and ($102,421) in 2000. The realized loss in 2002 was primarily due to the write down in value of MCI Bonds and Conseco common stock. The gains in 2001 were due to gains on bonds sold in the normal course of the Company's investment activity. The realized loss in 2000 was primarily due to the write down in value of certain equity securities.

Increase (decrease) in liability for future policy benefits was $93,518 in 2002, $56,063 in 2001, and ($85,852) for the same period in 2000. The increase in 2002 and 2001 was due to increases in life insurance in force. The decrease in 2000 was due to an increase in the number of surrendered life policies during that year.

Policy benefits and other insurance costs increased from $26,679,474 in 2000 to $29,570,207 in 2001 and $30,789,481 in 2002. The increases were due to an increase in claims and commissions resulting from the increase in group dental insurance in force. The claims ratio on dental insurance, which represents the ratio of claims incurred to premium earned, was 64.1% in 2002, 65.5% in 2001, and 63.8% 2000. The claims ratio has remained relatively constant over the last three years due to the Company's constant monitoring of rates and trends in dental costs.

Amortization of deferred policy acquisition costs was $26,918 in 2002, $29,844 in 2001, and $44,084 in 2000. The costs were higher in 2000 due to a write-off of the remaining deferred policy acquisition asset on an Accidental Death Plan that was discontinued in 2000.

In 2001, the Company incurred $575,000 litigation settlement expense, which was awarded to the Class Counsel. The Company paid this expense in December 2002.

Operating expenses were $7,249,662 in 2002, $6,525,350 in 2001, and $5,726,013 in 2000. The increase in expenses in 2002 was due to an increase in payroll expense, employee insurance expense and depreciation expense. Expenses increased in 2001 due to legal fees, settlement costs, executive bonus incentive plan expenses and payroll expense.

Taxes other than on income were $1,331,528 in 2002, $1,233,806 for 2001 and $1,084,528 for 2000. The increase each year was due to the premium taxes on the increased insurance premiums collected.

For 2002, the consolidated net income from operations before taxes was $2,876,727 compared to $1,579,471 in 2001 and $2,734,483 in 2000. The increase in 2002 was due to a decrease in the dental loss ratio, an increase in premium revenue, investment income and marketing fees. The decline in 2001 is primarily due to the increase in operating expenses, policy benefits expense and class action settlement expenses. Based on actual claims experience during 2000, the estimate of claims liability at December 31, 1999 was found to be overstated by $648,816. The overstatement of this liability contributed a corresponding increase in income during the year 2000.

Earnings per share was $.12, $.06 and $.15 in 2002, 2001, and 2000, respectively. The effect of the contingent treasury shares described in Financial Condition was immaterial in 2001 and increased earnings per share $.015 in 2002.

The provision for income taxes was $376,000 expense in 2002, $295,993 expense in 2001, and a $710,000 benefit in 2000. For the periods ended December 31, 2002 and 2001, the Company had $173,723 and $52,993 of current federal tax expense and $202,277 and $243,000 of deferred tax expense; respectively. In 2000, the Company reduced its valuation allowance against its deferred tax asset and recorded a net deferred tax asset of $767,000, reflecting the benefit expected from using approximately $6,700,000 in loss carry forwards that expire in various amounts between 2001 and 2014. In 2000, the Company had $57,000 current federal tax expense, which was offset by the $767,000 deferred tax credit.

For the year ended December 31, 2002, other comprehensive income was $171,170 compared to $90,760 in 2000 and $757,308 for the same period in 2000. The comprehensive income in 2001 and 2000 was due to a decrease in interest rates that increased the market value of the Company's bond portfolio. The increase in comprehensive income for the period ended December 31, 2002 was due to the reclassification adjustment for realized losses of $161,429 in 2002.

Looking Forward
The Company has plans to continue expansion into more states in the upcoming year. In March 2003 we received approval to market insurance in West Virginia and Alaska and we currently have applications pending for certificates of authority in Wisconsin and New Mexico. In 2003, the Company plans to increase advertising in trade publications to attract more independent agents to market our products. In addition, a recruiting bonus plan has been put into affect that will provide for an increase in first year and/or renewal commissions on business written by new agents. The Company expects the increased advertising and bonus commission will increase its agency force and business in force.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2002 and December 31, 2001. We held various financial instruments at December 31, 2002 and 2001, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4). In the second quarter of 2001 we invested $8,104 in call options for common stock for trading purposes. Our risk in this investment was limited to our cost. The options expired in January 2002 for a realized loss of $8,104.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at December 31, 2002 and December 31, 2001 was $12,401,507 and $14,331,818, respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2002 of approximately $338,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2002, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2002 totaled $120,265, or only .6% of total investments and cash on a consolidated basis. We do not hedge our equity price risk. As of December 31, 2002, a 20% adverse change in equity prices would result in an approximate $36,560 decrease in the fair value of our equity securities. The preceding discussion of estimated fair value of our financial instruments and the sensitivity analyses resulting from hypothetical changes in interest rates are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current expectations and involve uncertainties. These forward-looking market risk disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact our business as a result of changes in interest rates, foreign-exchange rates, commodity prices, or equity security prices.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information on pages F-1 through F-20 attached to this Report is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                                First Became
                                                Director or
                                             Executive Officer
           Name                   Age                                                   Position
----------------------------    --------    ---------------------    -----------------------------------------------
Wayne E. Ahart                    62                1984                   Chairman of the Board and Director
C. Donald Byrd                    61                1984                Vice Chairman of the Board and Director
Kenneth Tobey                     44                1994                         President and Director
Barry N. Shamas                   55                1984                 Executive Vice President, Treasurer and
                                                                                        Director
Cecil Alexander                   66                1994                                Director
Richard Barclay                   65                1994                                Director
Eugene A. Cernan                  68                1994                                Director
Hayden Fry                        73                1984                                Director
John Greig                        67                1984                                Director
Roy B. Keppy                      79                1984                                Director
Roy Ledbetter                     72                1994                                Director
John E. Miller                    72                1994                                Director
James A. Mullins                  68                1984                                Director
C. James McCormick                77                1984                                Director
Robert R. Rigler                  79                1989                                Director
Chris Schenkel                    78                1994                                Director
L. Stan Schoelerman               77                1984                                Director
Orville Sweet                     78                1984                                Director
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

Cecil L. Alexander retired Vice President of Public Affairs for Arkansas Power & Light Company, where he has been employed since 1980. Prior to joining the AP&L Executive Staff, Mr. Alexander served for 16 years in the Arkansas General Assembly, and during 1975-76, was Speaker of the House of Representatives. Since 1971, Mr. Alexander has been involved in the real estate business as a partner in Heber Springs Realty. He is a past president of the Cleburne County Board of Realtors and has served on the governmental affairs committee of the Arkansas Association of Realtors. Alexander is currently on the Advisory Board of Directors of V.E. Bank of Heber Springs, the Board of Directors of the Arkansas Tourism Development Foundation, and the Board of Directors of the Baptist Foundation.

Richard L. Barclay, a Certified Public Accountant, recently retired as Director of Arkansas Department of Finance and Administration and as the state's Chief Fiscal Officer. He has returned to private practice with Beall, Barclay & Co., Certified Public Accountants in Rogers, Arkansas. He is an advisory Director of Regions Bank of Rogers. He serves as past President and Board member of the Arkansas Society of Certified Public Accountants and is a member of the American Institute of Certified Public Accountants. He was a member of the Arkansas House of Representatives from 1977 until 1992.

Eugene A. Cernan has been President and Chairman of the Board of The Cernan Corporation since 1981. Captain Cernan retired from the U. S. Navy in 1976 after serving 20 years as a naval aviator, 13 of which were dedicated to direct involvement with the U. S. Space Program as a NASA Astronaut. Captain Cernan was the pilot on the Gemini 9 mission and the second American to walk in space; lunar module pilot of Apollo 10; and Spacecraft Commander of Apollo 17, which resulted in the distinction of being the last man to have left his footprints on the surface of the moon. In 1973, he served as a Senior United States Negotiator in discussions with USSR on the Apollo-Soyuz Mission. Mr. Cernan served as Executive Consultant of Aerospace and Government of Digital Equipment Corporation from 1986 to 1992, and he was a Director and Vice President-International of Coral Petroleum, Inc., Houston, Texas from 1976 to 1981. Captain Cernan is presently a Director of National Air and Space Museum and Smithsonian Educational Foundation. Captain Cernan is also a member of the Board of Trustees of the U. S. Naval Aviation Museum, NFL Alumni and Major League Baseball Players Alumni Association. In addition, Captain Cernan has served as a consultant commentator to ABC News.

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

Roy E. Ledbetter is retired as President and Chief Executive Officer of Highland Industrial Park, a division of Highland Resources, Inc. in East Camden, Arkansas. He holds a Bachelor of Science Degree in Education from Southern Arkansas University at Magnolia, a Masters Degree in Education from Henderson State University at Arkadelphia and an AMP from Harvard Business School at Boston. In 1966, Mr. Ledbetter joined Highland Resources, Inc. and coordinated organization of Southern Arkansas University Technical Branch; was promoted to Division Manager (1972), Vice President and Division Manager (1975), Senior Vice President (1980), and President in 1984. He is past President of the Camden Chamber of Commerce; was 1977 Camden Jaycee's Man of the Year; was awarded first annual Camden Area Chamber of Commerce Community Service Award in 1983; served on Education Standards Committee of the State of Arkansas; and presently serves on the Boards of East Camden and Highland Railroad, Shumaker Public Service Corporation, Merchants and Planters Bank of Camden, and First United Bancshares of El Dorado.

C. James McCormick is Chairman of the Board of McCormick, Inc., Best Way Express, Inc., Emeritus, Inc., and President of JAMAC Corporation, all of Vincennes, Indiana. He is also Vice Chairman of Golf Hosts, Inc. He is the owner of CJ Leasing, LLC. Mr. McCormick is former Chairman of the Board of Directors and CEO of First Bancorp, Vincennes, Indiana; former Chairman of the Vincennes University board of trustees and a Life Director of the Indiana Chamber of Commerce; and a former member of the Young President's Organization. He is a former Chairman of the Board of the American Trucking Associations. Mr. McCormick is a Past Chairman of the National Board of Trustees of The Fellowship of Christian Athletes.

John E. Miller was a member of the State of Arkansas House of Representatives from 1959 to 2000. He has been self-employed in the insurance, abstract, real estate, heavy construction and farming business for more than 20 years. He presently serves on the Board of Directors of Calico Rock Medical Center, Easy K Foundation, National Conference of Christians and Jews, State Advocacy Services, Lions World Services for the Blind, State Board of Easter Seals, Williams Baptist College Board of Trustees and Izard County Chapter of the American Red Cross.

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

Chris Schenkel is a retired television sportscaster of CBS Sports and ABC Sports, New York, New York, from 1952 to 1999. He also served as Spokesperson for Owens-Illinois, Toledo, Ohio, from 1976 to 1995, for whom he spoke as voice over commercials, personal appearances, conventions and shows. Mr. Schenkel served as Chairman of the Board of Directors of Counting House Bank, North Webster, Indiana from 1974-1982. He also served as a Director of ITI and ITAC from 1978 to 1986 and on the Board of Haskell Indian University, Lawrence, Kansas. He has three Honorary Doctorate Degrees and a Lifetime Achievement Emmy.

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

                           SUMMARY COMPENSATION TABLE
                                                                                    Long Term Compensation
                                           Annual Compensation                  Awards       Payouts
            (A)                 (B)       (C)           (D)         (E)           (F)           (G)          (H)           (I)
                                                                  Other
                                                                 Annual       Restricted                                 All Other
     Name and Principal                                           Compen-       Stock      Options/SARs     LTIP          Compen-
          Position             Year      Salary       Bonus $     sation    $  Award(s) $        (#)       Payouts $      sation $
----------------------------- -------- ------------ ------------ ----------- -------------- ------------ ------------- ------------
Wayne E. Ahart, CEO            2002     $125,000       $154,506     $54,086       $0             -            $0           $0
             "                 2001     $125,000        $60,417     $10,462       $0             -            $0           $0
             "                 2000     $125,000        $10,739     $12,625       $0             -            $0           $0
 Barry N. Shamas, Executive
            V.P.               2002     $110,600        $62,430     $18,237       $0             -            $0           $0
             "                 2001     $110,600        $39,217        $809       $0             -            $0           $0
             "                 2000     $106,700        $10,189      $7,220       $0             -            $0           $0
    C. Donald Byrd, Vice
   Chairman of the Board
                               2002      $92,500        $51,283     $26,570       $0             -            $0           $0
             "                 2001      $92,500        $43,545      $3,922       $0             -            $0           $0
             "                 2000      $90,000        $58,031      $3,893       $0             -            $0           $0
  Kenneth Tobey, President
                               2002      $77,500        $55,033     $12,136       $0             -            $0           $0
             "                 2001      $77,500        $42,295      $3,256       $0             -            $0           $0
             "                 2000      $75,000        $56,781      $2,874       $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers in 2002, as a group, is $839,881 including bonuses of approximately $51,674 under the Company's stock bonus plan and $271,578 under the executive incentive bonus plan. In addition, executives have accrued bonuses payable at December 31, 2002, of approximately $100,000 under the stock bonus plan and approximately $100,300 under the executive bonus plan. The Company does not have employment agreements with any of its officers.

The Company does not have any employment or severance agreements with officers or employees.

Compensation of Directors
Each director receives a fee of $500 per company, plus reasonable travel expenses for each meeting of the Board of Directors attended. The Audit Committee receives $500 for each meeting attended.

Benefit Plans
In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares have been authorized by the Board of Directors, including 500,000 shares in November 1997, 500,000 shares in March 2000, and 750,000 in June 2001. The option exercise period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2002, 2001 and 2000, the Company granted 154,855, 119,525 and 184,575 stock options, respectively, with an exercise price of $.75 per share for those granted in 2002 and $.50 per share for those granted in prior years. There were 968,330 stock options outstanding at December 31, 2002. During 2002, 55,550 options were exercised and 53,550 were expired or cancelled. Under the fair value method, total compensation recognized for grant of stock options was $1,596. The fair value of options granted is estimated at $1,596, $800 and $1,200 in 2002, 2001 and 2000, respectively. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 3.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is .938 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In 2002, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. The life company subsidiary bears its prorata share of the bonus expense based on its pre-tax statutory profits. Bonus expense was $287,673 and $144,662 under this plan for 2002 and 2001, respectively.

The Company has a stock bonus plan for the benefit of certain officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000, $51,674 and $100,000 were granted in 2002, 2001 and 2000, respectively.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. During 2002, the Company granted 55,900 options with an exercise price of $.50. The fair value of options granted is estimated at $10,940 in 2002. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 10.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is
9.88 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $32,565, $0 and $0 in 2002, 2001 and 2000, respectively.

Indebtedness of Management
No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 2002, other than for ordinary travel and expense advances and other reimbursable expenses, if any.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 2002:

                                                                         Amount and Nature of
  Title of Class             Name and Address of Beneficial Owner      Beneficial Ownership (1)       Percent of Class as of
                                                                                                        December 31, 2002
-------------------          --------------------------------------    --------------------------    -------------------------

Common Stock                 Wayne E. Ahart                                  4,845,505(2)(3)                 23.90%
                             #14 Club Estates Parkway
                             Austin, Texas 78738
Common Stock                 Barry N. Shamas                                 2,801,816(5)                     13.82%
                             1095 Hidden Hills Dr.
                             Dripping Springs, Texas 78620
Common Stock                 Universal Guaranty Life Insurance               2,216,776(2)                     10.93%
                             Company
                             5250 S. Sixth St. Rd.
                             Springfield, Illinois 62705
Common Stock                 C. Donald Byrd                                  1,551,193(4)                     7.65%
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

Security Ownership of Management
The following table sets forth, as of December 31, 2002, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

                                                                   Amount and Nature of
                                                                  Beneficial Ownership(1)        Percent of Class as of
Title of Class                  Name of Beneficial Owner                                           December 31, 2002
-----------------------    -----------------------------------    -------------------------    ---------------------------
     Common Stock          Wayne E. Ahart                                 4,845,505(2)                    23.90%
          "                Barry N. Shamas                                2,801,816(4)                    13.82%
          "                C. Donald Byrd                                 1,551,193(3)                     7.65%
          "                Kenneth Tobey                                    854,236                        4.21%
          "                C. James McCormick                               137,084(5)                      .68%
          "                Hayden Fry                                        69,047                         .34%
          "                John Greig                                        50,102                         .25%
          "                Roy Keppy                                         51,001                         .25%
          "                James A. Mullins                                  50,000                         .25%
          "                L. Stanley
                              Schoelerman                                    50,000                         .25%
          "                Orville Sweet                                     50,000                         .25%
          "                Richard Barclay                                   46,088                         .23%
          "                John E. Miller                                    46,088                         .23%
          "                Cecil Alexander                                   37,088                         .18%
          "                Eugene A. Cernan                                  37,088                         .18%
          "                Roy Ledbetter                                     37,088                         .18%
          "                Chris Schenkel                                    37,088                         .18%
          "                Robert R. Rigler                                   3,295                         .02%
          "                All Executive Officers and
                           Directors as a group (18 persons)             10,753,807                       53.05%
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



             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                    ITEM 14. INTERNAL CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated , can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 ( c ) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's Chief Executive Officer and Chief Financial Officer to material information required to be disclosed in the periodic reports filed with the SEC.

In addition, the Company's Chief Executive Officer and Chief Financial Officer have reviewed the Company's internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

                                     PART IV


   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements
The information required by this section is set forth on page F-1 to F-18 of this Report and is incorporated herein by reference.

     2.  Financial Statement Schedules Included in Item 14(a)
               Page Number Form
                                                                10-K
                                                         --------------------
Report of Independent Accountants on Financial Statements        F-2


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

    3.2          By-laws of BNL Financial Corporation.                       Incorporated by reference to Exhibit 3.2 of the
                                                                             Company's Registration Statement No. 33-70318

    4.1          Instruments defining the rights of security holders,        Incorporated by reference to Exhibit 4 of the
                 including indentures.                                       Company's Registration Statement No. 2-94538 and
                                                                             Exhibits 3.5 and 4 of Post-Effective Amendment No. 3
                                                                             thereto.
    4.2          Articles of Incorporation of BNL Financial
                 Corporation, dated January 27, 1984 and Amendment to        Incorporated by reference to Exhibits 4.2 of the
                 Articles of Incorporation on BNL Financial Company's        Annual Report on Form 10-KSB for the period
                 Corporation, dated November 13, 1987.                       ending December 31, 1998.

    10.1         Form of Agreement between Commonwealth Industries           Incorporated by reference to Exhibit I of the
                 Corporation, American Investors Corporation and Wayne       Company's Quarterly Report on 10-QSB for the period
                 E. Ahart regarding rights to purchase shares of the         ended September 30, 1994.
                 Company.

    10.2         Agreement dated December 21, 1990 between Registrant        Incorporated by reference to Exhibit I of the
                 and C. Donald Byrd granting Registrant right of first       Company's Quarterly Report on 10-QSB for the period
                 refusal as to future transfers of Mr. Byrd's shares of      ended March 31, 1996.
                 the Company's common stock.

    10.3         Office lease assumption and assignment agreement dated
                 September 1, 1998, between Brokers National Life            Incorporated by reference to Exhibit 10.9 of the
                 Assurance Company and Walgreen Company and Charles H.       Company's Annual Report on Form 10-KSB for the period
                 Morrison for premises in Austin.                            ending December 31, 1998.

    10.4         Sublease dated January 20, 2000 between Brokers             Incorporated by reference to Exhibit 10.10 of the
                 National Life Assurance Company and PRG, Inc.               Company's Annual Report on Form 10-KSB for the period
                                                                             ending December 31, 1998.



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

     16          Letter Re Change in Certifying Accountant.                  Incorporated by reference to Exhibit I of the
                                                                             Company's periodic Report on Form 8-K dated September
                                                                             14, 1995.

     22          Subsidiaries of Registrant.                                 Filed herewith.

    99.1         Certification of Chief Executive Officer                    Filed herewith

    99.2         Certification of Chief Financial Officer                    Filed herewith

(b) Reports on Form 8-K
The Company did not file reports on Form 8-K for the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.

                     BNL FINANCIAL CORPORATION

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


                 Signature                                         Title                                  Date


             /S/ Wayne E. Ahart                          Chairman of the Board, Director              03/31/2003
             ------------------
               Wayne E. Ahart
          (Principal Executive Officer)


             /S/ C. Donald Byrd                    Vice Chairman of the Board and Director            03/15/2003
            -------------------
               C. Donald Byrd


             /S/ Kenneth Tobey                            President and Director                      03/15/2003
            --------------------
               Kenneth Tobey


            /S/ Barry N. Shamas                  Executive Vice President, Treasurer and              03/31/2003
           ---------------------
              Barry N. Shamas               Director (Principal Financial and Accounting Officer)



               /S/ Hayden Fry                                                                          03/15/2003
              ---------------
                 Hayden Fry                                       Director


               /S/ John Greig                                                                          03/15/2003
               --------------
                 John Greig                                       Director


               /S/ Roy Keppy                                                                           03/15/2003
              ---------------
                 Roy Keppy                                        Director


           /S/ C. James McCormick                                                                      03/15/2003
          ------------------------
               C. James McCormick Director                        Director


            /S/ James A. Mullins                                                                       03/15/2003
           ----------------------
              James A. Mullins                                    Director


            /S/ Robert R. Rigler                                                                       03/15/2003
            ---------------------
              Robert R. Rigler                                    Director

          /S/ Stanley Schoelerman                                                                      03/15/2003
          ------------------------
            Stanley Schoelerman                                   Director


             /S/ Orville Sweet                                                                         03/15/2003
             -----------------
               Orville Sweet                                      Director


            /S/ Cecil Alexander                                                                        03/15/2003
            -------------------
              Cecil Alexander                                     Director


            /S/ Richard Barclay                                                                        03/15/2003
            -------------------
              Richard Barclay                                     Director


            /S/ Eugene A. Cernan                                                                       03/15/2003
            --------------------
              Eugene A. Cernan                                    Director


             /S/ Roy Ledbetter                                                                         03/15/2003
             ------------------
               Roy Ledbetter                                      Director


             /S/ John E. Miller                                                                        03/15/2003
             ------------------
               John E. Miller                                     Director


             /S/ Chris Schenkel                                                                        03/15/2003
             ------------------
               Chris Schenkel                                     Director

                                 Certifications

I, Wayne E. Ahart, certify that:

     1. I have reviewed this Annual report on Form 10-K of BNL Financial Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: March 30, 2003

      /s/ Wayne E. Ahart
     -----------------------
      Wayne E. Ahart
      Chairman of the Board

                                 Certifications

I, Barry N. Shamas, certify that:

     1. I have reviewed this Annual report on Form 10-K of BNL Financial Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: March 30, 2003

       /s/ Barry N. Shamas
      -----------------------
      Barry N. Shamas
      Executive V. P.

================================================================================




                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14 (a) AND 14 (d)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES

                                DES MOINES, IOWA

--------------------------------------------------------------------------------

Table of Contents

                                                                                                        Page Number of 2002
                                                                                                             Form 10-K
                                                                                                   ------------------------
Report of Independent Accountants on Financial Statements                                                       F-2

Consolidated Balance Sheet, December 31, 2002 and 2001                                                          F-3

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31,                  F-4
2002, 2001 and 2000

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2002,                F-5
2001 and 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000                       F-6

Notes to Consolidated Financial Statements                                                                      F-7

Item 14(d) - Schedule III, Condensed Financial Information of Registrant                                        F-19


--------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Report of Independent Accountants
--------------------------------------------------------------------------------


To the Board of Directors and Shareholders
BNL Financial Corporation and Subsidiaries

We have audited the consolidated financial statements of BNL Financial Corporation and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             /s/ Smith, Carney & Co., p.c.

Oklahoma City, Oklahoma                          SMITH, CARNEY & CO., p.c.
February 8, 2003

--------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                        ------------------------------------------
ASSETS                                                                                        2002                     2001
                                                                                        -----------------         ----------------
   Cash and cash equivalents                                                                $  5,660,879             $  1,726,746
   Investments in fixed maturities at fair value, Available for Sale  (amortized
     cost $2,348,098; $14,349,209; respectively)                                               2,524,142               14,331,818
   Investments in fixed maturities at amortized cost, Held to Maturity  (fair
     value $9,877,365; $0; respectively)                                                       9,771,071                        -
   Other long-term investments - (Note 4)                                                      1,497,407                1,357,407
   Investment in equity securities, at fair value
       (cost $175,626, $86,188, respectively)                                                    120,265                   47,449
                                                                                        -----------------          ---------------
               Total Investments, Including Cash and  Cash Equivalents                        19,573,764               17,463,420

   Accrued investment income                                                                     186,518                  224,100
   Furniture and equipment, net                                                                  462,843                  423,608
   Deferred policy acquisition costs                                                             251,340                  278,258
   Policy loans                                                                                  128,651                  115,652
   Receivable from reinsurer                                                                      32,236                   34,990
   Premiums due and unpaid                                                                       921,008                  786,345
   Income tax assets                                                                             322,000                  524,000
   Intangible assets                                                                             168,052                        -
   Other assets                                                                                   86,930                  323,483
                                                                                        -----------------          ---------------

               Total Assets                                                                  $22,133,342              $20,173,856
                                                                                        =================          ===============

LIABILITIES
   Liabilities for future policy benefits                                                     $1,544,772              $ 1,454,007
   Policy claims payable                                                                       2,357,549                2,446,935
   Annuity deposits                                                                            2,847,549                2,866,464
   Deferred annuity profits                                                                      478,058                  496,338
   Premium deposit funds                                                                          43,825                   61,987
   Supplementary contracts without life contingencies                                             89,707                   66,148
   Advanced and unallocated premium                                                              739,856                  798,790
   Commissions payable                                                                           445,468                  623,484
   Accrued taxes and expenses                                                                    621,413                  491,513
   Other liabilities                                                                             384,974                  349,477
                                                                                        -----------------          ---------------
               Total Liabilities                                                               9,553,171                9,655,143
                                                                                        -----------------          ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
   Contingent settlement expense                                                                       -                  575,000
   Contingent long-term liabilities                                                            4,269,404                4,269,404
                                                                                        -----------------          ---------------

                Total Commitments and Contingencies                                            4,269,404                4,844,404
                                                                                        -----------------          ---------------

SHAREHOLDERS' EQUITY
   Common stock, $.02 stated value, 45,000,000 shares authorized;
      23,419,647; 23,311,944 shares issued and outstanding, respectively                         468,393                  466,239
   Additional paid-in capital                                                                 14,366,816               14,313,000
   Accumulated other comprehensive income (loss)                                                 121,715                 (49,455)
   Accumulated deficit                                                                       (2,279,019)              (4,779,746)
   Contingent treasury stock 2,846,269 shares, (Note 6)                                      (4,269,404)              (4,269,404)
   Treasury stock, at cost, 301,205; 13,695 shares, respectively                                (97,734)                  (6,325)
                                                                                        -----------------          ---------------
               Total Shareholders' Equity                                                      8,310,767                5,674,309
                                                                                        -----------------          ---------------

               Total Liabilities and Shareholders' Equity                                    $22,133,342              $20,173,856
                                                                                        =================          ===============
------------------------------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of the consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Operations and Comprehensive Income For the years ended December 31, 2002, 2001, and 2000
--------------------------------------------------------------------------------

                                                                                         Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                         2002                     2001                   2000
                                                                   ------------------       -----------------       ----------------
Income
   Premium income                                                        $41,237,420             $38,463,464            $35,396,913
   Net investment income                                                   1,148,225               1,029,457                888,238
   Marketing fees (Note 4)                                                   143,619                  60,589                      -
   Realized gains (losses)                                                 (161,430)                  16,231              (102,421)
                                                                   ------------------       -----------------       ----------------


               Total Income                                               42,367,834              39,569,741             36,182,730
                                                                   ------------------       -----------------       ----------------

Expenses
   Increase (decrease) in liability for future policy benefits                93,518                  56,063               (85,852)
   Policy benefits and other insurance costs                              30,789,481              29,570,207             26,679,474
   Amortization of deferred policy acquisition costs                          26,918                  29,844                 44,084
   Litigation settlement expense (Note 6)                                          -                 575,000                      -
   Operating expenses                                                      7,249,662               6,525,350              5,726,013
   Taxes, other than on income                                             1,331,528               1,233,806              1,084,528
                                                                   ------------------       -----------------       ----------------

                Total Expenses                                            39,491,107              37,990,270             33,448,247
                                                                   ------------------       -----------------       ----------------

                Income from Operations before
                     Income Taxes                                          2,876,727               1,579,471              2,734,483

   Provision for income taxes (benefit)                                      376,000                 295,993              (710,000)
                                                                   ------------------       -----------------       ----------------

               Net Income                                                $ 2,500,727             $ 1,283,478            $ 3,444,483
                                                                   ==================       =================       ================

Net income per common share (basic and diluted)                                 $.12                   $0.06                  $0.15
                                                                   ==================       =================       ================

Weighted average number of fully
    paid common shares                                                    20,469,480              22,802,610             23,311,944
                                                                   ==================       =================       ================

               Net Income (as above)                                     $ 2,500,727             $ 1,283,478            $ 3,444,483
                                                                   ------------------       -----------------       ----------------


Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising during
           period                                                              9,741                 106,990                652,723
       Reclassification adjustment for gain (loss)
           included in net income                                            161,429                (16,230)                104,585
                                                                   ------------------       -----------------       ----------------

                Other Comprehensive Income                                   171,170                  90,760                757,308
                                                                   ------------------       -----------------       ----------------

                Comprehensive Income                                     $ 2,671,897             $ 1,374,238            $ 4,201,791
                                                                   ==================       =================       ================

------------------------------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of the consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Changes in
Shareholders' Equity For the years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                                Accumulated
                                                                Additional                         Other
                                       Common Stock               Paid-In       Accumulated     Comprehensive         Treasury
                                 Shares          Amount           Capital          Deficit          Income             Stock
                             --------------  -------------   --------------  -----------------  --------------    ---------------
Balance, December 31, 1999     23,311,944        $466,239      $14,308,230        $(9,507,707)     $(897,523)          $(64,105)
                             ==============  =============   ==============  =================  ==============    ===============

Accumulated other
     comprehensive income             -                 -                -                  -         757,308                 -

Net income                            -                 -                -           3,444,483             -                  -
                             --------------  -------------   --------------  -----------------  --------------    ---------------

Balance, December 31, 2000     23,311,944        $466,239      $14,308,230        $(6,063,224)      $(140,215)         $(64,105)
                             ==============  =============   ==============  =================  ==============    ===============


Accumulated other
     comprehensive income             -                 -                -                   -          90,760                -

Contingent treasury stock
      (See Note 6)                    -                 -                -                   -              -       (4,269,404)

Sale of treasury stock                -                 -            4,770                   -              -            57,780

Net Income                            -                 -                -            1,283,478             -                 -
                            --------------  -------------    --------------  ------------------  --------------   ---------------
Balance, December 31, 2001    23,311,944         $466,239       $14,313,000        $(4,779,746)       $(49,455)      $(4,275,729)
                            ==============  =============    ==============  ==================  ==============   ===============


Accumulated other
     comprehensive income             -                -                 -                    -        171,170                -

Sale of treasury  stock               -                -               523                    -             -             6,325

Purchase treasury stock               -                -                 -                    -             -           (97,734)

Stock options exercised          55,550            1,111            26,664                    -             -                 -

Sale of common stock             52,153            1,043            25,033                    -             -                 -

Stock options granted                 -                -             1,596                    -             -                 -

Net income                            -                -                 -            2,500,727             -                 -
                            --------------  -------------    --------------  -------------------  --------------   --------------

Balance, December 31, 2002    23,419,647        $468,393       $14,366,816          $(2,279,019)      $121,715       $(4,367,138)
                            ==============  =============    ==============  ===================  ==============   ===============


-----------------------------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of the consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                             Year Ended December 31,
                                                                       -------------------------------------------------------------
                                                                                 2002                 2001                   2000
                                                                       ---------------     ------------------     ------------------
Cash Flows from Operating Activities
     Net income                                                             $2,500,727             $1,283,478             $3,444,483
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Realized (gain) loss on investments                                161,429               (13,968)                104,585
            Realized (gain) loss on sale of furniture and equipment                  -                (2,263)                (2,163)
            Depreciation                                                       224,660                141,553                146,952
             (Increase) decrease in deferred tax asset                         202,000                243,000              (767,000)
            Amortization of deferred acquisition costs,
               organization costs and state licenses acquired                   32,733                 36,923                 44,084
            Accretion of bond discount                                           3,541                  1,135                  1,250
            Stock options granted                                                1,596                      -                      -
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                   37,582                 24,197               (54,960)
             (Increase) decrease in receivable from reinsurer                    2,754                (5,360)                 10,421
             (Increase) decrease in premiums due and unpaid                  (134,663)                160,430              (185,834)
             Increase (decrease) in liability for future policy benefits        90,765                 61,423               (96,273)
             Increase (decrease) in policy claims payable                     (89,386)                    585              (282,825)
             Increase (decrease) in annuity deposits and deferred profits     (37,195)                 87,959              (207,996)
             Decrease in premium deposit funds                                (18,162)               (39,504)               (17,212)
             Increase (decrease) in advanced and unallocated premium          (58,934)                142,175               (57,867)
             Increase (decrease) in commissions payable                      (178,016)                182,844                 29,737
             Increase (decrease) in contingent settlement expense liability  (575,000)                575,000                      -
             Other, decrease                                                   215,423                 79,962                138,889
                                                                    ------------------     ------------------     ------------------

                    Net Cash Provided by Operating Activities                2,381,854              2,959,569              2,248,271
                                                                    ------------------     ------------------     ------------------

Cash Flows from Investing Activities
     Proceeds from sales of investments                                        484,376                293,440                      -
     Proceeds from maturity or redemption - Available for Sale Investments   4,503,229             10,414,084              1,052,149
     Proceeds from maturity or redemption - Held to Maturity Investments     3,336,000                      -                      -
     Proceeds from sale of furniture and equipment                                   -                  7,171                  2,163
     Purchase of equity securities                                           (224,325)              (131,579)               (34,724)
     Purchase of furniture and equipment                                     (263,938)              (195,194)               (83,682)
     Purchase of fixed maturity securities, Available for Sale             (4,526,454)           (12,580,768)            (3,646,155)
     Purchase of fixed maturity securities, Held to Maturity               (1,603,133)                      -                      -
     Other Investments - Line of credit advanced                             (140,000)                      -                      -
                                                                    ------------------     ------------------     ------------------
                     Net Cash Provided (Used) in Investing Activities        1,565,755            (2,192,846)            (2,710,249)
                                                                    ------------------     ------------------     ------------------

Cash Flows from Financing Activities
     Sale of treasury stock                                                      6,848                 62,550                      -
     Purchase of treasury stock                                               (97,734)                      -                      -
     Net change in supplementary contracts                                      23,559               (35,343)               (24,825)
     Sale of common stock                                                       26,076                      -                      -
     Stock options exercised                                                    27,775                      -                      -
                                                                    ------------------     ------------------     ------------------
                      Net Cash Provided (Used) in Financing Activities        (13,476)                 27,207               (24,825)
                                                                    ------------------     ------------------     ------------------

                      Net (Increase) Decrease in Cash and Cash Equivalents   3,934,133                793,930              (486,803)

                      Cash and Cash Equivalents, Beginning of Period         1,726,746                932,816              1,419,619
                                                                    ------------------     ------------------     ------------------

                      Cash and Cash Equivalents, End of Period              $5,660,879             $1,726,746              $ 932,816
                                                                    ==================     ==================     ==================

-----------------------------------------------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of the consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  Summary of Significant Accounting Policies

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

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The Company's plan is to utilize dental insurance to attract agents who will market other BNLAC products along with dental. The significant premium growth is primarily due to an increase in sales of dental insurance for which the maximum annual risk per policy is $1,500. See Note 10. The Company is licensed to sell in 33 states as of December 31, 2002. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

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

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which were revised in the year 2000 to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 6.0% to 4.0% during 2002 and 2001.

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

Before September 30, the Company classified all of its fixed maturity investments as investments available for sale. Such securities may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security's prepayment risk, the Company's liquidity needs, and similar factors, including the Company's asset/liability management strategy. Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities classified as available for sale are recorded as a component of comprehensive income.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
1.       Summary of Significant Accounting Policies (continued)

Effective September 30, 2002, the Company elected to bifurcate its portfolio and change its accounting treatment for approximately $11.6 million of debt securities in its investment portfolio in accordance with SFAS No. 115. These securities, formerly accounted for as available for sale and reflected in the financial statements at market value, will be accounted for as held to maturity. This classification change reflects management's intent and ability to hold this block of securities, and other securities purchased subsequently and so designated, to their maturity. This reclassification requires the Company to report the bond's value on September 30, 2002 at fair market value at the date of reclassification. New purchases designated by management as part of the held to maturity portfolio will be presented on the financial statements at amortized book value and, therefore, unlike the available for sale portfolio, no adjustments to surplus will be made as bond values change. The election to change the method of accounting had no material effect on the financial statements of the Company in 2002 but could have a material effect in the future since surplus will not be adjusted as described above.

Realized gains or losses on sale of all investments are determined on a specific identification basis. Investments in equity securities are carried at fair value.

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flow disclosures, there has been no material interest paid for 2002, 2001 or 2000. The Company made cash payments for income taxes of $173,472, $68,993 and $41,000 in 2002, 2001 and 2000, respectively.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $544,294 and $346,774 at December 31, 2002 and 2001, respectively. Depreciation expense was $224,660, $141,553 and $146,952 for the years ended December 31, 2001, 2000 and 1999, respectively.

Other assets include agents' balances of $28,420 and $43,082 at December 31, 2002 and 2001, respectively, after reduction for allowance of doubtful accounts. The allowance account had expense recorded of $5,562 in 2002, a $8,900 credit recorded during the same period in 2001 and $8,200 of expense for the year ended December 31, 2000.

The Company adopted Statement #142 of the Financial Accounting Standards Board in the first quarter of 2002, as is required. The adoption had no material effect on the financial statements of the Company. The new accounting rule changes the methods of accounting for intangible assets, which generally were amortized over 40 years under previous rules. The new standard requires that intangible assets be separately presented on the face of the Balance Sheet and be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired. As indicated on the face of the Balance Sheet, the Company has intangible assets of $168,052. These assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. Amortization expense of approximately $5,800, $7,100, and $3,109 was recorded for each of the years ended December 31, 2002, 2001 and 2000, respectively. The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan and the 2002 nondirector, nonexecutive stock option plan using the fair value method as required by SFAS No. 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See Note 9.

Net gain per share is based on net gain divided by the weighted average number of shares. The weighted average number of shares was reduced for the contingent treasury shares described in Note 6.

2.  Shareholders' Equity

At December 31, 2002 and 2001, shareholders' equity includes approximately $11,788,781 and $9,199,685, respectively, of BNLAC net assets. The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year.
                                      F-8

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.  Shareholders' Equity (continued)

BNLAC reports to state regulatory authorities on a statutory accounting basis that differs from the basis used herein. Due to an Arkansas regulatory requirement associated with the redomestication in 1994, BNLAC must maintain a minimum of $2,300,000 in capital and surplus. Additionally, each state in which BNLAC is licensed has statutory minimum capital requirements required for maintaining its license to sell. Minimum capital and surplus requirements vary from $300,000 to as much as $5,000,000 in the states in which BNLAC is licensed.

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

Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                                                                          December 31,
                                                                  ---------------------------------------------------------------
                                                                       2002                   2001                   2000
                                                                  ----------------     -------------------    -------------------

              Capital and Surplus                                   $10,716,560            $7,858,222             $7,003,585
                                                                    ===========            ==========             ==========

              Net Income                                            $ 2,599,946            $1,443,426             $2,853,930
                                                                    ===========            ==========             ==========

The following is a reconciliation of consolidated net income and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

                                              December 31, 2002               December 31, 2001              December 31, 2000
                                         -----------------------------  ------------------------------  ----------------------------
                                            Income       Capital and       Income        Capital and       Income      Capital and
                                                           Surplus                         Surplus                       Surplus
                                         --------------  -------------  -------------   --------------  -------------  -------------
Consolidated reporting under
  generally accepted accounting principles  $2,500,727    $ 8,310,767     $1,283,478       $5,674,308     $3,444,483     $8,506,925
Attributable to Parent Company and BNL
  Equity                                        81,348    (3,478,014)         57,013      (3,525,377)        123,143        620,681
                                         --------------  -------------  -------------   --------------  -------------  -------------

Brokers National Life Assurance Company      2,419,379     11,788,781      1,226,465        9,199,685      3,321,340      7,886,244

Deferred acquisition costs                      26,908      (251,339)         30,399        (278,260)         44,083      (308,101)
Reserve and premium adjustments                 23,800         48,318         30,884           44,636       (60,502)         40,799
Interest maintenance reserve/AVR                 7,769      (322,711)         17,113        (330,480)         20,604      (395,843)
Unrealized appreciation of securities              -         (53,321)             -            64,254             -         127,854
Annuity deposits and related adjustments      (18,280)        577,258         14,808          580,495       (30,377)        541,979
Income tax credit                              129,000       (96,000)        260,000         (38,000)      (548,000)      (548,000)
Other                                           11,369      (974,426)      (136,243)      (1,384,108)        106,782      (341,347)
                                         --------------  -------------  -------------   --------------  -------------  -------------

   BNLAC Statutory Basis                    $2,599,945    $10,716,560     $1,443,426       $7,858,222     $2,853,930     $7,003,585
                                         ==============  =============  =============   ==============  =============  =============

3.  Income Taxes

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

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.  Income Taxes (continued)

At December 31, 2002 and 2001, respectively, the Company had gross deferred tax assets of $1,080,000 and $2,450,000 with corresponding valuation allowances of $758,000 and $1,926,000 resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The resulting net deferred tax asset is $322,000 and $524,000 at December 31, 2002 and 2001, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision (benefit) for income tax is as follows:

                                                        2002                   2001                  2000
                                                 -------------------    -------------------    ------------------
Current tax provisions                                    $ 174,000               $ 52,993              $ 57,000
Deferred tax (provision) benefit                            202,000                243,000             (767,000)
                                                 -------------------    -------------------    ------------------


Total income tax provision (benefit)                       $376,000               $295,993            $(710,000)
                                                 ===================    ===================    ==================


The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                    2002                 2001                    2000
                                                          -------------------     --------------------    --------------------

Book income before tax                                            $2,876,727               $1,579,471             $ 2,734,483
                                                          ===================     ====================    ====================


Income tax computed at statutory rate (34%)                        $ 978,088                $ 537,020              $  929,724
Valuation allowance for AMT credit                                    56,000                   52,993                  57,000
Revision of valuation allowance                                    (169,045)                 (25,510)             (1,231,862)
Rate differential                                                  (489,043)                (268,510)               (464,862)
                                                          -------------------     --------------------    --------------------


Total income tax provision (benefit)                               $ 376,000                $ 295,993             $ (710,000)
                                                          ===================     ====================    ====================


The Company has net operating loss carry forwards for income tax purposes at December 31, 2002 as follows:

                               Expiring
                        ---------------------     ---------------
                                        2003            $ 99,275
                                        2004              24,065
                                        2005              72,992
                                        2006             545,898
                                        2007             286,096
                                        2008             202,779
                                        2009             162,019
                                        2010             185,160
                                        2011             124,464
                                        2012             385,074
                                        2018             347,054
                                        2019             130,716
                                        2020              65,199
                                        2021              67,492
                                                 ----------------

                                                      $2,698,283
                                                 ================

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated "Held to Maturity"
(Note 1)                                                                       Gross            Gross           Estimated
                                                        Amortized Cost      Unrealized        Unrealized      Market Value
December 31, 2002                                                              Gains            Losses
-----------------                                       ---------------    --------------    -------------    --------------

US Treasury securities and obligations of
   US government corporations and agencies                 $ 5,766,990          $110,624          $ 4,464        $5,873,150
Obligations of states and political subdivisions               317,857             1,355              562           318,650
Corporate securities                                         1,705,908            44,378            8,886         1,741,400
Mortgage-backed securities
   GNMA                                                      1,980,316             3,409           39,560         1,944,165
                                                        ---------------    --------------    -------------    --------------

Totals                                                      $9,771,071          $159,766          $53,472        $9,877,365
                                                        ===============    ==============    =============    ==============



Portfolio Designated "Available for Sale"
(Note 1)                                                                       Gross            Gross           Estimated
                                                        Amortized Cost      Unrealized        Unrealized      Market Value
December 31, 2002                                                              Gains            Losses
-----------------
                                                        ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
   US government corporations and agencies                   $ 896,510          $256,371            $  18        $1,152,863
Obligations of states and political subdivisions                     -                 -                -                 -
Corporate securities                                         1,045,506             2,460           82,036           965,930
Public utility bonds                                           406,082             4,499            5,232           405,349
                                                        ---------------    --------------    -------------    --------------

Totals                                                      $2,348,098          $263,330          $87,286        $2,524,142
                                                        ===============    ==============    =============    ==============

December 31, 2001
-----------------
US Treasury securities and obligations of
   US government corporations and agencies                 $ 9,900,784          $203,083       $(162,882)       $ 9,940,985
Obligations of states and political subdivisions               298,196            11,804                -           310,000
Corporate securities                                         3,256,735               756         (45,066)         3,212,425
Mortgage-backed securities
   GNMA                                                        493,140                 -         (21,232)           471,908
Public utility bonds                                           400,354             4,896          (8,750)           396,500
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $14,349,209          $220,539       $(237,930)       $14,331,818
                                                        ===============    ==============    =============    ==============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.  Investments (continued)

                                                      Held to Maturity                              Available for Sale
                                          -------------------------------------         ---------------------------------------
                                                      December 31, 2002                              December 31, 2002
                                          -------------------------------------         ---------------------------------------

                                           Amortized Cost         Estimated                                       Estimated
                                                                 Market Value           Amortized Cost           Market Value
                                           ---------------     ----------------         ----------------      ------------------
Due in one year or less                            $    -              $     -                  $     -                 $     -
Due after one year through five years             209,740              208,600                        -                       -
Due after five years through ten years          2,094,139            2,159,150                  295,758                 299,180
Due after ten years                             5,486,875            5,565,450                2,052,340               2,224,963
                                           ---------------     ----------------         ----------------      ------------------

                                                7,790,754            7,933,200                2,348,098               2,524,143

Mortgage-backed securities                      1,980,317            1,944,164                        -                       -
                                           ---------------     ----------------         ----------------      ------------------


                                               $9,771,071           $9,877,364               $2,348,098              $2,524,143
                                           ===============     ================         ================      ==================

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2002, 2001 and 2000 were $8,323,605, 10,707,524 and $1,052,149, respectively. Gross gains were $17,725,
$14,472 and $1,220 and gross losses were $70, $504 and $105,804 as of December 31, 2002, 2001 and 2000, respectively. Losses recognized in 2002 due to permanent impairment of value in fixed maturity and equity securities were $179,084.

Investment in equity securities at December 31, 2002 and 2001 represents common stock investments as follows:

                                          2002                               2001
                             -------------------------------    -------------------------------
                                                  Market                          Market Value
                                 Cost             Value             Cost
                             -------------     -------------    -------------     -------------
Banks, trusts and
     insurance companies          $ 2,423            $  685          $68,790           $31,929

Industrial, savings
     and loans and other          173,203           119,580           17,398            15,520
                             -------------     -------------    -------------     -------------

                                 $175,626          $120,265          $86,188           $47,449
                             =============     =============    =============     =============

Net investment income for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                     2002                    2001                    2000
                                              -------------------    ---------------------    -------------------
Interest on debt securities and
     cash investments                                 $1,180,356               $1,061,759               $908,487

Dividends on equity securities                                20                    -                        -
                                              -------------------    ---------------------    -------------------

                                                       1,180,376                1,061,759                908,487
Investment expenses                                     (32,151)                 (32,302)               (20,249)
                                              -------------------    ---------------------    -------------------

Net Investment Income                                 $1,148,225               $1,029,457               $888,238
                                              ===================    =====================    ===================

                                      F-12

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.  Investments (continued)

Net realized gains and losses are summarized below:

                                                                      2002                    2001                     2000
                                                               -------------------    ---------------------    ---------------------
                     Debt securities                                  $ (100,746)                  $ 3,558                 $  1,120
                     Equity securities                                   (60,683)                   10,410                (105,705)
                     Fixed assets                                               -                    2,263                    2,164
                                                               -------------------    ---------------------    ---------------------

                                                                      $ (161,429)                  $16,231               $(102,421)
                                                               ===================    =====================    =====================

Other long-term investments of $1,497,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLE receives a marketing fee from EBI under a related marketing agreement. As part of the agreement, BNLAC agreed to pledge $335,000 of bonds as guarantor for an operating line of credit from BankOne for EPSI through October 15, 2002.

Other long-term investments also include an operating line of credit agreement with an advanced amount of $140,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004 that replaced the one with BankOne. The line of credit is at prime, 4.75%, with interest payable monthly to BNLAC.

Investment in equity securities at December 31, 2001 included an investment of $8,104 in call options on common stock held for trading purposes. The options expired in January 2002 for a realized loss of $8,104.

The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments with staggered maturity dates. The Company does not hedge investment risk through the use of derivative financial instruments. The market value of the Company's investments in debt instruments varies with changes in interest rates. A significant increase in interest rates could cause decreases in the market values of investments and have a negative effect on comprehensive income and capital.

5.  Fair Value of Financial Instruments

                                                                      2002                                     2001
                                                        ---------------- ----------------        ---------------- ----------------
                                                           Carrying           Fair                  Carrying           Fair
Assets                                                      Amount            Value                  Amount            Value
------
                                                        ---------------- ----------------        ---------------- ----------------
Cash and Cash Equivalents
       (Note 1)                                             $ 5,660,879      $ 5,660,879    (a)      $ 1,726,746      $ 1,726,746(a)
Investments-fixed maturity, available for sale
       (Note 4 & Note 1)                                      2,524,142        2,524,142    (b)       14,331,818       14,331,818(b)
Investments-fixed maturity, held to maturity
       (Note 4 & Note 1)                                      9,771,071        9,877,365    (b)               -                - (b)
Investments -equity securities
       (Note 4 & Note 1)                                        120,265          120,265    (b)           47,449           47,449(b)
Notes receivable (Note 4)                                     1,497,407        1,497,407    (a)        1,357,407        1,357,407(a)
Other financial instruments-Assets                              375,825          375,825    (a)          417,824          417,824(a)
                                                        ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                          $19,949,589      $20,055,883             $17,881,244      $17,881,244
                                                        ================ ================        ================ ================

-----------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------------------------------------------------------------

5.  Fair Value of Financial Instruments (continued)

                                                                      2002                                     2001
                                                        ----------------------------------       ---------------------------------
                                                           Carrying           Fair                  Carrying           Fair
                                                            Amount            Value                  Amount            Value
                                                        ---------------- ----------------        ---------------- ----------------
Liabilities
-----------
Premium deposit funds                                         $  43,825        $  43,825    (a)        $  61,987        $  61,987(a)
Supplementary contracts without life contingencies
       (Note 1)                                                  89,707           89,707    (a)           66,148           66,148(a)
Annuity deposits
       (Note 1)                                               2,847,549        2,847,549    (a)        2,866,464        2,866,464(a)
                                                        ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                      $2,981,081       $2,981,081              $2,994,599       $2,994,599
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

6.  Commitments and Contingencies and Supplemental Cash Flow Information

On November 5, 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain Officers of the Company, in Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner January 28, 2002, was subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. As of December 31, 2002, all requisite approvals have been received and redemption of the stock will begin in 2003.

As part of the settlement agreement, the Company will issue and exchange its Bonds in the principal amount of $1.50 for each share of common stock of BNL owned by the members of the Class. The Bonds will be for a term of twelve years, effective December 15, 2002, with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL and will impact earnings per share to the extent of $.013 per share. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds shall be fully callable and redeemable at par at any time by BNL.

The Company has reflected the settlement provisions in the December 31, 2002 and 2001 financial statements as recorded contingencies since bonds have not been issued. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement included a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses which was paid in December 2002.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:


                                           2003                        $ 247,000
                                           2004                          229,000
                                           2005                          147,000
                                           2006                           13,000
                                                                  --------------

                                           Total                       $ 636,000
                                                                  ==============



Related lease cost incurred for the years ended December 31, 2002, 2001 and 2000 was $226,769, $225,470 and $218,301, respectively.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.  Commitments  and   Contingencies  and  Supplemental  Cash  Flow  Information
    (continued)

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts. Cash deposits in excess of federally insured limits are approximately $2,007,237 at December 31, 2002.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7.  Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.



                                        --------------           --------------
                                             2002                     2001
                                        --------------           --------------
Balance at January 1                       $ 2,446,935              $ 2,446,350
   less reinsurance recoverable                   -                        -
                                        --------------           --------------
Net Balance at January 1                     2,446,935                2,446,350
                                        --------------           --------------


Incurred related to:
   Current year                             26,064,729               24,975,905
   Prior years                                (97,979)                (143,953)
                                        --------------           --------------
Total Incurred                              25,966,750               24,831,952
                                        --------------           --------------

Paid related to:
   Current year                             23,707,180               22,528,970
   Prior years                               2,348,956                2,302,397
                                        --------------           --------------
Total Paid                                  26,056,136               24,831,367
                                        --------------           --------------

Net Balance at December 31                   2,357,549                2,446,935
   Plus reinsurance recoverable                     -                        -
                                        --------------           --------------
Balance at December 31                     $ 2,357,549              $ 2,446,935
                                        ==============           ==============

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

Prior to October 31, 2002, the Company reinsured 100% of its Accidental Death and Dismemberment insurance under a quota share reinsurance contract with TIG. TIG is rated "B++" Superior. Effective November 1, 2002, the Company entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America. Hannover Life Reassurance Company of America accepts 90% of the risk. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company in 2001.

BNLAC's Accidental Death Benefit riders are reinsured 100% through a Bulk ADB reinsurance agreement with Business Men's Assurance Company. Business Men's Assurance Company was rated "A" (Excellent) by AM Best Company for 2001.

All other BNLAC life insurance products in excess of $35,000 are reinsured with BMA under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.  Reinsurance (continued)

BNLAC's Group Life and AD&D insurance are reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company for 2001.

Following is a summary of reinsurance for December 31, 2002 and 2001:

                                                                                                                      Percentage
                                                                Ceded To       Assumed From                           Of Amount
                                            Gross Amount         Other             Other           Net Amounts        Assumed To
December 31, 2002                                              Companies         Companies                               Net
-----------------                           -------------     ---------------    -------------    --------------     --------------

Life insurance in force  (in thousands)         $  37,046         $ 11,443          $ -               $  25,603          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 392,709         $ 42,269          $ -               $ 350,440          0.0%
Premiums-accident and health                   40,547,310           18,669            -              40,528,641          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $40,940,019         $ 60,938          $ -             $40,879,081          0.0%
                                           ===============    =============    ==============     ==============     =============

December 31, 2001
-----------------
Life insurance in force  (in thousands)         $  34,515          $ 9,098          $ -               $  25,417          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 409,631         $ 41,574          $ -               $ 368,057          0.0%
Premiums-accident and health                   38,014,998           12,881            -              38,002,117          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $38,424,629         $ 54,455          $ -             $38,370,174          0.0%
                                           ===============    =============    ==============     ==============     =============

December 31, 2000
-----------------
Life insurance in force  (in thousands)         $  28,127          $ 7,722          $ -               $  20,405          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 292,961         $(3,102)          $ -               $ 296,063          0.0%
Premiums-accident and health                   34,904,579           22,723            -              34,881,856          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $35,197,540          $19,621          $ -             $35,177,919          0.0%
                                           ===============    =============    ==============     ==============     =============


9.  Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares have been authorized by the Board of Directors, including 500,000 shares in November 1997, 500,000 shares in March 2000, and 750,000 in June 2001. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2002, 2001 and 2000, the Company granted 154,855, 119,525 and 184,575 stock options, respectively, with an exercise price of $.75 per share for those granted in 2002 and $.50 per share for those granted in prior years. There were 968,330 stock options outstanding at December 31, 2002. During 2002, 55,550 options were exercised. Under the fair value method, total compensation recognized for grant of stock options was $1,596. The fair value of options granted is estimated at $1,596, $800 and $1,200 in 2002, 2001 and 2000, respectively. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 3.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is ..938 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.  Benefit Plans for Certain Brokers/Agents and Employees (continued)

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. The life company subsidiary bears its prorata share of the bonus expense based on its pre-tax statutory profits. Bonus expense was $287,673 and $144,662 under this plan for 2002 and 2001, respectively.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. During 2002, the Company granted 55,900 options with an exercise price of $.50. The fair value of options granted is estimated at $10,940 in 2002. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 10.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is
9.88 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

 The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000, $51,674 and $100,000 were granted in 2002, 2001 and 2000, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $32,565, $0 and $0 in 2001, 2000 and 1999, respectively.

10.  Concentrations

The majority of the Company's premium income growth and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1. The Company has no distinctly reportable business segments.

11.  Change in Accounting Estimate

In 2002 management evaluated the balances of certain potential liabilities that were originally recorded on a contingent basis. It was determined that the remaining amounts, approximately $195,000 of liability, were owed to sales agents who never contracted to sell for the company and the possibility is remote any claim will be made for the back commissions. Accordingly, the liability was reduced by this amount and 2002 commission expense reduced by a like amount.

Based on claims experience in 2002 and 2001, the estimate of claims liability at December 31, 2001 and 2000 was overstated by approximately $98,000 and $145,000, respectively. The over estimate of this liability has contributed a corresponding decrease in claims expense in 2002 and 2001.

In 2000, the Company revised the estimated valuation allowances against its deferred tax asset. See Note 3.

12.  Subsequent Events

In 2002, the Board of Directors approved a dividend of $1,138,400 to be paid by BNLAC to the Company to be used for redemption of company stock and/or bonds on terms to be determined by the Board of Directors in the future.

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

13.  Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

                                                                                               Quarter Ended
                                                    ----------------------------------------------------------------------------
                                                        March 31             June 30           September 30       December 31
                                                    ------------------  -------------------  -----------------  ----------------
2002
Premium Income                                            $10,099,707          $10,180,891        $10,443,117      $ 10,513,705
Net Investment Income                                         292,021              306,582            299,162           250,460
Marketing Fees                                                 36,639               37,517             37,389            32,075
Realized Gains (Losses)                                       (2,329)             (41,988)           (95,961)          (21,151)
Expenses                                                  (9,895,345)         (10,008,187)       (10,123,025)       (9,840,550)
                                                    ------------------  -------------------  -----------------  ----------------

Net Income                                                  $ 530,693            $ 474,815          $ 560,682        $  934,539
                                                    ==================  ===================  =================  ================

Earnings Per Share (Basic and Diluted)                       $   0.03             $   0.02           $   0.03          $   0.04
                                                    ==================  ===================  =================  ================

Comprehensive Income (Loss)                                $  482,128            $ 479,782          $ 555,726        $1,154,262
                                                    ==================  ===================  =================  ================


2001
Premium Income                                             $9,497,093           $9,333,401         $9,675,834        $9,957,136
Net Investment Income                                         247,658              248,820            270,399           262,580
Marketing Fees                                                      -                    -             22,989            37,600
Realized Gains (Losses)                                           679               10,964              1,314             3,274
Expenses                                                  (9,040,238)          (9,424,414)       (10,167,970)       (9,653,641)
                                                    ------------------  -------------------  -----------------  ----------------

Net Income (Loss)                                          $  705,192           $  168,771        $ (197,434)         $ 606,949
                                                    ==================  ===================  =================  ================



Earnings Per Share (Basic and Diluted)                      $    0.03            $    0.01         $   (0.01)          $   0.02
                                                    ==================  ===================  =================  ================

Comprehensive Income (Loss)                                $  865,116           $  228,244        $  (53,606)         $ 334,484
                                                    ==================  ===================  =================  ================

        Item 14(d) - Schedule III, Condensed Financial Information of Registrant

                    BNL Financial Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                                 Balance Sheets

                                                                  2002                 2001
                                                            ------------------  -------------------
Assets
Cash and cash equivalents                                           $  26,240            $  20,693
Investments, at fair value                                             99,500               98,750
Investment in equity securities, at fair value                            680                  686
                                                            ------------------  -------------------

            Total Investments, Including Cash and Cash
                 Equivalents                                          126,420              120,129

Accrued investment income                                               1,449                1,463
Furniture and equipment, net                                                -                   42
 Investment in Unconsolidated Subsidiaries and
     Affiliates, at equity (eliminated in consolidated
     statements)                                                   12,307,479            9,492,444
Income tax asset                                                      163,000              236,000
Other assets                                                           98,112               99,045
                                                            ------------------  -------------------

                  Total Assets                                   $ 12,696,460           $9,949,123
                                                            ==================  ===================

Liabilities
Contingent long-term liabilities                                   $4,269,404           $4,269,404
    Other liabilities                                                  18,555                5,408
                                                            ------------------  -------------------

                Total Liabilities                                   4,287,959            4,274,812
                                                            ------------------  -------------------

Shareholders' Equity
    Common stock, $.02 stated value, 45,000,000 shares
       authorized; 23,419,647,  23,311,944 shares
     issued and outstanding , respectively                            468,393              466,239
    Additional paid-in capital                                     14,366,816           14,313,000
    Retained earnings                                             (2,279,019)          (4,779,745)
    Contingent treasury stock 2,846,269 shares,                   (4,269,404)          (4,269,404)
    Treasury stock, at cost, 0; 13,695 shares,
         respectively                                                       -              (6,325)
    Unrealized appreciation (depreciation) of securities              121,715             (49,454)
                                                            ------------------  -------------------
                         Total Shareholders' Equity                 8,408,501            5,674,311
                                                            ------------------  -------------------

                         Total Liabilities and
                           Shareholders' Equity                    $12,696,460           $9,949,123
                                                            ==================  ===================

    Item 14(d) - Schedule III, Condensed Financial Information of Registrant

                    BNL Financial Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                             Statement of Operations


                                                                      2002                2001                2000
                                                            ------------------  -------------------  -----------------
Income
    Net investment income                                            $  6,229             $  6,768           $  6,986
    Realized gains (losses)                                                 -                2,608           (55,060)
                                                            ------------------  -------------------  -----------------
                Total Income                                            6,229                9,376           (48,074)
                                                            ------------------  -------------------  -----------------

Expenses
    General and administrative                                         65,148               68,907             58,554
     Interest on bonds payable                                         11,930                    -                  -
                                                            ------------------  -------------------  -----------------

                 Total Expenses                                        77,078               68,907             58,554
                                                            ------------------  -------------------  -----------------

     Income (loss) from operations before income taxes               (70,849)             (59,531)          (106,628)
     Provision for income taxes (benefit)                              73,000             (17,000)          (219,000)
                                                            ------------------  -------------------  -----------------

     Net income (loss) before equity in undistributed
          income of subsidiaries                                    (143,849)             (42,531)            112,372
      Equity in undistributed income of subsidiaries                2,644,576            1,326,009          3,332,111
                                                            ------------------  -------------------  -----------------

                   Net Income                                      $2,500,727           $1,283,478        $ 3,444,483
                                                            ==================  ===================  =================

 Net Income Per Common Share (Basic and Diluted)                     $    .12             $    .06           $   0.15
                                                            ==================  ===================  =================

                   BNL Financial Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                            Statements of Cash Flows

                                                                   2002                2001                2000
                                                            ------------------  -------------------  -----------------
Cash Flows from Operating Activities
      Net income                                                   $2,500,727           $1,283,478         $3,444,483
         Adjustments to compute cash provided by
            operating activities:                                 (2,502,028)          (1,326,469)        (3,454,781)
                                                            ------------------  -------------------  -----------------
               Net Cash Provided (Used) by Operating
                  Activities                                          (1,301)             (42,991)           (10,298)
                                                            ------------------  -------------------  -----------------

Cash Flows from Investing Activities
      Proceeds from maturity or redemption of
          investments                                                       -                    -              1,220
      Proceeds from sale of furniture and equipment                         -                2,608              1,600
                                                            ------------------  -------------------  -----------------
               Net Cash Provided by Investing Activities                    -                2,608              2,820
                                                            ------------------  -------------------  -----------------

Cash Flows from Financing Activities
      Sale of treasury stock                                            6,848               57,780                  -
                                                            ------------------  -------------------  -----------------
               Net Cash Provided by Financing Activities                6,848               57,780                  -
                                                            ------------------  -------------------  -----------------
               Net Increase (Decrease) in Cash and Cash
                   Equivalents                                          5,547               17,397            (7,478)

               Cash and Cash Equivalents, Beginning of
                  Period                                               20,693                3,296             10,774
                                                            ------------------  -------------------  -----------------

               Cash and Cash Equivalents, End of Period             $  26,240            $  20,693           $  3,296
                                                            ==================  ===================  =================
                                      F-20

================================================================================


                                                                 Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350

In connection with the accompanying report on Form 10K for the period ending December 31, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Wayne E. Ahart
-----------------------

Wayne E. Ahart
Chief Executive Officer
March 31, 2003
                                                                   Exhibit 99.2

                     CERTIFICATION OF CHIEF FINANCE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350

In connection with the accompanying report on Form 10K for the period ending December 31, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
March 30, 2003