Form 10-Q
period 2003-03-31
BNL FINANCIAL CORP
filed 2003-05-15
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

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

As of March 31, 2003, the Registrant had 20,255,795 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2003 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2002 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the year then ended (not presented herein); and in our report dated February 8, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.






Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
May 15, 2003



------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                                     March 31,              December 31,
                                                                                 2003 (Unaudited)          2002 (Audited)
                                                                                --------------------     -------------------
Cash and cash equivalents                                                                $6,893,512             $ 5,660,879
Investment in fixed maturities, at fair value Available for Sale (amortized
  cost  $2,349,080, $2,348,098, respectively)                                             2,609,666               2,524,142
Investment in fixed maturities, at amortized cost, Held to Maturity (fair
  value $9,148,434;  $9,877,365, respectively)                                            8,903,948               9,771,071
Other long-term investments                                                               1,527,407               1,497,407
 Investment in equity securities  (cost $175,626; $175,626, respectively)                   128,766                 120,265
                                                                                --------------------     -------------------
               Total Investments, Including Cash and
                     Cash Equivalents                                                    20,063,299              19,573,764

Accrued investment income                                                                   166,857                 186,518
Furniture and equipment, net                                                                437,953                 462,843
Deferred policy acquisition costs                                                           246,632                 251,340
Policy loans                                                                                143,172                 128,651
Receivable from reinsurer                                                                    32,236                  32,236
Premiums due and unpaid                                                                     862,046                 921,008
Income tax assets                                                                           293,000                 322,000
Intangible assets                                                                           165,923                 168,052
Other assets                                                                                 82,647                  86,930
                                                                                --------------------     -------------------

               Total Assets                                                             $22,493,765             $22,133,342
                                                                                ====================     ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 1,598,899             $ 1,544,772
   Policy claims payable                                                                  2,322,285               2,357,549
   Annuity deposits                                                                       2,849,596               2,847,549
   Deferred annuity profits                                                                 475,730                 478,058
   Premium deposit funds                                                                     42,364                  43,825
   Supplementary contracts without life contingencies                                        78,459                  89,707
   Advanced and unallocated premium                                                         342,181                 739,856
   Commissions payable                                                                      481,233                 445,468
   Accrued taxes and expenses                                                               691,022                 621,413
   Other liabilities                                                                        402,158                 384,974
                                                                                --------------------     -------------------
                              Total Liabilities                                           9,283,927               9,553,171
                                                                                --------------------     -------------------

COMMITMENTS AND CONTINGENCIES
   Contingent long-term liabilities                                                       4,269,404               4,269,404
                                                                                --------------------     -------------------
          Total Commitments and Contingencies                                             4,269,404               4,269,404
                                                                                --------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares authorized, 23,461,300;
    23,419,647 shares issued and outstanding, respectively                                  469,225                 468,393
   Additional paid-in capital                                                            14,384,198              14,366,816
   Accumulated other comprehensive income (loss)                                            186,806                 121,715
   Accumulated deficit                                                                  (1,690,130)             (2,279,019)
   Contingent Treasury stock, 2,846,269 shares                                          (4,269,404)             (4,269,404)
   Treasury stock, at cost; 359,236; 301,205 shares respectively                          (140,261)                (97,734)
                                                                                --------------------     -------------------
               Total Shareholders' Equity                                                 8,940,434               8,310,767
                                                                                --------------------     -------------------


               Total Liabilities and Shareholders' Equity                               $22,493,765             $22,133,342
                                                                                ====================     ===================


--------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)

-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                                   March 31
                                                                                -------------------------------------------
                                                                                      2003                      2002
                                                                                  (Unaudited)               (Unaudited)
                                                                                -----------------         -----------------
Income:
   Premium income                                                                   $ 10,351,344               $10,099,707
   Net investment income                                                                 242,874                   292,021
   Marketing fees                                                                         32,333                    36,639
   Realized gains (loss)                                                                 (1,295)                   (2,329)
                                                                                -----------------         -----------------

               Total Income                                                           10,625,256                10,426,038
                                                                                -----------------         -----------------


Expenses:
   Increase in liability for future policy benefits                                       54,127                     6,868
   Policy benefits and other insurance costs                                           7,558,172                 7,736,477
   Amortization of deferred policy acquisition costs                                       4,708                     5,778
   Operating expenses                                                                  1,840,338                 1,726,767
   Taxes, other than on income                                                           376,772                   346,666
                                                                                -----------------         -----------------

                Total Expenses                                                         9,834,117                 9,822,556
                                                                                -----------------         -----------------


                Income from Operations before
                     Income Taxes                                                        791,139                   603,482

   Provision for income taxes                                                            202,250                    72,789
                                                                                -----------------         -----------------


               Net Income                                                              $ 588,889                 $ 530,693
                                                                                =================         =================


Net income (loss) per common share (basic and diluted)                                     $0.03                     $0.03
                                                                                =================         =================


Weighted average number of fully
      paid common shares                                                              20,259,890                20,451,980
                                                                                =================         =================


Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising during                                 $ 63,796                $ (50,894)
           period
       Reclassification adjustment for gain (loss) included
           in net income                                                                   1,295                     2,329
                                                                                -----------------         -----------------

                Other Comprehensive Income (Loss)                                         65,091                  (48,565)
                                                                                -----------------         -----------------


                Comprehensive Income                                                   $ 653,980                 $ 482,128
                                                                                =================         =================



-------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)
                                       4


------------------------------------------------------------------------------------------------------------------------------------

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                        -------------------------------------
                                                                                              2003                2002
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                                $ 588,889           $ 530,693
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized loss gain on investments                                                      1,295               2,329
            Decrease in deferred tax asset                                                        29,000              75,000
            Depreciation                                                                          53,539              43,098
            Amortization of deferred acquisition costs,
                  organization costs and intangibles                                               6,161               7,232
            Accretion of bond discount                                                             1,390               1,954
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                     19,661            (25,226)
             (Increase) decrease in premiums due and unpaid                                       58,962            (59,772)
             Increase in liability for future policy benefits                                     54,127               6,869
             Decrease in policy claims payable                                                  (35,264)            (44,585)
             Decrease in annuity deposits and deferred profits                                     (281)            (25,835)
             Decrease in premium deposit funds                                                   (1,461)             (5,250)
             Decrease in advanced and unallocated premium                                      (397,675)           (221,401)
             Increase in commissions payable                                                      35,765              13,383
             Other, decrease                                                                      78,212               7,161
                                                                                        -----------------    ----------------

                    Net Cash Provided By Operating Activities                                    492,320             305,650
                                                                                        -----------------    ----------------

Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                                  599                   0
     Proceeds from maturity or redemption - Available for Sale Investments                       783,923             604,285
     Proceeds from maturity or redemption - Held to Maturity Investments                         950,000                   0
     Proceeds from sales of equity securities                                                          0              74,208
     Purchase of furniture and equipment                                                        (28,650)            (26,887)
     Purchase of fixed maturity securities - Available for Sale Investments                            0         (1,706,500)
    Purchase of fixed maturity securities - Held to Maturity Investments                       (900,000)                   0
     Purchase of equity securities                                                                     0           (142,550)
     Other investments - Line of credit advanced                                                (30,000)                   0
                                                                                        -----------------    ----------------

                     Net Cash Provided By (Used In) Investing Activities                         775,872         (1,197,444)
                                                                                        -----------------    ----------------

Cash flows from financing activities:
     Net (payments) receipts on supplementary contracts                                         (11,248)              30,754
     Treasury shares purchased                                                                  (42,527)                   0
     Stock options exercised                                                                      18,216                   0
                                                                                        -----------------    ----------------

  Net Cash Provided By (Used In) Financing Activities                                            (35,559)             30,754
                                                                                        -----------------    ----------------

Net Increase (Decrease) In Cash and Cash Equivalents                                           1,232,633           (861,040)

Cash And Cash Equivalents, Beginning Of Period                                                 5,660,879           1,726,746
                                                                                        -----------------    ----------------

Cash And Cash Equivalents, End Of Period                                                     $ 6,893,512          $  865,706
                                                                                        =================    ================

------------------------------------------------------------------------------------------------------------------------------------

          (See accompanying notes and Independent Accountant's Report)


-------------------------------------------------------------------------------
 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2003 and March 31, 2002 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the periods ended March 31, 2003 and March 31, 2002, and the cash flows for the periods ended March 31, 2003 and March 31, 2002. All such adjustments are of a normal recurring nature.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Commission, for financial statements for the year ended December 31, 2002, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

Note 2.
The dental claims loss ratio was 62% during the first three months of 2003 compared to 66% for the same period in 2002. Part of the decline in loss ratio is due to an approximate $235,000 over estimation of the claims liability at December 31, 2002, which had the effect of reducing claims expense in 2003. Due to fluctuation in claims incurred this accrual is difficult to estimate.

-------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
Managements Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this section, we review the consolidated results of operations for the three months ended March 31, 2003 and 2002 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Iraq, which may affect consumers spending trends and priorities; (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products; (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

At March 31, 2003, we had liquid assets of $6,893,512 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first three months of 2003, BNLAC collected $10,377,386 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $242,874. Other sources of cash flow in 2003 were overwrite commissions of $152,662 on vision products and marketing fees from EPSI Benefits Inc. of $32,334. The Company paid $6,476,067 of policy benefits in the first quarter of 2003.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,527,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLE receives a marketing fee from EBI under a related marketing agreement. As part of the agreement, BNLAC agreed to pledge $335,000 of bonds as guarantor for an operating line of credit from BankOne for EPSI through October 15, 2002.

Other long-term investments include an operating line of credit agreement with an advance amount of $170,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004 that replaced the one with BankOne. The line of credit is at prime, 4.75%, with interest payable monthly to BNLAC.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At March 31, 2003, BNLAC had statutory capital and surplus of $11,362,585. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2003 was $10,351,344 compared to $10,099,707 for the same period in 2002. The increase of 2.5% for the quarter was due to an increase in group dental insurance premiums written.

Net investment income was $242,874 for the first quarter of 2003 compared to $292,020 for the first quarter of 2002. The 16.8% decrease for the quarter was primarily due to the general decline in interest rates and an increase in the amount of short-term investments and a decrease in fixed maturities due to government agency bonds called.

The Company received $32,333 of marketing fees from EPSI Benefits Inc. in the first quarter of 2003 compared to $36,639 for the same period last year. The Marketing Fees are collectable in conjunction with the expanded business relationship of the Company with EPSI Benefits Inc.

Realized losses on investments were $1,295 for the first quarter of 2003 compared to $2,329 for the same period in 2002.

For the first quarter of 2003, increase in liability for future policy benefits was $54,127 compared to $6,868 for the same period in 2002. The increase was due to less surrenders of life and annuity policies in the first quarter of 2003 compared to 2002 and an actuarial adjustment of certain life reserve factors.

Policy benefits and other insurance costs were $7,558,171 in the first quarter of 2003 compared to $7,736,477 for the same period in 2002. The decrease was primarily due to a reduction in policy benefits on the group dental insurance and the effect of the over estimation of incurred but not received claims at December 31, 2002. See Note 2 of the Financial Statements. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 62% for the first quarter of 2003 compared to 66% for the first quarter in 2002.

Amortization of deferred policy acquisition costs was $4,708 and $5,778 for the first quarter of 2003 and 2002, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the first quarter of 2003 operating expenses were $1,840,338 compared to $1,726,767 for the same period in 2002. Expenses increased in the first quarter primarily due to executive bonus incentive plan expenses, payroll expense and independent accounting fees. The expenses increased due to increased profits, an increase in premium income and operating territory and an increase in independent accounting review requirements due to the Sarbanes-Oxley Act of 2002.

Taxes, other than on income, fees and assessments, were $376,772 for the first quarter of 2003 compared to $346,666 for the first quarter of 2002. The increase was primarily due to an increase in premium taxes on the increase in premiums collected in the first quarter of 2003.

The provision for federal income taxes in the first quarter of 2003 includes $173,250 current tax expense and $29,000 deferred tax expense compared to ($2,211) current credit and $75,000 deferred tax expense in the first quarter of 2002. The current tax expense increased in the first quarter of 2003 compared to 2002 due to the complete utilization of the life insurance company's net operating losses.

Income from operations before income taxes for the first quarter of 2003 was $791,139 compared to $603,482 for the same period in 2002. The increase of $187,657 was primarily due to the decrease in the claims expense on the group dental insurance described above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2003 and December 31, 2002. We held various financial instruments at March 31, 2003 and 2002, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2003 and December 31, 2002 was $11,758,100 and $12,401,507, respectively.

Based on testing at December 31, 2002, a one percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $338,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2003 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2003 totaled $128,766, or only .6% of total investments and cash on a consolidated basis.

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

4. Internal Control and Procedures

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 5, 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain Officers of the Company, in Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner January 28, 2002, and was subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. As of December 31, 2002, all requisite approvals have been received.

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

The Company has reflected the settlement provisions in the March 31, 2003 and December 31, 2002 financial statements as recorded contingencies since bonds have not yet been issued. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and has no effect on the Statement of Cash Flows. The settlement included a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses which was paid in December 2002.

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

                            BNL FINANCIAL CORPORATION
                                  (Registrant)


                                             /s/ Wayne E. Ahart
Date: May 14, 2003                        ____________________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)

                                            /s/ Barry N. Shamas
Date: May 14, 2003                        ____________________________________
                                      By: Barry N. Shamas, Executive V.P.
                                          (Chief Financial Officer)

================================================================================




                                 Certifications

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



      Date: May 14, 2003

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



      Date: May 14, 2003

       /s/ Barrry N. Shamas
      -----------------------
      Barry N. Shamas
      Chief Financial Officer

                                                                Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.



/s/ Wayne E. Ahart
-----------------------
Wayne E. Ahart
Chief Executive Officer
May 14, 2003

                                                                   Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.



/s/ Barry N. Shamas
-----------------------
Barry N. Shamas
Chief Financial Officer
May 14, 2003