Form 10-Q
period 2003-06-30
BNL FINANCIAL CORP
filed 2003-08-15
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from______to_____ .

                          Commission File No. 000-16880

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


As of June 30, 2003, the Registrant had 20,233,467 shares of Common Stock, no par value, outstanding.

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


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2003 and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three-month periods and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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






Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
August 15, 2003


------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                                     June 30,               December 31,
                                                                                 2003 (Unaudited)          2002 (Audited)
                                                                                --------------------     -------------------
Cash and cash equivalents                                                                $4,475,078             $ 5,660,879
Investment in fixed maturities, at fair value Available for Sale (amortized
  cost  $2,139,821, $2,348,098, respectively)                                             2,550,095               2,524,142
Investment in fixed maturities, at amortized cost, Held to Maturity (fair
  value $11,909,511;  $9,877,365, respectively)                                          11,612,424               9,771,071
Other long-term investments                                                               1,527,407               1,497,407
 Investment in equity securities  (cost $223,596; $175,626, respectively)                   198,711                 120,265
                                                                                --------------------     -------------------
               Total Investments, Including Cash and                                     20,363,715
                     Cash Equivalents                                                                            19,573,764

Accrued investment income                                                                   163,864                 186,518
Furniture and equipment, net                                                                439,032                 462,843
Deferred policy acquisition costs                                                           240,271                 251,340
Policy loans                                                                                133,275                 128,651
Receivable from reinsurer                                                                    32,236                  32,236
Premiums due and unpaid                                                                     824,784                 921,008
Income tax assets                                                                           296,002                 322,000
Intangible assets                                                                           165,144                 168,052
Other assets                                                                                105,041                  86,930
                                                                                --------------------     -------------------
               Total Assets                                                             $22,763,364             $22,133,342
                                                                                ====================     ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 1,589,037             $ 1,544,772
   Policy claims payable                                                                  2,207,555               2,357,549
   Annuity deposits                                                                       2,842,492               2,847,549
   Deferred annuity profits                                                                 467,158                 478,058
   Premium deposit funds                                                                     42,312                  43,825
   Supplementary contracts without life contingencies                                        76,197                  89,707
   Advanced and unallocated premium                                                         378,821                 739,856
   Commissions payable                                                                      417,048                 445,468
   Accrued taxes and expenses                                                               598,731                 621,413
   Other liabilities                                                                        379,022                 384,974
                                                                                --------------------     -------------------
                              Total Liabilities                                           8,998,373               9,553,171
                                                                                --------------------     -------------------

COMMITMENTS AND CONTINGENCIES
   Contingent long-term liabilities                                                       4,141,006               4,269,404
                                                                                --------------------     -------------------
          Total Commitments and Contingencies                                             4,141,006               4,269,404
                                                                                --------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares authorized, 23,436,922;
    23,419,647 shares issued and outstanding, respectively                                  468,739                 468,393
   Additional paid-in capital                                                            14,386,360              14,366,816
   Accumulated other comprehensive income                                                   352,819                 121,715
   Accumulated deficit                                                                  (1,149,568)             (2,279,019)
   Contingent Treasury stock, 2,846,269 shares                                          (4,269,404)             (4,269,404)
   Treasury stock, at cost; 419,736; 301,205 shares respectively                          (164,961)                (97,734)
                                                                                --------------------     -------------------
               Total Shareholders' Equity                                                 9,623,985               8,310,767
                                                                                --------------------     -------------------

          Total Liabilities and Shareholders' Equity                                    $22,763,364             $22,133,342
                                                                                ====================     ===================
------------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)
------------------------------------------------------------------------------------------------------------------------------------
                                      -3-


BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended                      Six Months Ended
                                                                          June 30                               June 30
                                                           ---------------------------------     ----------------------------------
                                                                2003              2002                2003               2002
                                                            (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
                                                           ---------------    --------------     ----------------    --------------
Income:
   Premium income                                             $10,079,609       $10,180,891         $ 20,430,953       $20,280,598
   Net investment income                                          247,274           306,582              490,147           598,603
   Marketing fees                                                  33,915            37,517               66,249            74,156
   Realized gains (loss)                                          101,754          (41,988)              100,459          (44,317)
                                                           ---------------    --------------     ----------------    --------------

               Total Income                                    10,462,552        10,483,002           21,087,808        20,909,040
                                                           ---------------    --------------     ----------------    --------------

Expenses:
   Liability for future policy benefits expense                   (9,862)            16,243               44,265            23,111
   Policy benefits and other insurance costs                    7,628,475         7,766,114           15,186,647        15,502,590
   Amortization of deferred policy acquisition costs                6,362             4,973               11,069            10,751
   Operating expenses                                           1,886,627         1,784,285            3,726,965         3,511,052
   Taxes, other than on income                                    298,638           315,361              675,410           662,027
                                                           ---------------    --------------     ----------------    --------------

                Total Expenses                                  9,810,240         9,886,976           19,644,356        19,709,531
                                                           ---------------    --------------     ----------------    --------------

                Income from Operations before
                     Income Taxes                                 652,312           596,026            1,443,452         1,199,509

   Provision for income taxes                                     111,750           121,211              314,000           194,000
                                                           ---------------    --------------     ----------------    --------------

               Net Income                                       $ 540,562         $ 474,815          $ 1,129,452        $1,005,509
                                                           ===============    ==============     ================    ==============

Net income per common share (basic and diluted)
                                                                    $0.02             $0.02                $0.05             $0.05
                                                           ===============    ==============     ================    ==============

Weighted average number of fully
      paid common shares                                       20,250,423        20,451,098           20,252,734        20,451,098
                                                           ===============    ==============     ================    ==============

Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising
           during period                                        $ 174,464        $ (37,022)            $ 238,260        $ (87,916)
       Reclassification adjustment for gain (loss)
           included in net income                                 (8,452)            41,989              (7,156)            44,318
                                                           ---------------    --------------     ----------------    --------------

                Other Comprehensive Income (Loss)                 166,012             4,967              231,104          (43,598)
                                                           ---------------    --------------     ----------------    --------------

Comprehensive Income                                             $706,574          $479,782           $1,360,556         $ 961,911
                                                           ===============    ==============     ================    ==============



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

          (See accompanying notes and Independent Accountants' Report)

------------------------------------------------------------------------------------------------------------------------------------
                                      -4-


BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Six Months Ended
                                                                                                      June 30,
                                                                                        -------------------------------------
                                                                                              2003                2002
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                              $ 1,129,452         $ 1,005,509
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized loss on investments                                                       (100,459)              44,317
            Decrease in deferred tax asset                                                        25,998             145,000
            Depreciation                                                                         110,642              89,989
            Amortization of deferred acquisition costs,
                  organization costs and intangibles                                              13,977              13,658
            Accretion of bond discount                                                             4,949               (139)
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                     22,654            (29,493)
             (Increase) decrease in premiums due and unpaid                                       96,224            (48,706)
             Increase in liability for future policy benefits                                     44,265              23,111
             Decrease in policy claims payable                                                 (149,994)            (34,585)
             Decrease in annuity deposits and deferred profits                                  (15,957)             (9,077)
             Decrease in premium deposit funds                                                   (1,513)             (5,445)
             Decrease in advanced and unallocated premium                                      (361,035)           (191,749)
             Increase in commissions payable                                                    (28,420)             (1,116)
             Other, increase (decrease)                                                         (48,446)              64,799
                                                                                        -----------------    ----------------

                    Net Cash Provided By Operating Activities                                    742,337           1,066,073
                                                                                        -----------------    ----------------


Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                                3,791                   0
     Proceeds from maturity or redemption - Available for Sale Investments                     1,638,306             615,786
     Proceeds from maturity or redemption - Held to Maturity Investments                       1,950,000                   0
     Proceeds from sales of equity securities                                                          0              74,208
     Purchase of furniture and equipment                                                        (90,024)            (77,500)
     Purchase of fixed maturity securities - Available for Sale Investments                            0         (2,406,500)
    Purchase of fixed maturity securities - Held to Maturity Investments                     (5,256,299)                   0
     Purchase of equity securities                                                              (47,971)           (182,044)
     Other investments - Line of credit advanced                                                (30,000)                   0
                                                                                        -----------------    ----------------

                     Net Cash Used In Investing Activities                                   (1,832,197)         (1,976,050)
                                                                                        -----------------    ----------------


Cash flows from financing activities:
     Net (payments) receipts on supplementary contracts                                         (13,510)              28,632
     Treasury shares purchased                                                                  (67,227)                   0
     Bonds payable purchased                                                                    (35,096)                   0
     Stock options exercised                                                                      19,892                   0
                                                                                        -----------------    ----------------


  Net Cash Provided By (Used In) Financing Activities                                           (95,941)              28,632
                                                                                        -----------------    ----------------


Net Decrease In Cash and Cash Equivalents                                                    (1,185,801)           (881,345)

Cash And Cash Equivalents, Beginning Of Period                                                 5,660,879           1,726,746
                                                                                        -----------------    ----------------


Cash And Cash Equivalents, End Of Period                                                     $ 4,475,078          $  845,401
                                                                                        =================    ================


------------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountant's Report)
------------------------------------------------------------------------------------------------------------------------------------
                                      -5-

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2003 and June 30, 2002 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the periods ended June 30, 2003 and June 30, 2002, and the cash flows for the periods ended June 30, 2003 and June 30, 2002. All such adjustments are of a normal recurring nature.

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

Note 2.
The dental claims loss ratio was 64% during the first six months of 2003 compared to 66% for the same period in 2002. Part of the decline in loss ratio is due to an approximate $170,000 over estimation of the claims liability at December 31, 2002, which had the effect of reducing claims expense in 2003. Due to fluctuation in claims incurred this accrual is difficult to estimate.

Note 3.
Subsequent to June 30, 2003, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $445,000 in conjunction with a marketing agreement with a third party, Employer Plan Services Inc. (EPSI). The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI's parent and the shareholders of EPSI, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
Managements Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this section, we review the consolidated results of operations for the six months ended June 30, 2003 and 2002 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2003, we had liquid assets of $4,475,078 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first six months of 2003, BNLAC collected $20,349,929 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $490,147. Other sources of cash flow in 2003 were overwrite commissions of $259,688 on vision products and marketing fees from EPSI Benefits Inc. of $66,249. The Company paid $12,614,196 of policy benefits in the first half of 2003.

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

Subsequent to June 30, 2003, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $445,000 in conjunction with a marketing agreement with a third party, Employer Plan Services Inc. (EPSI). The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI's parent and the shareholders of EPSI, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

Other long-term investments include an operating line of credit agreement with an advance amount of $170,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004 that replaced the one with BankOne. The line of credit is at prime, 4.5%, with interest payable monthly to BNLAC.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At June 30, 2003, BNLAC had statutory capital and surplus of $11,873,547. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2003 was $10,079,609 compared to $10,180,891 for the same period in 2002. The decrease of 1% for the quarter was due to the loss of a few of our larger dental groups. Premium income for the first half of 2003 was $20,430,953 compared to $20,280,598 for the same period in 2002. The increase of 1% was due to an increase in group dental premium in the first quarter of 2003 from new groups.

Net investment income was $247,274 for the second quarter of 2003 compared to $306,582 for the second quarter of 2002. Net investment income for the first half of 2003 was $490,147 compared to $598,603 for the same period in 2002. The 19% decrease for the quarter and 18% decrease for the first six months were primarily due to the general decline in interest rates and an increase in the amount of short-term investments and a decrease in fixed maturities due to government agency bonds called.

The Company received $33,915 of marketing fees from EPSI Benefits Inc. in the second quarter of 2003 compared to $37,517 for the same period last year. For the first half of 2003 marketing fees were $66,249 compared to $74,156 for the same period of 2002. The Marketing Fees are collectable in conjunction with the expanded business relationship of the Company with EPSI Benefits Inc. The decrease in marketing fees in 2003 is due to a decrease in self-funded groups administered by EPSI. Some of the groups were transferred to indemnity insurance and EPSI received a commission in place of a TPA fee.


Realized gains on investments were $101,754 for the second quarter of 2003 compared to a loss of $41,988 for the same period in 2002. For the first half of 2003 realized gains were $100,459 compared to $44,317 of realized losses for the same period in 2002. The realized gains in 2003 are primarily due to the purchase of a portion of the Company's outstanding debentures at less than face value and the realized loss in 2002 is from the markdown of MCI bonds.

For the second quarter of 2003, liability for future policy benefits expense was ($9,862) compared to $16,243 for the same period in 2002. For the six-month period ended June 30, 2003, liability for future policy benefits expense was $44,265 compared to $23,111for the same period in 2002. The increase during the first half of 2003 was due to less surrenders of life and annuity policies in 2003 compared to 2002 and an actuarial adjustment of certain life reserve factors.

Policy benefits and other insurance costs were $7,628,475 in the second quarter of 2003 compared to $7,766,114 for the same period in 2002. In the first six months of 2003 policy benefits and other insurance costs were $15,186,647 compared $15,502,590 for the same period in 2002. The decrease was primarily due to a reduction in policy benefits on the group dental insurance and the effect of the over estimation of incurred but not received claims at December 31, 2002. See Note 2 of the Financial Statements. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64% for the first half of 2003 compared to 66% for the first half of 2002.

Amortization of deferred policy acquisition costs was $6,362 and $4,973 for the second quarter and $11,069 and $10,751 for the first half of 2003 and 2002, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2003 operating expenses were $1,886,627 compared to $1,764,285 for the same period in 2002. Operating expenses were $3,726,965 in the first six months of 2003 compared to $3,511,052 for the same period in 2002. The increase for both periods was primarily due to executive bonus incentive plan expenses and payroll expense. The expenses increased due to increased profits and an increase in premium income and operating territory.

Taxes, other than on income, fees and assessments, were $298,638 for the second quarter of 2003 compared to $315,361 for the second quarter of 2002. The decrease was primarily due to the decrease in premium taxes on the decrease in premiums collected in the second quarter of 2003. Taxes, other than on income, fees and assessments, were $675,410 for the first half of 2003 compared to $662,027 for the same period in 2002. The increase was due to an increase in premium taxes.

The provision for income taxes in the second quarter of 2003 includes $114,750 current tax expense and ($3,000) deferred tax credit compared to $51,211 current tax expense and $70,000 deferred tax expense in the second quarter of 2002. The provision for income taxes in the first half of 2003 was $281,000 current tax expense and $33,000 deferred tax expense compared to $49,000 current expense and $145,000 deferred tax expense for the same period in 2002. The current tax expense increased in both periods of 2003 compared to 2002 due to the complete utilization of the life insurance company's net operating losses.

Income from operations before income taxes for the second quarter of 2003 was $652,312 compared to $596,026 for the same period in 2002. For the first half of 2003 income from operations before income taxes was $1,443,452 compared to $1,199,509 for the same period in 2002. The increase for both periods was primarily due to the decrease in the claims expense on the group dental insurance described above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2003 and December 31, 2002. We held various financial instruments at June 30, 2003 and 2002, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2003 and December 31, 2002 was $14,459,606 and $12,401,507, respectively.

Based on testing at December 31, 2002, a one percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $338,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2003 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2003 totaled $198,711, or only 1.0% of total investments and cash on a consolidated basis.

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

As part of the settlement agreement, the Company is in the process of issuing and exchanging its bonds in the principal amount of $1.50 for each share of common stock of BNL owned by the members of the Class. The bonds will be for a term of twelve years, effective December 15, 2002, with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The bonds shall be fully callable and redeemable at par at any time by BNL.

The Company has reflected the settlement provisions in the June 30, 2003 and December 31, 2002 financial statements as recorded contingencies to the extent bonds have not yet been issued. These are reflected on the Balance Sheet as contingent long-term liabilities of $4,141,006 and contingent treasury stock of $4,269,404 and has no effect on the Statement of Cash Flows. The settlement included a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses which was paid in December 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on May 20, 2003 in Des Moines, Iowa. At the annual meeting, the following individuals were elected to the Company's Board of Directors. The number of shares voted for each director is set forth next to his name.

Wayne E. Ahart          11,435,572        Eugene A. Cernan         11,430,991          James A. Mullins            11,436,073
C. Donald Byrd          11,434,570        Hayden Fry               11,432,869          C. James McCormick          11,434,471
Kenneth Tobey           11,436,073        John Greig               11,435,572          Robert R. Rigler            11,434,471
Barry N. Shamas         11,436,073        Roy Keppy                11,434,471          Chris Schenkel              11,429,389
Cecil Alexander         11,436,073        Roy Ledbetter            11,436,073          L. Stanley Schoelerman      11,433,871
Richard Barclay         11,436,073        John E. Miller           11,436,073          Orville Sweet               11,434,471

A total of 26,504 shares were withheld from all directors. The shareholders also ratified the selection of Smith, Carney & Co. p.c. as the Company' independent auditor for the fiscal year 2003. 11,416,981 shares were voted in favor of ratifying such selection of independent auditor, 10,596 were voted against, and 34,889 shares abstained from voting on the matter.

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

                                              BNL FINANCIAL CORPORATION
                                                   (Registrant)


                                           /s/ Wayne E. Ahart
Date: August 14, 2003                     ____________________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)

                                          /s/ Barry N. Shamas
Date: August 14, 2003                    ____________________________________
                                     By: Barry N. Shamas, Executive V.P.
                                         (Chief Financial Officer)

================================================================================

14


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



      Date: August 14, 2003

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



      Date: August 14, 2003

       /s/ Barry N. Shamas
      -----------------------
      Barry N. Shamas
      Chief Financial Officer

                                                                    Exhibit 99.1
                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending June 30, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.



/s/ Wayne E. Ahart
-----------------------

Wayne E. Ahart
Chief Executive Officer
August 14, 2003

                                                                   Exhibit 99.2
                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending June 30, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.



/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
August 14, 2003