Form 10-Q
period 2003-09-30
BNL FINANCIAL CORP
filed 2003-11-14
CIK 757641

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

                                Yes __X__ No____


As of September 30, 2003, the Registrant had 20,265,136 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2003 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2002 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholder's Equity and Cash Flows for the year then ended (not presented herein); and in our report dated February 8, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.






Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
November 14, 2003

------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                                   September 30,            December 31,
                                                                                 2003 (Unaudited)          2002 (Audited)
                                                                                --------------------     -------------------
Cash and cash equivalents                                                                $2,572,786             $ 5,660,879
Investment in fixed maturities, at fair value Available for Sale (amortized
  cost  $1,840,595, $2,348,098, respectively)                                             2,143,808               2,524,142
Investment in fixed maturities, at amortized cost, Held to Maturity (fair
  value $15,339,915;  $9,877,365, respectively)                                          15,158,718               9,771,071
Other long-term investments                                                               1,527,407               1,497,407
 Investment in equity securities  (cost $245,461; $175,626, respectively)                   244,420                 120,265
                                                                                --------------------     -------------------
               Total Investments, Including Cash and
                     Cash Equivalents                                                    21,647,139              19,573,764

Accrued investment income                                                                   184,792                 186,518
Furniture and equipment, net                                                                411,021                 462,843
Deferred policy acquisition costs                                                           232,639                 251,340
Policy loans                                                                                137,960                 128,651
Receivable from reinsurer                                                                    32,236                  32,236
Premiums due and unpaid                                                                     797,742                 921,008
Income tax assets                                                                           279,000                 322,000
Intangible assets                                                                           163,691                 168,052
Other assets                                                                                128,149                  86,930
                                                                                --------------------     -------------------
               Total Assets                                                             $24,014,369             $22,133,342
                                                                                ====================     ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 1,566,980             $ 1,544,772
   Policy claims payable                                                                  2,168,716               2,357,549
   Annuity deposits                                                                       2,807,079               2,847,549
   Deferred annuity profits                                                                 453,351                 478,058
   Premium deposit funds                                                                     41,689                  43,825
   Supplementary contracts without life contingencies                                        73,412                  89,707
   Advanced and unallocated premium                                                         973,375                 739,856
   Commissions payable                                                                      427,531                 445,468
   Accrued taxes and expenses                                                               657,395                 621,413
   Bonds payable                                                                          3,345,203                       0
   Other liabilities                                                                        370,561                 384,974
                                                                                --------------------     -------------------
                              Total Liabilities                                          12,885,292               9,553,171
                                                                                --------------------     -------------------

COMMITMENTS AND CONTINGENCIES
   Contingent long-term liabilities                                                         647,675               4,269,404
                                                                                --------------------     -------------------

          Total Commitments and Contingencies                                               647,675               4,269,404
                                                                                --------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares authorized, 21,040,086;
    23,419,647 shares issued and outstanding, respectively                                  420,802                 468,393
   Additional paid-in capital                                                            10,821,443              14,366,816
   Accumulated other comprehensive income                                                   272,395                 121,715
   Accumulated deficit                                                                    (276,973)             (2,279,019)
   Contingent Treasury stock, 431,783; 2,846,269 shares respectively                      (647,675)             (4,269,404)
   Treasury stock, at cost; 343,167; 301,205 shares respectively                          (108,590)                (97,734)
                                                                                --------------------     -------------------
               Total Shareholders' Equity                                                10,481,402               8,310,767
                                                                                --------------------     -------------------

          Total Liabilities and Shareholders' Equity                                    $24,014,369             $22,133,342
                                                                                ====================     ===================
------------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)

------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30                           September 30
                                                           ---------------------------------     ----------------------------------
                                                                2003              2002                2003               2002
                                                            (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
                                                           ---------------    --------------     ----------------    --------------
Income:
   Premium income                                             $10,204,943       $10,443,117         $ 30,635,896       $30,723,715
   Net investment income                                          231,602           299,162              721,749           897,765
   Marketing fees                                                  37,353            37,389              103,602           111,544
   Realized gains (loss)                                          144,455          (95,961)              244,914         (140,278)
                                                           ---------------    --------------     ----------------    --------------

               Total Income                                    10,618,353        10,683,707           31,706,161        31,592,746
                                                           ---------------    --------------     ----------------    --------------


Expenses:
   Liability for future policy benefits expense                  (22,057)            47,836               22,208            70,947
   Policy benefits and other insurance costs                    7,333,259         7,889,578           22,519,906        23,392,168
   Amortization of deferred policy acquisition costs                7,632             9,015               18,701            19,766
   Operating expenses                                           1,951,508         1,812,669            5,678,473         5,323,721
   Taxes, other than income, fees and assessments
                                                                  353,416           313,927            1,028,826           975,954
                                                           ---------------    --------------     ----------------    --------------

                Total Expenses                                  9,623,758        10,073,025           29,268,114        29,782,556
                                                           ---------------    --------------     ----------------    --------------


                Income from Operations before
                     Income Taxes                                 994,595           610,682            2,438,047         1,810,190

   Provision for income taxes                                     122,000            50,000              436,000           244,000
                                                           ---------------    --------------     ----------------    --------------


               Net Income                                       $ 872,595         $ 560,682          $ 2,002,047        $1,566,190
                                                           ===============    ==============     ================    ==============


Net income per common share (basic and diluted)                     $0.04             $0.03                $0.09             $0.08
                                                           ===============    ==============     ================    ==============


Weighted average number of fully
      paid common shares                                       20,193,332        20,582,081           20,199,625        20,582,081
                                                           ===============    ==============     ================    ==============


Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising
           during period                                       $ (43,609)        $(100,917)            $ 194,651        $(188,833)
       Reclassification adjustment for gain (loss)
           included in net income                                (36,815)            95,961             (43,971)           140,279
                                                           ---------------    --------------     ----------------    --------------


                Other Comprehensive Income (Loss)                (80,424)           (4,956)              150,680          (48,554)
                                                           ---------------    --------------     ----------------    --------------


                Comprehensive Income                             $792,171          $555,726           $2,152,727        $1,517,636
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


------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                        -------------------------------------
                                                                                              2003                2002
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                              $ 2,002,047         $ 1,566,190
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized (gain) loss on investments                                                (244,914)             140,278
            Decrease in deferred tax asset                                                        43,000             130,000
            Depreciation                                                                         180,585             142,530
            Amortization of deferred acquisition costs,
                  organization costs and intangibles                                              23,062              24,128
            Accretion of bond discount                                                             9,998               1,125
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                      1,726            (24,987)
             (Increase) decrease in premiums due and unpaid                                      123,266            (89,421)
             Increase in liability for future policy benefits                                     22,208              70,948
             Decrease in policy claims payable                                                 (188,833)            (27,383)
             Decrease in annuity deposits and deferred profits                                  (65,177)            (37,823)
             Decrease in premium deposit funds                                                   (2,136)             (5,393)
             Increase (decrease) in advanced and unallocated premium                             233,519           (321,333)
             Increase (decrease) in commissions payable                                         (17,937)              42,442
             Other, increase                                                                      57,754             152,492
                                                                                        -----------------    ----------------

                    Net Cash Provided By Operating Activities                                 2, 178,168           1,763,793
                                                                                        -----------------    ----------------

Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                                7,103                   0
     Proceeds from maturity or redemption - Available for Sale Investments                     2,153,553           4,165,307
     Proceeds from maturity or redemption - Held to Maturity Investments                       2,150,000                   0
     Proceeds from sales of equity securities                                                          0             174,293
     Purchase of furniture and equipment                                                      ( 135,867)           (182,491)
     Purchase of fixed maturity securities - Available for Sale Investments                            0         (4,124,625)
    Purchase of fixed maturity securities - Held to Maturity Investments                     (9,256,299)                   0
     Purchase of equity securities                                                              (69,841)           (182,044)
     Other investments - Line of credit advanced                                                (30,000)                   0
                                                                                        -----------------    ----------------

                     Net Cash Used In Investing Activities                                   (5,181,351)           (149,560)
                                                                                        -----------------    ----------------


Cash flows from financing activities:
     Net (payments) receipts on supplementary contracts                                         (16,295)              25,752
     Treasury shares purchased                                                                  (73,407)                   0
     Treasury shares sold                                                                         62,550               6,325
     Bonds payable purchased                                                                    (75,583)                   0
     Exercised stock options and stock bonus                                                      17,825              51,886
                                                                                        -----------------    ----------------

  Net Cash Provided By (Used In) Financing Activities                                            (84,910)              83,963
                                                                                        -----------------    ----------------


Net Increase (Decrease) In Cash and Cash Equivalents                                         (3,088,093)           1,698,196

Cash And Cash Equivalents, Beginning Of Period                                                 5,660,879           1,726,746
                                                                                        -----------------    ----------------


Cash And Cash Equivalents, End Of Period                                                     $ 2,572,786         $ 3,424,942
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

--------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2003 and September 30, 2002 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the periods ended September 30, 2003 and September 30, 2002, and the cash flows for the periods ended September 30, 2003 and September 30, 2002. All such adjustments are of a normal recurring nature.

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

Note 2.
The dental claims loss ratio was 63% during the first nine months of 2003 compared to 66% for the same period in 2002. Part of the decline in loss ratio is due to an approximate $190,000 over estimation of the claims liability at December 31, 2002, which had the effect of reducing claims expense in 2003. Due to fluctuation in claims incurred this accrual is difficult to estimate.


Note 3.
During the quarter ended September 30, 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3,621,729 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of December 2001 and the performance of all duties there under. The $3,621,729 of Treasury Stock was retired and returned to authorized but not issued status. The remaining Contingent Long
Term Liabilities and Contingent Treasury Stock in the amount of $647,675 represents shares that may or may not have rights to exchange under the settlement and, as such, are contingent on determination of their status.


Note 4.
During the second and third quarter of 2003, the Company made cash offers to bond holders and stockholders for the purchase of bonds and stock. Though September 30, 2003, bond purchases resulted in a reduction of Bonds Payable of $276,456 and gains from the early extinguishments of debt of $200,891 reflected in Realized Gains in the financial statements. Stock purchases amounted to $73,407 and are included in Treasury Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

In this section, we review the consolidated results of operations for the nine months ended September 30, 2003 and 2002 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2003, we had liquid assets of $2,572,786 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first nine months of 2003, BNLAC collected $31,779,130 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $721,749. Other sources of cash flow in 2003 were overwrite commissions of $407,412 on vision products and marketing fees from EPSI Benefits Inc. of $103,602. The Company paid $18,697,989 of policy benefits in the first nine months of 2003.

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

During the quarter ended September 30, 2003, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $445,000 in conjunction with a marketing agreement with a third party, Employer Plan Services Inc. (EPSI). The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI'S parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At September 30, 2003, BNLAC had statutory capital and surplus of $12,606,104. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2003 was $10,204,943 compared to $10,443,117 for the same period in 2002. The decrease of 2% for the quarter was due to three large dental groups that lapsed in late 2002 and early 2003. Premium income for the first nine months of 2003 was $30,635,896 compared to $30,723,715 for the same period in 2002. The decrease of 0.2% for the year was due to three large dental groups that lapsed in late 2002 and early 2003.

Net investment income was $231,602 for the third quarter of 2003 compared to $299,162 for the third quarter of 2002. Net investment income for the first nine months of 2003 was $721,749 compared to $897,765 for the same period in 2002. The 21% decrease for the quarter and 20% decrease for the first nine months were primarily due to the general decline in interest rates.

The Company received $37,353 of marketing fees from EPSI Benefits Inc. in the third quarter of 2003 compared to $37,389 for the same period last year. For the nine months of 2003 marketing fees were $103,602 compared to $111,545 for the same period of 2002. The Marketing Fees are collectable in conjunction with the expanded business relationship of the Company with EPSI Benefits Inc. The decrease in marketing fees in 2003 is due to a decrease in self-funded groups that are administered by EPSI Benefits Inc.

Realized gain on investments were $144,455 for the third quarter of 2003 compared to a loss of $95,961 for the same period in 2002. For the first nine months of 2003 realized gains were $244,914 compared to $140,278 of realized losses for the same period in 2002. The realized gains in 2003 are primarily due to the purchase of a portion of the Company's outstanding debentures at less than face value and the realized loss in 2002 is from the markdown of MCI bonds.

For the third quarter of 2003, liability for future policy benefits expense was ($22,057) compared to $47,836 for the same period in 2002. For the nine-month period ended September 30, 2003, liability for future policy benefits expense was $22,208 compared to $70,947 for the same period in 2002. The decrease during both periods of 2003 was due to an increase in surrenders of life and annuity policies in 2003 compared to 2002.

Policy benefits and other insurance costs were $7,333,259 in the third quarter of 2003 compared to $7,889,578 for the same period in 2002. In the first nine months of 2003 policy benefits and other insurance costs were $22,519,906 compared to $23,392,168 for the same period in 2002. The decrease was primarily due to a reduction in policy benefits on the group dental insurance and the effect of the over estimation of incurred but not received claims at December 31, 2002. See Note 2 of the Financial Statements. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 63% for the first nine months of 2003 compared to 66% for the first nine months of 2002.

Amortization of deferred policy acquisition costs was $7,632 and $9,015 for the third quarter and $18,701 and $19,766 for the first nine months of 2003 and 2002, respectively. Amortization of deferred policy acquisition costs varies in relation to lapses or surrenders of existing policies.

For the third quarter of 2003 operating expenses were $1,951,508 compared to $1,812,669 for the same period in 2002. Operating expenses were $5,678,473 in the first nine months of 2003 compared to $5,323,721 for the same period in 2002. The increase for both periods was primarily due to executive bonus incentive plan expenses which increase with profits, and payroll expense and advertising expense associated with increased operating territory.

Taxes, other than on income, fees and assessments, were $353,416 for the third quarter of 2003 compared to $313,927 for the third quarter of 2002. Taxes, other than on income, fees and assessments, were $1,028,826 for the first nine months of 2003 compared to $975,954 for the same period in 2002. The increase for both periods was primarily due to an increase in licenses and fees due to expanded operating territory and state income taxes on increased profits.

The provision for income taxes in the third quarter of 2003 includes $112,000 current tax expense and $10,000 deferred tax expense compared to $65,000 current tax expense and ($15,000) deferred tax credit in the third quarter of 2002. The provision for income taxes in the first nine months of 2003 was $393,000 current tax expense and $43,000 deferred tax expense compared to $114,000 current expense and $130,000 deferred tax expense for the same period in 2002. The current tax expense increased in both periods of 2003 compared to 2002 due to the complete utilization of the life insurance company's net operating losses.

Income from operations before income taxes for the third quarter of 2003 was $994,595 compared to $610,682 for the same period in 2002. For the first nine months of 2003 income from operations before income taxes was $2,438,047 compared to $1,810,190 for the same period in 2002. The increase for both periods was primarily due to the decrease in the claims expense on the group dental insurance described above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2003 and December 31, 2002. We held various financial instruments at September 30, 2003 and 2002, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2003 and December 31, 2002 was $17,483,723 and $12,401,507, respectively.

Based on testing at December 31, 2002, a one percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $338,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2003 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2003 totaled $244,420, or only 1.0% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 5, 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case of Myra Jo Pearson, Paul Pearson and James Stilwell v. BNL Equity Corporation (Formerly Known as United Arkansas Corporation), BNL Financial Corporation (Formerly Known as United Iowa Corporation), and certain Officers of the Company, in Pulaski County Circuit Court, Third Division, No. 96-4971. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner January 28, 2002, and was subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. As of December 31, 2002, all requisite approvals were received.

As part of the settlement agreement, the Company is in the process of issuing and exchanging its bonds in the principal amount of $1.50 for each share of common stock of BNL owned by the members of the Class. The bonds will be for a term of twelve years, effective December 15, 2002, with principal payable at maturity and shall bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The bonds shall be fully callable and redeemable at par at any time by BNL and are reflected on the Balance Sheet at September 30, 2003 and bonds payable in the amount of $3,345,203

During the quarter ended September 30, 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3.621,729 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of December 2001 and the performance of all duties there under.The $3,621,729 of Treasury Stock was retired and returned to authorized but not issued status. The remaining Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $647,675 represents shares that may or may not have rights to exchange under the settlement and, as such, are contingent on determination of their status.


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

                            BNL FINANCIAL CORPORATION
                                  (Registrant)


                                            /s/ Wayne E Ahart
Date: November 14, 2003                    ____________________________________

                                       By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)

                                            /s/ Barry N. Shamas
Date: November 14, 2003                    ____________________________________
                                       By: Barry N. Shamas, Executive V.P.
                                           (Chief Financial Officer)

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



      Date: November 14, 2003

      /s/ Wayne E Ahart
      -----------------------
      Wayne E. Ahart
      Chairman of the Board

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



      Date: November 14, 2003

      /s/ Barry N. Shamas
      -----------------------
     Barry N. Shamas
     Chief Financial Officer

                                                                   Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending September 30, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Wayne E Ahart
-----------------------

Wayne E. Ahart
Chief Executive Officer
November 14, 2003

                                                                    Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending September 30, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
November 14, 2003