Form 10-K
period 2003-12-31
BNL FINANCIAL CORP
filed 2004-03-30
CIK 757641

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 2003 [Fee Required]
                                       or
          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _____________to_____________ [No Fee Required] Commission File No. 0-16880
-------------------------------------------------------------------------------
                            BNL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         IOWA                                            42-1239454
(State of incorporation)                       (IRS Employer Identification No.)

 2100 West William Cannon, Suite L
       Austin, TX                                          78745
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (512) 383-0220

-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                       Yes___  No_X__
                    -

BNL Financial Corporation revenues for fiscal year 2003 were $42,505,179.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003, cannot be determined due to the limited trading in the Company's stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2003, the Registrant had outstanding 19,441,969 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,899,678 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE
Location in Form 10-K                                     Incorporated Document
       None                                                        None

Transitional Small Business Disclosure Format Yes ___ No _X__ Total # of pages including cover page 51.

===============================================================================

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

 -------------------------------------       ----------------------------------
       BNL Financial Corporation        ---   Consumer's Protective Association
                                                   (Inactive Association)
 -------------------------------------       ----------------------------------
               |
               |
-------------------------------------
        BNL Equity Corporation
-------------------------------------
               |
               |
--------------------------------------
Brokers National Life Assurance Company
--------------------------------------
               |
               |
---------------------------------------
      BNL Brokerage Corporation
---------------------------------------

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2003 marketed life and accident and health insurance. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

In 2003, BNLAC received Certificates of Authority to market insurance in West Virginia and Alaska. This increased the number of states in which it is licensed to do business from 33 to 35. BNLAC is currently licensed in 35 states to offer life and accident and health insurance on an individual and group basis.

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

Statistics by line of business are as follows (gross before reinsurance):
                                       1


                                                                              2003                2002
                                                                        ----------------    ---------------
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance                                                      $  254,000          $ 277,000
Individual Annuities(1)                                                         112,000            124,000
Group Dental Insurance                                                       38,207,000         39,996,000
Miscellaneous A&H insurance                                                   1,303,000            531,000
                                                                        ----------------    ---------------

          Total                                                             $39,876,000        $40,928,000
                                                                        ================    ===============

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance                                                      $ 292,000           $ 296,000
Individual Annuities(1)                                                        112,000             106,000
Group Dental Insurance                                                      38,813,000          39,734,000
Miscellaneous A&H insurance                                                  1,016,000             564,000
                                                                      -----------------    ----------------

          Total                                                            $40,233,000         $40,700,000
                                                                      =================    ================

III. Face Value of Insurance:
Ordinary Life Insurance                                                    $38,000,000         $37,000,000
Accidental Death Insurance                                                  52,000,000          44,000,000
                                                                      -----------------    ----------------

          Total                                                            $90,000,000         $81,000,000
                                                                      =================    ================

        (1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

                                                                                  Accident and
        State                 Life Premiums                Annuity                   Health                      Total
-----------------------    --------------------      --------------------     ----------------------      --------------------
Georgia                              $  13,270                        $-                 $3,394,666                $3,407,936
Oregon                                   1,199                         -                  3,251,133                 3,252,332
Minnesota                                6,005                         -                  2,855,210                 2,861,215
Arkansas                                23,909                         -                  2,491,276                 2,515,185
Michigan                                 8,086                         -                  2,412,165                 2,420,251
Louisiana                               15,343                         -                  2,382,226                 2,397,569
Ohio                                       869                         -                  1,978,319                 1,979,188
Idaho                                      281                         -                  1,954,415                 1,954,696
Indiana                                  7,538                         -                  1,856,636                 1,864,174
All Other States                       215,928                   112,910                 17,252,597                17,581,435
                           --------------------      --------------------     ----------------------      --------------------
Total                                 $292,428                  $112,910                $39,828,643               $40,233,981
                           ====================      ====================     ======================      ====================

The following chart shows group dental insurance premiums collected for each of the past five years ended December 31.


                                              Gross
                                            Premiums
       Group Dental Insurance               Collected
       ---------------------             ----------------
                2003                         $38,813,000
                2002                          39,734,000
                2001                          38,083,000
                2000                          34,464,000
                1999                          29,049,000

The following chart shows group dental insurance claims paid and claims ratios for each of the five years ended December 31. The incurred loss ratio represents the ratio of incurred claims to premiums earned.

                                              Gross               Claims
       Group Dental Insurance              Claims Paid             Ratio
       ----------------------            ----------------     ----------------
                2003                          24,279,000                62.7%
                2002                          25,772,000                64.9%
                2001                          24,821,000                65.5%
                2000                          22,504,000                63.8%
                1999                          20,694,000                72.4%

Agents' Commissions
On December 31, 2003, BNLAC had 4,590 general agents and brokers that market its policies in 34 states compared to 4,083 agents and brokers on December 31, 2002

On all of its products BNLAC pays competitive commissions to agents. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

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

Prior to October 31, 2002, the Company reinsured 100% of its Accidental Death and Dismemberment insurance under a quota share reinsurance contract with TIG. TIG is rated "B++" Superior. Effective November 1, 2002, the Company entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America. Hannover Life Reassurance Company of America accepts 90% of the risk. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company in 2002.

All other individual BNLAC life insurance products in excess of $35,000 are reinsured with Generali USA Life Reassurance Company (formerly Business Mens Assurance Company) under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000. Generali USA Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company in 2002.

BNLAC's Group Life and AD&D insurance are reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000.

BNLAC's Short Term Disability insurance is reinsured under a Quota Share reinsurance agreement with Fortis Benefits Insurance Company of Kansas City, Missouri. The reinsurer is liable for 75% of the risk on each policy. Fortis Benefits Insurance Company was rated "A" by AM Best Company for 2002.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

                                              Gross                                                         Net
                                            Insurance          Reinsurance          Reinsurance          Insurance
                                            In Force              Ceded               Assumed             In Force
                                         ----------------    -----------------    ----------------    -----------------
           Life Insurance
                2003                         $37,832,000          $12,782,000             $     0          $25,050,000
                2002                          37,045,000           11,443,000                   0           25,602,000
                2001                          34,515,000            9,098,000                   0           25,417,000
                2000                          28,127,000            7,722,000                   0           20,405,000
                1999                          31,213,000           11,371,000           9,986,000           29,828,000


     Accidental Death Insurance
                2003                         $52,095,000          $46,885,500              $    0           $5,209,500
                2002                          44,000,000           39,600,000                   0            4,400,000
                2001                          37,000,000           37,000,000                   0                    0
                2000                          23,000,000           23,000,000                   0                    0
                1999                         102,000,000           96,425,000                   0            5,575,000

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

                       Net             Net Return on
                    Investment         Mean Invested
    Year              Income              Assets
--------------    ---------------    ------------------
    2003                $854,548                  4.2%
    2002               1,041,679                  5.6%
    2001                 977,578                  6.2%
    2000                 870,482                  6.5%
    1999                 755,552                  6.2%

For information concerning realized and unrealized gains and losses on securities see Note 4 of the Notes to Consolidated Financial Statements, page F-11.

Special factors relating to accounting and regulatory reporting of insurance companies state insurance laws and regulations govern the accounting practices and the form of financial reports of insurance companies filed with state insurance regulatory agencies. Most states have adopted the uniform rules established by the national association of insurance commissioners ("naic"). Reports prepared in accordance with statutory accounting practices reflect primarily the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect going-concern considerations. Certain statutory accounting practices differ from generally accepted accounting principles as applied to the company's audited financial statements.
                                       4

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

Insurance Regulations
BNLAC is subject to regulation and supervision by the states in which it is admitted to transact business. Each state has an insurance department which has broad administrative and supervisory powers to grant and revoke licenses; to transact business, regulate trade practices, establish guaranty associations,
                                       5
license agents, approve policy forms, regulate premium rates for some lines of business, establish reserve requirements, regulate competitive matters, prescribe the form and content of required financial statements and reports, determine the reasonableness and adequacy of statutory capital and surplus, and regulate the type and amount of investments permitted.

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 2003 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 1,042% and, therefore, significantly above the Company Action Level.

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

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 662 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

BNLAC competes for the services of agents and brokers in several ways. First, the Company's dental insurance products are attractive to brokers and general agents because of their popularity in the employee benefit market. Second, BNLAC strives to provide a high level of service to agents by offering products that meet their clients' needs and by providing individualized service in the administration of such products. Finally, BNLAC attempts to structure the levels of premiums, benefits and commissions on insurance products to compare favorably with competitors.

Personnel
At December 31, 2003 BNLAC had four executive officers and 59 full-time administrative personnel. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. The Company currently has no employees which are represented by a union. BNLAC currently uses a third party administrator to process dental claims.

                               ITEM 2. PROPERTIES

Neither the Company, nor any of its subsidiaries own any real estate.

During the first half of 2002 the Company leased 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. In July 2002 the Company expanded its offices in an adjacent building and increased the space it leases by 1,596 square feet. The annual base rent for the 12,150 square feet was $137,578 a year and the cost for the additional space is $19,152 per year. The lease rate will remain in affect until the initial term of the lease expires in 2005. Effective January 1, 2003, the Company leased an additional 798 square feet in the adjacent building at a rate of $9,576 per year. The Company plans to lease an additional 798 square feet effective January 1, 2004 for $9,576 a year. The Company may renew the lease for another ten years at the rate of $126,000 for the first five years and $129,000 for the second five years of the new lease term on the initial 12,150 square feet of office space.

BNLE leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $16,500 per year. BNLAC incurs 100% of the rental expense.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $7,230 per year. The rent includes the services of a secretary that is shared with other tenants of the building.

The Company and its subsidiaries own the majority of the furniture and equipment used in the operation of its business.

                            ITEM 3. LEGAL PROCEEDINGS

In 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case brought by certain shareholders. The settlement, which was approved by the Pulaski County Circuit Court and the
                                       7

Arkansas Insurance Commissioner, was subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. As of December 31, 2002, all requisite approvals were received and redemption of the stock began in 2003.

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class. The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL and will impact earnings per share to the extent of approximately $.013 per share. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds are fully callable and redeemable at par at any time by BNL.

During 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3,637,288 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of 2001 and the performance of all duties there under. The $3,637,288 of Treasury Stock was retired and returned to authorized but not issued status. The remaining Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $660,447 represents shares that may or may not have rights to exchange under the settlement and, as such, are contingent on determination of their status.

The settlement is reflected in the December 31, 2003 financials as bonds payable of $3,025,499, contingent long-term liabilities of $660,447 and contingent treasury stock of same amount and had no effect on the Statement of Cash Flows other than the purchase of bonds mentioned above and interest payments. In 2002 the class action settlement was reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and had no effect on the Statement of Cash Flows. The settlement included a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses which was paid in December, 2002.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote during the fourth quarter of 2003.


                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Stock
During 2003 the Company made two separate offers to its shareholders to redeem their stock for its book value of $.47 and $.53 a share; respectively. The offers resulted in the purchase of 974,541 shares of stock for $477,023. The stock is not traded on any established trading market.

Holders
As of December 31, 2003 there were 3,071 record holders of the Company's common stock without consideration for contingent treasury shares to be redeemed.

Dividends
The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

Equity Compensation Plan Information
In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available
                                       8
under the plan. Options for an additional 1.75 million shares have been authorized by the Board of Directors. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2003, 2002 and 2001, the Company granted 131,925, 154,855 and 119,525 stock options, respectively, with an exercise price of $1.00 per share for those granted in 2003, $.75 per share for those granted in 2002 and $.50 per share for those granted in 2001. There were 624,230 stock options outstanding at December 31, 2003. The number of options expiring or forfeited were 437,500 and 185,575 in 2003 and 2002, respectively. There were 38,525 options exercised in 2003 and 55,550 options exercised in 2002. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $0, $1,596 and $800 in 2003, 2002 and 2001, respectively. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 3.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.3 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. During 2002, the Company granted 55,900 options with an exercise price of $.50. No options were granted in 2003. The fair value of options granted is estimated at $10,940 in 2002. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 10.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 9.88 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.


The table below reflects the Equity Compensation Plans as of December 31, 2003.

                                                  a                                b                                 c
                                                                                                    Number of securities remaining
                                                                                                     available for future issuance
                                                                                                       under equity compensation
                                   Number of Securities to be        Weighted Average exercise        plans (excluding securities
                                     issued upon exercise of            price of outstanding           reflected in column (a))
        Plan Category                  outstanding options                    options
------------------------------   --------------------------------    ---------------------------    --------------------------------

Approved by security holders
------------------------------
     Brokers and Agents Plan
                                                         624,230                           $.67                           1,403,900

Not approved by security
   holders
------------------------------
     Employee Plan                                        55,900                           $.50                             194,100

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2003 are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003 are included elsewhere in this Form 10-K.



                                         2003                 2002                 2001                 2000                 1999
                               -----------------    -----------------    -----------------    -----------------     ----------------
Total Income........................$42,505,179           $42,367,834          $39,569,741          $36,182,730          $30,533,144
Net Income (Loss)................... $2,736,355            $2,500,727           $1,283,478           $3,444,483            $ 206,979
Net Income (Loss) Per
  Common Share......................$       .14              $    .12             $    .06             $    .15             $    .01
Total Assets........................$24,555,254           $22,133,342          $20,173,856          $17,580,271          $13,949,400
Total Liabilities...................$13,204,072           $13,822,575          $14,499,547           $9,073,346           $9,644,266
Average Shares Outstanding...........20,082,075            20,469,480           22,802,610           23,311,944           23,311,944

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we review the consolidated financial condition of the Company at December 31, 2003, 2002 and 2001 and the consolidated results of operations for the periods ended December 31, 2003, 2002 and 2001. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Management believes the Company's current critical accounting policies are comprised of the following:

Reserves for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry. Management uses an independent actuary to formulate this estimate. Differences in the estimates may result in revised claims expense which is recognized in the period in which the difference is determined. See
Note 11 to our financial statements for the effect on the year 2003.

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

At December 31, 2003 and 2002, respectively, the Company had gross deferred tax assets of $1,004,000 and $1,080,000 with corresponding valuation allowances of $808,865 and $758,000 resulting from net operating loss carryovers and temporary
                                       10
differences primarily related to the life insurance subsidiary. The resulting net deferred tax asset is $195,136 and $322,000 at December 31, 2003 and 2002, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

                                                        2003                   2002                  2001
                                                 -------------------    -------------------    ------------------
Current tax provisions                                    $ 519,949              $ 174,000              $ 52,993
Deferred tax provision                                       85,036                202,000               243,000
                                                 -------------------    -------------------    ------------------


Total income tax provision                                 $604,985               $376,000              $295,993
                                                 ===================    ===================    ==================


The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                    2003                    2002                 2001
                                                          -------------------     --------------------    --------------------

Book income before tax                                            $3,341,340               $2,876,727              $1,579,471
                                                          ===================     ====================    ====================


Income tax computed at statutory rate (34%)                      $ 1,136,056                $ 978,088               $ 537,020
Valuation allowance for AMT credit                                   138,507                   56,000                  52,993
Revision of valuation allowance                                    (101,550)                (169,045)                (25,510)
Rate differential                                                  (568,028)                (489,043)               (268,510)
                                                          -------------------     --------------------    --------------------


Total income tax provision (benefit)                               $ 604,985                $ 376,000               $ 295,993
                                                          ===================     ====================    ====================



The Company has net operating loss carry forwards for income tax purposes at December 31, 2003 as follows:


                               Expiring
                        ---------------------

                                        2005           $  38,024
                                        2006             545,898
                                        2007             286,096
                                        2008             202,779
                                        2009             162,019
                                        2010             185,160
                                        2011              65,880
                                        2012             310,402
                                        2018             347,054
                                        2019             130,716
                                        2020              65,199
                                        2023             121,507
                                                 ----------------

                                                      $2,460,734
                                                 ================

Financial Condition

                                                 2003                    2002                  2001
                                          -------------------     --------------------    ----------------
 Income from Operations before
    Income Taxes                                  $3,341,340               $2,876,727          $1,579,471
Book Value Per Share                                   $0.55                    $0.41               $0.28
Statutory Capital and Surplus of
    Insurance Subsidiary                         $12,348,394              $10,716,560          $7,858,222
Stockholders' Equity - GAAP                      $10,690,735               $8,310,767          $5,674,309
A.M. Best Financial Rating                                B+                       B+                   B

The Company's financial condition strengthened during 2003 due to the increase in net income.

Liquidity and Capital Resources
At December 31, 2003 the Company had liquid assets of $3,398,661 in cash, U.S. Treasury Bills, money market savings accounts, and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow. In 2003, BNLAC collected approximately $40.2 million of premiums and annuity deposits (gross before reinsurance) and $970,382 of investment income. Another source of cash flow in 2003 was overwrite commissions of $332,566 on vision products. At the same time the Company paid $30,108,152 in policy benefits and other insurance costs.

Approximately $1.46 million of the bond portfolio is classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. The bonds include; telecommunication, utilities, automobile bonds and U. S. Treasury Bonds that have large unrealized profits. The Company may sell these bonds before they mature.

Approximately $15.1 million of the bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost. This classification reflects management's ability and intent to hold the bonds until maturity. No adjustments to surplus are made as bond values change.

The table below discloses the unrealized gains and losses on the "Held to Maturity" bonds.

Portfolio Designated "Held to Maturity"

                                                                              Gross            Gross
                                                                            Unrealized       Unrealized       Estimated
                                                        Amortized Cost         Gains            Loss         Market Value
December 31, 2003                                      ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
   US government corporations and agencies                $ 11,541,392          $ 63,196         $ 70,725       $11,533,863
Obligations of states and political subdivisions               298,566             8,434                -           307,000
Corporate securities                                         1,958,402            62,704            2,531         2,018,575
Mortgage-backed securities
   GNMA                                                      1,321,736               509            8,193         1,314,052
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $15,120,096          $134,843          $81,449       $15,173,490
                                                        ===============    ==============    =============    ==============

The Company did not sell any of the bonds designated as Held to Maturity in 2003.

The Company's investments are primarily in U.S. Government and Government Agencies ($11,590,917 amortized book value) and other investment grade bonds ($3,980,214 amortized book value). The Company does not hedge its investment income through the use of derivatives.

Other long term investments of $1,527,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable
                                       12
monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLE receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement with an advance amount of $170,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit is at prime, 4.50%, with interest payable monthly to BNLAC.

On November 5, 2001 the Company's Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings") that included a $575,000 payment to Class Counsel, which was paid in December 2002.

Another term of the settlement is the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company's common stock owned by the members of the class. The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year's earnings. The total principal amount of verified class action bondholders is $3,025,499. Contingent bond liability is $660,447. Bond interest expense was $189,985 in 2003. BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The maximum amount of dividends, which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner, is subject to restrictions relating to statutory surplus. The Arkansas Insurance Commissioner has reviewed and approved the settlement. The Company does not expect the dividend restrictions to impact its ability to meet its cash needs. The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2002, BNLAC paid dividends totaling $857,734 to BNLE and BNLF for the purchase of Company stock and bonds and for other general operating funds.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2003.

Long-Term Contractual Obligations                           Total       < 1 Year         1-3 Years        3-5 Years       > 5 Years
---------------------------------                           -----       --------         ---------        ---------       ---------

Bonds and Related Future Interest Payable*               $5,027,499      $182,000         $364,000         $364,000      $4,117,499
Operating Lease Obligations                                 430,000       248,000          180,000           18,000               -
Liability  for  Future  Policy  Benefits & Annuity
    Deposits**                                                    -             -                -                -               -
Supplementary Contracts                                      80,500        27,000           34,500           19,000               -

*  Interest payments are made only if the Company is profitable.
** Payment of liability is dependent on death of the insured or demand of the annuitant.

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

Results of Operations
Premium income was $40,809,336 in 2003, $41,237,420 in 2002, and $38,463,464 in
2001. The decrease of 1% in 2003 was due to the loss of three large dental groups at the end of 2002 and the first quarter of 2003. The increase in 2002 was due to an increase in group dental insurance premiums written. In 2003, group dental insurance premium income made up 92.4% of total premium income.
                                       13

Net investment income was $970,382 in 2003, $1,148,225 in 2002, and $1,029,457
in 2001, a decrease of 15% in 2003, and an increase of 12% in 2002. The decrease in 2003 was primarily due to the general decline in interest rates. The Company transferred some of its short-term investments and used its positive operating cash flow to increase its fixed maturity investment portfolio in 2003. In 2002, several of the Company's investments in fixed maturities decreased due to government agency bonds that were called and reinvested in short term investments.

The Company receives marketing fees from EBI per the marketing agreement mentioned above. The Company received marketing fees of $146,107 in 2003 and $143,619 in 2002.

Realized capital gains and (losses) on investments was $154,628 in 2003, ($161,430) in 2002 and $16,231 in 2001. The realized gain in 2003 is primarily from the sale of U.S. Treasury bonds. The realized loss in 2002 was primarily due to the write down in value of MCI Bonds and Conseco Inc. common stock. The Company had a realized gain on debt extinguishments of $424,726 in 2003 due to the purchase of debentures payable at less than par value.

Increase in liability for future policy benefits was $34,377 in 2003, $93,518 in 2002 and $56,063 in 2001. The decrease in 2003 was due to a slight decrease in the number of whole life insurance policies in force. The increase in 2002 and 2001 was due to increases in life insurance in force.

Policy benefits and other insurance costs increased from $29,570,207 in 2001, to $30,789,481 in 2002 and decreased to $30,108,152 in 2003. The decrease in 2003 was the result of a $900,000 reduction in group dental claims and the increase in 2002 was due to an increase in claims and commissions resulting from the increase in group dental insurance in force. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 62.7% in 2003, 64.1% in 2002 and 65.5% in 2001. The claims ratio has steadily decreased over the last three years due to the Company's constant monitoring of rates and trends in dental costs.

Amortization of deferred policy acquisition costs was $30,403 in 2003, $26,918 in 2002 and $29,844 in 2001. Amortizaton of deferred policy acquisition costs varies in relation to lapses or surrenders of existing policies.

Operating expenses were $7,664,081 in 2003, $7,249,662 in 2002 and $6,525,350 in
2001. The increase in expenses in 2003 was due to an increase in executive bonus incentive plan expenses, which increase with profits, payroll expense and marketing expense associated with increased product and sales promotion. The increase in expenses in 2002 was due to an increase in payroll expense, employee insurance expense and depreciation expense.

Taxes other than on income were $1,326,826 in 2003, $1,331,528 in 2002 and $1,233,806 for 2001. The decrease in 2003 was due to a decrease in premium taxes on fewer premiums collected. The increase in 2002 was due to the premium taxes on the increased insurance premiums collected.

For 2003, the consolidated net income from operations before taxes was $3,341,340 compared to $2,876,727 in 2002 and $1,579,471 in 2001. The increase in 2003 was due to a decrease in claims on group dental business and an increase in realized gains. The increase in 2002 was due to a decrease in the dental loss ratio, and increases in premium revenue, investment income and marketing fees.

Earnings per share was $.14, $.12, and $.06 in 2003, 2002 and 2001, respectively. The effect of the treasury shares described in Note 6 to the financial statements was immaterial in 2003 and 2001 and increased earnings per share $.015 in 2002.

The provision for income taxes was $604,985 in 2003, $376,000 in 2002 and $295,993 in 2001. For the periods ended December 31, 2003, 2002 and 2001, the Company had $519,949, $174,000 and $52,993 of current federal tax expense and $85,036, $202,000 and $243,000 of deferred tax expense; respectively. The increase in 2003 is due to the net operating losses of the life insurance subsidiary being fully utilized in 2002.
                                       14

For the year ended December 31, 2003, other comprehensive income was $56,053 compared to $171,170 in 2002 and $90,760 for the same period in 2001. The comprehensive income in 2003 and 2001 was due to a decrease in interest rates that increased the market value of the Company's bond portfolio. The increase in comprehensive income for the period ended December 31, 2002 was due to the reclassification adjustment for realized losses of $161,429 in 2002.

Looking Forward
BNLAC plans to apply for authority to market insurance products in additional states in the upcoming year. In March 2003 we received approval to market insurance in Alaska and West Virginia and we currently have applications pending for certificates of authority in Wisconsin and New Mexico.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2003 and December 31, 2002. We held various financial instruments at December 31, 2003 and 2002, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4).

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at December 31, 2003 and December 31, 2002 was $16,631,478 and $12,401,507, respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2003 of approximately $469,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2004, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2003 totaled $373,214, or only 1.7% of total investments and cash on a consolidated basis. We do not hedge our equity price risk. As of December 31, 2003, a 20% adverse change in equity prices would result in an approximate $76,000 decrease in the fair value of our equity securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information on pages F-1 through F-22 attached to this Report is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A INTERNAL CONTROLS AND PROCEDURES

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

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                                First Became
                                                Director or
           Name                   Age         Executive Officer                          Position
----------------------------    --------    ---------------------    -----------------------------------------------

Wayne E. Ahart                    63                1984                   Chairman of the Board and Director
C. Donald Byrd                    62                1984                Vice Chairman of the Board and Director
Kenneth Tobey                     45                1994                         President and Director
Barry N. Shamas                   56                1984                 Executive Vice President, Treasurer and
                                                                                        Director
Cecil Alexander                   67                1994                                Director
Richard Barclay                   66                1994                                Director
Eugene A. Cernan                  69                1994                                Director
Hayden Fry                        74                1984                                Director
John Greig                        68                1984                                Director
Roy B. Keppy                      80                1984                                Director
Roy Ledbetter                     73                1994                                Director
John E. Miller                    73                1994                                Director
James A. Mullins                  69                1984                                Director
C. James McCormick                78                1984                                Director
Robert R. Rigler                  80                1989                                Director
Chris Schenkel                    79                1994                                Director
L. Stan Schoelerman               78                1984                                Director
Orville Sweet                     79                1984                                Director
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

Roy E. Ledbetter is retired as President and Chief Executive Officer of Highland Industrial Park, a division of Highland Resources, Inc. in East Camden, Arkansas. He holds a Bachelor of Science Degree in Education from Southern Arkansas University at Magnolia, a Masters Degree in Education from Henderson State University at Arkadelphia and an AMP from Harvard Business School at Boston. In 1966, Mr. Ledbetter joined Highland Resources, Inc. and coordinated organization of Southern Arkansas University Technical Branch; was promoted to Division Manager (1972), Vice President and Division Manager (1975), Senior Vice President (1980), and President in 1984. He is past President of the Camden Chamber of Commerce; was 1977 Camden Jaycee's Man of the Year; was awarded first annual Camden Area Chamber of Commerce Community Service Award in 1983; served on Education Standards Committee of the State of Arkansas; and presently serves on the Boards of East Camden and Highland Railroad, Shumaker Public Service Corporation, Merchants and Planters Bank of Camden, and First United Bancshares of El Dorado.
                                       18

C. James McCormick is former Chairman of the Board of McCormick, Inc., Best Way Express, Inc., Emeritus, Inc., and President of JAMAC Corporation, all of Vincennes, Indiana. He is also the former Vice Chairman of Golf Hosts, Inc. He is the owner of CJ Leasing, LLC. Mr. McCormick is former Chairman of the Board of Directors and CEO of First Bancorp, Vincennes, Indiana; former Chairman of the Vincennes University board of trustees and a Life Director of the Indiana Chamber of Commerce; and a former member of the Young President's Organization. He is a former Chairman of the Board of the American Trucking Associations. Mr. McCormick is a Past Chairman of the National Board of Trustees of The Fellowship of Christian Athletes.

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

Audit Committee

The Company's audit committee consists of three members of the board of directors, Richard Barclay, Robert Rigler and John Greig. Mr. Barclay, a Certified Public Accountant, is the committee's financial expert and is independent of management. See description of board members for additional information.

Code of Ethics

The Company has a code of ethics that applies to all officers of the Company. To receive a copy of the Company's code of ethics without charge, contact:



                                Ms. Pam Randolph
                            BNL Financial Corporation
                                  7530 Hwy. 107
                            Sherwood, Arkansas 72120

                         ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The following table sets forth certain information regarding remuneration of executive officers in excess of $100,000 during the three years ended December 31.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                           Annual Compensation                  Awards       Payouts
            (A)                 (B)       (C)           (D)         (E)           (F)           (G)          (H)           (I)
                                                                   Other      Restricted
     Name and Principal                                            Annual        Stock      Options/SARs     LTIP        All Other
          Position             Year      Salary        Bonus     Compensation  Award(s)         (#)         Payouts    Compensation
----------------------------- -------- ------------ ------------ ----------- -------------- ------------ ------------- ------------
    Wayne E. Ahart, CEO        2003     $125,000       $184,288     $42,658       $0             -            $0           $0
             "                 2002     $125,000       $154,506     $54,086       $0             -            $0           $0
             "                 2001     $125,000        $60,417     $10,462       $0             -            $0           $0
 Barry N. Shamas, Executive
            V.P.               2003     $110,600       $100,347     $18,028       $0             -            $0           $0
             "                 2002     $110,600        $62,430     $18,237       $0             -            $0           $0
             "                 2001     $110,600        $39,217        $809       $0             -            $0           $0
    C. Donald Byrd, Vice
   Chairman of the Board
                               2003      $95,824        $98,769     $26,734       $0             -            $0           $0
             "                 2002      $92,500        $51,283     $26,570       $0             -            $0           $0
             "                 2001      $92,500        $43,545      $3,922       $0             -            $0           $0
  Kenneth Tobey, President
                               2003      $79,583       $105,009      $9,369       $0             -            $0           $0
             "                 2002      $77,500        $55,033     $12,136       $0             -            $0           $0
             "                 2001      $77,500        $42,295      $3,256       $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers in 2003, as a group, is $996,209 including bonuses of approximately $100,000 under the Company's stock bonus plan and $388,413 under the executive incentive bonus plan. In addition, executives have accrued bonuses payable at December 31, 2003, of approximately $100,000 under the stock bonus plan and approximately $71,000 under the executive bonus plan. The Company does not have employment agreements with any of its officers.

The Company does not have any employment or severance agreements with officers or employees.

Compensation of Directors
Each director receives a fee of $500 per company, plus reasonable travel expenses for each meeting of the Board of Directors attended. The Audit Committee receives $500 for each meeting attended.

Benefit Plans
See Equity Compensation Plans for a description of the Agents' Nonqualified Stock Option Plan and the 2002 Non-Director, Non-Executive Stock Option Plan.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. The life company subsidiary bears its prorata share of the bonus expense based on its pre-tax statutory profits. Bonus expense was $334,134, $287,673 and $144,662 under this plan for 2003, 2002 and 2001, respectively.

The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000, $100,000 and $51,674 were granted in 2003, 2002 and 2001, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $46,138, $32,565 and $0 in 2003, 2002 and 2001, respectively.

Indebtedness of Management
No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 2003, other than for ordinary travel and expense advances and other reimbursable expenses, if any.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 2003:

                                                                         Amount and Nature of         Percent of Class as of
  Title of Class             Name and Address of Beneficial Owner      Beneficial Ownership (1)         December 31, 2003
-------------------          --------------------------------------    --------------------------    -------------------------

Common Stock                 Wayne E. Ahart                                  4,845,505(2)(3)                  24.92%
                             #14 Club Estates Parkway
                             Austin, Texas 78738
Common Stock                 Barry N. Shamas                                 2,801,816(5)                     14.41%
                             1095 Hidden Hills Dr.
                             Dripping Springs, Texas 78620
Common Stock                 Universal Guaranty Life Insurance               2,216,776(2)                     11.40%
                             Company
                             5250 S. Sixth St. Rd.
                             Springfield, Illinois 62705
Common Stock                 C. Donald Byrd                                  1,615,743(4)                     8.31%
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

Security Ownership of Management
The following table sets forth, as of December 31, 2003, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:




                                                                   Amount and Nature of           Percent of Class as of
Title of Class                  Name of Beneficial Owner          Beneficial Ownership (1)          December 31, 2003
-----------------------    -----------------------------------    -------------------------    ---------------------------
     Common Stock          Wayne E. Ahart                                 4,845,505(2)                    24.92%
          "                Barry N. Shamas                                2,801,816(4)                    14.41%
          "                C. Donald Byrd                                 1,615,743(3)                     8.31%
          "                Kenneth Tobey                                    914,786                        4.70%
          "                C. James McCormick                               137,084(5)                      .70%
          "                Hayden Fry                                        69,047                         .36%
          "                John Greig                                        50,102                         .26%
          "                Roy Keppy                                         51,001                         .26%
          "                James A. Mullins                                  50,000                         .26%
          "                L. Stanley
                           Schoelerman                                       50,000                         .26%
          "                Orville Sweet                                     50,000                         .26%
          "                Richard Barclay                                   46,088                         .23%
          "                John E. Miller                                    47,111                         .24%
          "                Cecil Alexander                                   37,088                         .19%
          "                Eugene A. Cernan                                  37,088                         .19%
          "                Roy Ledbetter                                     37,088                         .19%
          "                Chris Schenkel                                    37,088                         .19%
          "                Robert R. Rigler                                   3,295                         .02%
          "                All Executive Officers and
                           Directors as a group (18 persons)             10,879,930                       55.95%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from our 2004 Proxy Statement.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements
The information required by this section is set forth on page F-1 to F-19 of this Report and is incorporated herein by reference.

     2. The following financial statement schedule required to be filed by Paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report.

Schedule III - Condensed Financial Information of Registrant F-20 to F-22

Schedules I and VI have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.  Exhibits

    No.                                Description                                          Page or Method of Filing
-------------    ------------------------------------------------------    --------------------------------------------------------
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

    10.2         Agreement dated December 21, 1990 between Registrant        Incorporated by reference to Exhibit I of the
                 and C. Donald Byrd granting Registrant right of first       Company's Quarterly Report on 10-QSB for the period
                 refusal as to future transfers of Mr. Byrd's shares of      ended March 31, 1996.
                 the Company's common stock.
                                       23


    10.3         Office lease assumption and assignment agreement dated      Incorporated by reference to Exhibit 10.9 of the
                 September 1, 1998, between Brokers National Life            Company's Annual Report on Form 10-KSB for the period
                 Assurance Company and Walgreen Company and Charles H.       ending December 31, 1998.
                 Morrison for premises in Austin.

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

     21         Subsidiaries of Registrant.                                  Filed herewith.

     31.1       Certification of Chief Executive Officer                     Filed herewith - E1
                Section 302

     31.2       Certification of Chief Financial Officer                     Filed herewith - E2
                Section 302

     32.1       Certification of Chief Executive Officer                     Filed herewith - E3
                Section 906

     32.2       Certification of Chief Financial Officer                     Filed herewith - E3
                Section 906

(b) Reports on Form 8-K
The Company did not file reports on Form 8-K for the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2004.

                                                     BNL FINANCIAL CORPORATION

                                                       /S/ Wayne E. Ahart
                                                       ------------------------
                                                    By: Wayne E. Ahart,
                                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 Signature                                         Title                                  Date
---------------------------------------------    ------------------------------------------     --------------------------


             /S/ Wayne E. Ahart                                                                        03/30/2004
---------------------------------------------                                                   --------------------------
               Wayne E. Ahart                        Chairman of the Board, Director
                                                      (Principal Executive Officer)


             /S/ C. Donald Byrd                                                                        03/16/2004
---------------------------------------------                                                   --------------------------
               C. Donald Byrd                    Vice Chairman of the Board and Director


             /S/ Kenneth Tobey                                                                         03/16/2004
---------------------------------------------                                                   --------------------------
               Kenneth Tobey                               President and Director



            /S/ Barry N. Shamas                                                                        03/30/2004
---------------------------------------------                                                   --------------------------
              Barry N. Shamas                     Executive Vice President, Treasurer and
                                                     Director (Principal Financial and
                                                            Accounting Officer)


               /S/ Hayden Fry                                                                          03/16/2004
---------------------------------------------                                                   --------------------------
                 Hayden Fry                                       Director


               /S/ John Greig                                                                          03/16/2004
---------------------------------------------                                                   --------------------------
                 John Greig                                       Director


               /S/ Roy Keppy                                                                           03/16/2004
---------------------------------------------                                                   --------------------------
                 Roy Keppy                                        Director


           /S/ C. James McCormick                                                                      03/16/2004
---------------------------------------------                                                   --------------------------
             C. James McCormick                                    Director


            /S/ James A. Mullins                                                                       03/16/2004
---------------------------------------------                                                   --------------------------
              James A. Mullins                                    Director


            /S/ Robert R. Rigler                                                                       03/16/2004
---------------------------------------------                                                   --------------------------
              Robert R. Rigler                                    Director


          /S/ Stanley Schoelerman                                                                      03/16/2004
---------------------------------------------                                                   --------------------------
            Stanley Schoelerman                                   Director


             /S/ Orville Sweet                                                                         03/16/2004
---------------------------------------------                                                   --------------------------
               Orville Sweet                                      Director


            /S/ Cecil Alexander                                                                        03/16/2004
---------------------------------------------                                                   --------------------------
              Cecil Alexander                                     Director


            /S/ Richard Barclay                                                                        03/16/2004
---------------------------------------------                                                   --------------------------
              Richard Barclay                                     Director

            /S/ Eugene A. Cernan                                                                       03/16/2004
---------------------------------------------                                                   --------------------------
              Eugene A. Cernan                                    Director


             /S/ Roy Ledbetter                                                                         03/16/2004
---------------------------------------------                                                   --------------------------
               Roy Ledbetter                                      Director


             /S/ John E. Miller                                                                        03/16/2004
---------------------------------------------                                                   --------------------------
               John E. Miller                                     Director


             /S/ Chris Schenkel                                                                        03/16/2004
---------------------------------------------                                                   --------------------------
               Chris Schenkel                                     Director


                           ANNUAL REPORT ON FORM 10-K

                             ITEM 15 (a) AND 15 (d)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES

                                DES MOINES, IOWA

--------------------------------------------------------------------------------



Table of Contents

                                                                                                        Page Number of 2003
                                                                                                             Form 10-K

                                                                                                      -------------------------
Item 15(a) Financial Statements

Report of Independent Accountants on Financial Statements                                                       F-2

Consolidated Balance Sheet, December 31, 2003 and 2002                                                          F-3

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31,
2003, 2002 and 2001                                                                                             F-4

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2003,
2002 and 2001                                                                                                   F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001
                                                                                                                F-6

Notes to Consolidated Financial Statements                                                                      F-7

Item 15(d) - Schedule III, Condensed Financial Information of Registrant                                        F-20

--------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Report of Independent Registered Public Accountanting Firm
--------------------------------------------------------------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                      /S/ Smith, Carney &Co.
                                                      ------------------------
Oklahoma City, Oklahoma                               SMITH, CARNEY & CO., p.c.
February 9, 2004


-----------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                        ------------------------------------------
ASSETS                                                                                        2003                     2002
                                                                                        -----------------         ----------------
   Cash and cash equivalents                                                                  $3,398,661               $5,660,879
   Investments in fixed maturities at fair value, Available for Sale  (amortized
     cost $1,245,558; $2,348,098; respectively)                                                1,457,988                2,524,142
   Investments in fixed maturities at amortized cost, Held to Maturity  (fair
     value $15,173,490; $9,877,365; respectively)                                             15,120,096                9,771,071
   Other long-term investments - (Note 4)                                                      1,527,407                1,497,407
   Investment in equity securities, at fair value
       (cost $339,509, $175,626, respectively)                                                   373,214                  120,265
                                                                                        -----------------          ---------------
               Total Investments, Including Cash and  Cash Equivalents                        21,877,366               19,573,764

   Accrued investment income                                                                     183,713                  186,518
   Furniture and equipment, net                                                                  486,000                  462,843
   Deferred policy acquisition costs                                                             220,937                  251,340
   Policy loans                                                                                  144,122                  128,651
   Receivable from reinsurer                                                                      31,065                   32,236
   Premiums due and unpaid                                                                     1,059,950                  921,008
   Income tax assets                                                                             195,136                  322,000
   Intangible assets                                                                             162,237                  168,052
   Other assets                                                                                  194,728                   86,930
                                                                                        -----------------          ---------------

               Total Assets                                                                  $24,555,254              $22,133,342
                                                                                        =================          ===============

LIABILITIES
   Liabilities for future policy benefits                                                     $1,577,978               $1,544,772
   Policy claims payable                                                                       2,578,992                2,357,549
   Annuity deposits                                                                            2,777,665                2,847,549
   Deferred annuity profits                                                                      425,980                  478,058
   Premium deposit funds                                                                          40,260                   43,825
   Supplementary contracts without life contingencies                                             69,596                   89,707
   Advanced and unallocated premium                                                            1,127,148                  739,856
   Commissions payable                                                                           433,257                  445,468
   Accrued taxes and expenses                                                                    777,128                  621,413
   Bonds payable                                                                               3,025,499                        -
   Other liabilities                                                                             370,569                  384,974
                                                                                        -----------------          ---------------

               Total Liabilities                                                              13,204,072                9,553,171
                                                                                        -----------------          ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
   Contingent long-term liabilities                                                              660,447                4,269,404
                                                                                        -----------------          ---------------

                Total Commitments and Contingencies                                              660,447                4,269,404
                                                                                        -----------------          ---------------


SHAREHOLDERS' EQUITY
   Common stock, $.02 stated value, 45,000,000 shares authorized;
      20,980,760; 23,419,647 shares issued and outstanding, respectively                         419,616                  468,393
   Additional paid-in capital                                                                 10,787,911               14,366,816
   Accumulated other comprehensive income                                                        177,768                  121,715
   Accumulated surplus (deficit)                                                                 457,336              (2,279,019)
   Contingent treasury stock 440,298; 2,846,269 shares, respectively (Note 6)                  (660,447)              (4,269,404)
   Treasury stock, at cost, 1,098,493; 301,205 shares, respectively                            (491,449)                 (97,734)
                                                                                        -----------------          ---------------

               Total Shareholders' Equity                                                     10,690,735                8,310,767
                                                                                        -----------------          ---------------

               Total Liabilities and Shareholders' Equity                                    $24,555,254              $22,133,342
                                                                                        =================          ===============
The accompanying notes are an integral part of the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Operations
and Comprehensive Income For the years ended December 31, 2003, 2002, and 2001
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                       Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                         2003                     2002                   2001
                                                                   ------------------       -----------------       ----------------
Income
   Premium income                                                        $40,809,336             $41,237,420            $38,463,464
   Net investment income                                                     970,382               1,148,225              1,029,457
   Marketing fees (Note 4)                                                   146,107                 143,619                 60,589
   Realized gain on debt retirements                                         424,726                       -                      -
   Realized gains (losses)                                                   154,628               (161,430)                 16,231
                                                                   ------------------       -----------------       ----------------

               Total Income                                               42,505,179              42,367,834             39,569,741
                                                                   ------------------       -----------------       ----------------

Expenses
   Increase in liability for future policy benefits                           34,377                  93,518                 56,063
   Policy benefits and other insurance costs                              30,108,152              30,789,481             29,570,207
   Amortization of deferred policy acquisition costs                          30,403                  26,918                 29,844
   Litigation settlement expense (Note 6)                                          -                       -                575,000
   Operating expenses                                                      7,664,081               7,249,662              6,525,350
   Taxes, other than on income                                             1,326,826               1,331,528              1,233,806
                                                                   ------------------       -----------------       ----------------

                Total Expenses                                            39,163,839              39,491,107             37,990,270
                                                                   ------------------       -----------------       ----------------

                Income from Operations before
                     Income Taxes                                          3,341,340               2,876,727              1,579,471

   Provision for income taxes                                                604,985                 376,000                295,993
                                                                   ------------------       -----------------       ----------------

               Net Income                                                $ 2,736,355             $ 2,500,727            $ 1,283,478
                                                                   ==================       =================       ================

Net income per common share (basic and diluted)                                $0.14                   $0.12                  $0.06
                                                                   ==================       =================       ================

Weighted average number of fully
    paid common shares                                                    20,082,075              20,469,480             22,802,610
                                                                   ==================       =================       ================

               Net Income (as above)                                     $ 2,736,355             $ 2,500,727            $ 1,283,478
                                                                   ------------------       -----------------       ----------------


Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain arising during period
           (net of $42,000 of deferred taxes in 2003)                        210,680                   9,741                106,990
       Reclassification adjustment for gain (loss)
           included in net income                                          (154,627)                 161,429               (16,230)
                                                                   ------------------       -----------------       ----------------

                Other Comprehensive Income                                    56,053                 171,170                 90,760
                                                                   ------------------       -----------------       ----------------

                Comprehensive Income                                      $2,792,408              $2,671,897             $1,374,238
                                                                   ==================       =================       ================






The accompanying notes are an integral part of the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Changes in
Shareholders' Equity For the years ended December 31, 2003, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                   Accumulated
                                   Common Stock                                 Additional           Other           Accumulated
                           ----------------------------        Paid-In          (Deficit)        Comprehensive        Treasury
                               Shares         Amount            Capital          Surplus             Income            Stock
                           -------------  -------------   --------------    -----------------    --------------    ---------------
Balance, December 31, 2000    23,311,944       $466,239      $14,308,230         $(6,063,224)        $(140,215)          $(64,105)
                           =============  =============   ==============    =================    ==============    ===============
Accumulated other
     comprehensive income              -             -                 -                    -            90,760                  -

Contingent treasury stock
      (See Note 6)                     -             -                 -                    -                 -        (4,269,404)

Sale of treasury stock                 -             -             4,770                    -                 -             57,780

Net income                             -             -                 -            1,283,478                 -                  -
                           -------------  -------------    --------------    -----------------    --------------    ---------------

Balance, December 31, 2001    23,311,944       $466,239       $14,313,000         $(4,779,746)         $(49,455)       $(4,275,729)
                            ============  =============    ==============    =================    ==============    ===============

Accumulated other
     comprehensive income              -             -                  -                    -           171,170                 -

Sale of treasury  stock                -             -                523                    -                 -             6,325

Purchase treasury stock                -             -                  -                    -                 -          (97,734)

Stock options exercised           55,550         1,111             26,664                    -                 -                 -

Sale of common stock              52,153         1,043             25,033                    -                 -                 -

Stock options granted                  -             -              1,596                    -                 -                 -

Net income                             -             -                  -            2,500,727                 -                 -
                           -------------  ------------     --------------    -----------------     --------------   ---------------

Balance, December 31, 2002    23,419,647      $468,393        $14,366,816         $(2,279,019)          $121,715      $(4,367,138)
                           =============  ============     ==============    =================     ==============   ===============

Accumulated other comprehensive
    income                            -             -                  -                     -            56,053                 -

Sale of treasury stock                -             -              5,317                     -                 -            83,309

Purchase of treasury stock            -             -                  -                     -                 -          (505,355)

Stock options exercised          38,125           763             18,662                     -                 -                 -

Purchase of common stock        (52,153)       (1,043)          (25,033)                     -                 -                 -

Stock options granted                 -             -             10,940                     -                 -                 -

Retirement of treasury stock (2,424,859)      (48,497)       (3,588,791)                     -                 -         3,637,288

Net income                            -             -                  -             2,736,355                 -                 -

                          -------------  ------------     --------------      ----------------    --------------   ---------------

Balance, December 31, 2003   20,980,760      $419,616        $10,787,911              $457,336          $177,768      $(1,151,896)
                          =============  ============     ==============      ================    ==============   ===============
                         The accompanying notes are an integral part of the consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                  2003               2002                2001
                                                                             ---------------    ----------------    ---------------
Cash Flows from Operating Activities
     Net income                                                                   $2,736,355          $2,500,727         $1,283,478
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Realized (gain) loss on investments                                    (152,951)             161,429           (13,968)
            Realized (gain) loss on sale of furniture and equipment                  (1,677)                   -            (2,263)
            Realized gain on debt extinguishments                                  (424,726)                   -                  -
            Depreciation                                                             195,425             224,660            141,553
            Decrease in deferred tax asset                                            84,000             202,000            243,000
            Amortization of deferred acquisition costs, and bond issuance cost        36,218              32,733             36,923
            Accretion of bond discount                                                24,473               3,541              1,135
            Common stock and stock options granted                                    31,440               1,596                  -
        Change in assets and liabilities:
             Decrease in accrued investment income                                     2,805              37,582             24,197
             (Increase) decrease in receivable from reinsurer                          1,171               2,754            (5,360)
             (Increase) decrease in premiums due and unpaid                        (138,942)           (134,663)            160,430
             Increase in liability for future policy benefits                         33,208              90,765             61,423
             Increase (decrease) in policy claims payable                            221,443            (89,386)                585
             Increase (decrease) in annuity deposits and deferred profits          (121,962)            (37,195)             87,959
             Decrease in premium deposit funds                                       (3,565)            (18,162)           (39,504)
             Increase (decrease) in advanced and unallocated premium                 387,292            (58,934)            142,175
             Increase (decrease) in commissions payable                             (12,211)           (178,016)            182,844
             Increase (decrease) in contingent settlement expense liability                -           (575,000)            575,000
             Other, increase                                                           7,014             215,423             79,962
                                                                              ---------------    ----------------    ---------------
                    Net Cash Provided by Operating Activities                      2,904,810           2,381,854          2,959,569
                                                                              ---------------    ----------------    ---------------

Cash Flows from Investing Activities
     Proceeds from sales of investments                                            1,102,540             484,376            293,440
     Proceeds from maturity or redemption - Available for Sale Investments                 -           4,503,229         10,414,084
     Proceeds from maturity or redemption - Held to Maturity Investments           6,503,497           3,336,000                  -
     Proceeds from sale of furniture and equipment                                    10,976                   -              7,171
     Purchase of equity securities                                                 (163,885)           (224,325)          (131,579)
     Purchase of furniture and equipment                                           (227,882)           (263,938)          (195,194)
     Purchase of fixed maturity securities, Available for Sale                             -         (4,526,454)       (12,580,768)
     Purchase of fixed maturity securities, Held to Maturity                    (11,756,299)         (1,603,133)                  -
     Other Investments - Line of credit advanced                                    (30,000)           (140,000)                  -
                                                                              ---------------    ----------------    ---------------
                     Net Cash Provided (Used) in Investing Activities            (4,561,053)           1,565,755        (2,192,846)
                                                                              ---------------    ----------------    ---------------

Cash Flows from Financing Activities
     Sale of treasury stock                                                           58,797               6,848             62,550
     Purchase of treasury stock                                                    (477,023)            (97,734)                  -
     Net change in supplementary contracts                                          (20,111)              23,559           (35,343)
     Sale of common stock                                                                  -              26,076                  -
     Stock options exercised                                                          19,425              27,775                  -
     Debt extinguishments                                                          (187,063)                   -                  -
                                                                              ---------------    ----------------    ---------------
                      Net Cash Provided (Used) in Financing Activities             (605,975)            (13,476)             27,207
                                                                              ---------------    ----------------    ---------------

                      Net Increase (Decrease) in Cash and Cash Equivalents       (2,262,218)           3,934,133            793,930
                      Cash and Cash Equivalents, Beginning of Period               5,660,879           1,726,746            932,816
                                                                              ---------------    ----------------    ---------------

                      Cash and Cash Equivalents, End of Period                    $3,398,661          $5,660,879         $1,726,746
                                                                              ===============    ================    ===============
                         The accompanying notes are an integral part of the consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------

                                      F-6

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

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

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $1,500. See Note 10. The Company is licensed to sell in 35 states as of December 31, 2003. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

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

The income tax asset includes management's estimate of the future benefit to be derived from net operating loss carry forwards. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income. If future income is not generated as expected, deferred income tax assets may need to be written off (no such write-offs have occurred). See Note 3.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which were revised in the year 2000 to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 6.0% to 4.0% during 2003 and 2002.

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

Before September 30, 2002 the Company classified all of its fixed maturity investments as investments available for sale. Such securities may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security's prepayment risk, the Company's liquidity needs, and similar factors, including the Company's asset/liability management strategy. Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities classified as available for sale are recorded as a component of comprehensive income.

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

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flow disclosures, there was no material interest paid in 2002 or 2001. The Company made interest payments of $71,681 in 2003. The Company made cash payments for income taxes of $582,833, $173,472 and $68,993 in 2003, 2002 and 2001, respectively.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $487,709, and $544,294 at December 31, 2003 and 2002, respectively. Depreciation expense was $195,425, $224,660, and $141,553 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other assets include agents' balances of $61,028 and $28,420 at December 31, 2003 and 2002, respectively, after reduction for allowance of doubtful accounts. The allowance account had a credit recorded of $1,000 in 2003, an expense of $5,562 in 2002 and an $8,900 credit recorded during the same period in 2001.

The Company adopted Statement #142 of the Financial Accounting Standards Board in the first quarter of 2002, as required. The adoption had no material effect on the financial statements of the Company. The new accounting rule changes the methods of accounting for intangible assets, which generally were amortized over 40 years under previous rules. The new standard requires that intangible assets be separately presented on the face of the Balance Sheet and be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired. As indicated on the face of the Balance Sheet, the Company has intangible assets of $162,237 at December 31, 2003. These assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. Amortization expense of approximately $5,800, $5,800 and $7,100 was recorded for each of the years ended December 31, 2003, 2002 and 2001, respectively. The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.

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

2.  Shareholders' Equity

During 2003, the Company made cash offers to shareholders for the purchase of stock. Stock purchases amounted to $477,023 for 974,541 shares included in Treasury Stock at December 31, 2003.

At December 31, 2003 and 2002, shareholders' equity includes approximately $13,477,574 and $11,788,781, respectively, of BNLAC net assets. The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year. In March of 2003, the Arkansas Insurance Department approved the payment of up to a maximum of $1,138,400 of dividend payments by BNLAC to the Company in order to facilitate the purchase of bonds from debenture holders. BNLAC paid $857,734 of dividends to its parent company in 2003.

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

Capital and surplus and net loss of BNLAC as reported on a statutory basis are as follows:

                                        December 31,
                 --------------------------------------------------------------
                           2003                 2002                   2001
                      ------------          ------------           ------------

Capital and Surplus    $12,348,394           $10,716,560             $7,858,222
                       ===========           ===========             ==========

Net Income             $ 2,383,349           $ 2,599,946             $1,443,426
                       ===========           ===========             ==========


The following is a reconciliation of consolidated net income and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

                                              December 31, 2003               December 31, 2002              December 31, 2001
                                         ----------------------------  ------------------------------  ----------------------------
                                                         Capital and                     Capital and                   Capital and
                                            Income         Surplus         Income          Surplus         Income        Surplus
                                        --------------  -------------  -------------   --------------  -------------  -------------
Consolidated reporting under
  generally accepted accounting principles  $2,736,355    $10,690,735     $2,500,727      $ 8,310,767     $1,283,478     $5,674,308
Attributable to Parent Company and BNL
  Equity                                       249,925    (2,786,839)         81,348      (3,478,014)         57,013    (3,525,377)
                                        --------------  -------------  -------------   --------------  -------------  -------------

Brokers National Life Assurance Company      2,486,430     13,477,574      2,419,379       11,788,781      1,226,465      9,199,685

Deferred acquisition costs                      30,403      (220,936)         26,908        (251,339)         30,399      (278,260)
Reserve and premium adjustments               (14,650)         40,502         23,800           48,318         30,884         44,636
Interest maintenance reserve/AVR             (103,250)      (519,676)          7,769        (322,711)         17,113      (330,480)
Unrealized appreciation of securities              -        (209,113)             -          (53,321)             -          64,254
Annuity deposits and related adjustments      (92,311)        518,659       (18,280)          577,258         14,808        580,495
Income tax credit                               31,000       (22,136)        129,000         (96,000)        260,000       (38,000)
Other                                           45,728      (716,480)         11,369        (974,426)      (136,243)    (1,384,108)
                                        --------------  -------------  -------------   --------------  -------------  -------------

   BNLAC Statutory Basis                    $2,383,350    $12,348,394     $2,599,945      $10,716,560     $1,443,426     $7,858,222
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

At December 31, 2003 and 2002, respectively, the Company had gross deferred tax assets of $1,004,000 and $1,080,000 with corresponding valuation allowances of $808,865 and $758,000 resulting from net operating loss carryovers, and temporary differences primarily related to the life insurance subsidiary. The resulting net deferred tax asset is $195,136 and $322,000 at December 31, 2003 and 2002, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.


The provision (benefit) for income tax is as follows:

                              2003                2002              2001
                        ----------------    ---------------   ----------------
Current tax provisions       $ 519,949          $ 174,000           $ 52,993
Deferred tax provision          85,036            202,000            243,000
                        ----------------    ---------------   ----------------

Total income tax provision    $604,985           $376,000           $295,993
                        ================    ================  ================

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                    2003                 2002                    2001
                                                          -------------------     --------------------    --------------------

Book income before tax                                            $3,341,340               $2,876,727              $1,579,471
                                                          ===================     ====================    ====================


Income tax computed at statutory rate (34%)                      $ 1,136,056                $ 978,088               $ 537,020
Valuation allowance for AMT credit                                   138,507                   56,000                  52,993
Revision of valuation allowance                                    (101,550)                (169,045)                (25,510)
Rate differential                                                  (568,028)                (489,043)               (268,510)
                                                          -------------------     --------------------    --------------------


Total income tax provision (benefit)                               $ 604,985                $ 376,000               $ 295,993
                                                          ===================     ====================    ====================


The Company has net operating loss carry forwards for income tax purposes at December 31, 2003 as follows:

                               Expiring
                        ---------------------

                                        2005           $  38,024
                                        2006             545,898
                                        2007             286,096
                                        2008             202,779
                                        2009             162,019
                                        2010             185,160
                                        2011              65,880
                                        2012             310,402
                                        2018             347,054
                                        2019             130,716
                                        2020              65,199
                                        2023             121,507
                                                 ----------------

                                                      $2,460,734
                                                 ================

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated "Held to Maturity"
(Note 1)                                                                       Gross            Gross
                                                                            Unrealized        Unrealized       Estimated
December 31, 2003                                       Amortized Cost         Gains            Losses        Market Value
-----------------                                      ---------------    --------------    -------------    --------------

US Treasury securities and obligations of
   US government corporations and agencies                 $11,541,392          $ 63,196          $70,725       $11,533,863
Obligations of states and political subdivisions               298,566             8,434                -           307,000
Corporate securities                                         1,958,402            62,704            2,531         2,018,575
Mortgage-backed securities
   GNMA                                                      1,321,736               509            8,193         1,314,052
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $15,120,096          $134,843          $81,449       $15,173,490
                                                        ===============    ==============    =============    ==============


Portfolio Designated "Available for Sale"
(Note 1)                                                                        Gross            Gross
                                                                             Unrealized        Unrealized       Estimated
December 31, 2003                                        Amortized Cost         Gains            Losses        Market Value
-----------------                                       ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
   US government corporations and agencies                   $ 499,767          $105,121          $ 4,000          $600,888
Corporate securities                                           440,679           112,700              479           552,900
Public utility bonds                                           305,112                -               912           304,200
                                                        ---------------    --------------    -------------    --------------

Totals                                                      $1,245,558          $217,821          $ 5,391        $1,457,988
                                                        ===============    ==============    =============    ==============



Portfolio Designated "Held to Maturity"
(Note 1)                                                                       Gross            Gross
                                                                            Unrealized        Unrealized       Estimated
December 31, 2002                                       Amortized Cost        Gains            Losses         Market Value
-----------------                                      ---------------    --------------    -------------    --------------

US Treasury securities and obligations of
   US government corporations and agencies                  $5,766,990          $110,624          $ 4,464        $5,873,150
Obligations of states and political subdivisions               317,857             1,355              562           318,650
Corporate securities                                         1,705,908            44,378            8,886         1,741,400
Mortgage-backed securities
   GNMA                                                      1,980,316             3,409           39,560         1,944,165
                                                        ---------------    --------------    -------------    --------------

Totals                                                      $9,771,071          $159,766          $53,472        $9,877,365
                                                        ===============    ==============    =============    ==============



Portfolio Designated "Available for Sale"
(Note 1)                                                                       Gross            Gross
                                                                            Unrealized        Unrealized       Estimated
December 31, 2002                                       Amortized Cost         Gains            Losses        Market Value
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
                                                        ===============    ==============    =============    ==============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.


                                                     Held to Maturity                              Available for Sale
                                          -------------------------------------         ---------------------------------------
                                                     December 31, 2003                              December 31, 2003
                                          -------------------------------------         ---------------------------------------

                                                                  Estimated                                       Estimated
                                           Amortized Cost        Market Value            Amortized Cost          Market Value
                                           ---------------     ----------------         ----------------      ------------------
Due in one year or less                         $ 150,475           $  150,375                  $     -                 $     -
Due after one year through five years           3,000,000            2,959,375                        -                       -
Due after five years through ten years          4,801,692            4,845,775                  100,000                 100,000
Due after ten years                             5,846,193            5,903,913                1,145,558               1,357,988
                                           ---------------     ----------------         ----------------      ------------------

                                               13,798,360           13,859,438                1,245,558               1,457,988

Mortgage-backed securities                      1,321,736            1,314,052                        -                       -
                                           ---------------     ----------------         ----------------      ------------------

                                              $15,120,096          $15,173,490               $1,245,558              $1,457,988
                                           ===============     ================         ================      ==================

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2003, 2002 and 2001 were $7,606,037, $8,323,605 and $10,707,524, respectively. Gross gains were $155,003,
$17,725 and $14,472 and gross losses were $2,052, $70 and $504 as of December 31, 2003, 2002 and 2001, respectively. Losses recognized in 2002 due to permanent impairment of value in fixed maturity and equity securities were $179,084.

Investment in equity securities at December 31, 2003 and 2002 represents common stock investments as follows:

                                          2003                               2002
                             -------------------------------    -------------------------------
                                                  Market                             Market
                                 Cost             Value             Cost              Value
                             -------------     -------------    -------------     -------------
Banks, trusts and
     insurance companies          $ 2,423            $  580          $ 2,423            $  685
Industrial, savings
     and loans and other          337,086           372,634          173,203           119,580
                             -------------     -------------    -------------     -------------

                                 $339,509          $373,214         $175,626          $120,265
                             =============     =============    =============     =============

Net investment income for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                     2003                    2002                    2001
                                              -------------------    ---------------------    -------------------
Interest on debt securities and
     cash investments                                   $985,613               $1,180,356             $1,061,759
Dividends on equity securities                               954                       20                    -
                                              -------------------    ---------------------    -------------------

                                                         986,567                1,180,376              1,061,759
Investment expenses                                     (16,185)                 (32,151)               (32,302)
                                              -------------------    ---------------------    -------------------

Net Investment Income                                   $970,382               $1,148,225             $1,029,457
                                              ===================    =====================    ===================



Net realized gains and losses are summarized below:

                                             2003                    2002                     2001
                                    -------------------    ---------------------    ---------------------
Debt securities                              $ 152,951              $ (100,746)                  $ 3,558
Equity securities                                    -                 (60,683)                   10,410
Fixed assets                                     1,677                        -                    2,263
                                     -------------------    ---------------------    ---------------------

                                             $ 154,628              $ (161,429)                  $16,231
                                    ===================    =====================    =====================

Other long-term investments of $1,527,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLE receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $170,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit is at prime, 4.5%, with interest payable monthly to BNLAC.

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of our policyholders as a condition of doing business in certain states. The carrying values of these investment deposits are approximately $4,000,000 as of December 31, 2003 and 2002.

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

5.  Fair Value of Financial Instruments

                                                                 2003                                     2002
                                                   ---------------- ----------------        ---------------- ----------------
                                                      Carrying           Fair                  Carrying           Fair
                                                       Amount            Value                  Amount            Value
                                                   ---------------- ----------------        ---------------- ----------------
Cash and Cash Equivalents
       (Note 1)                                        $ 3,398,661      $ 3,398,661    (a)      $ 5,660,879      $ 5,660,879    (a)
Investments-fixed maturity, available for sale
       (Note 4 & Note 1)                                 1,457,988        1,457,988    (b)        2,524,142        2,524,142    (b)
Investments-fixed maturity, held to maturity
       (Note 4 & Note 1)                                15,120,096       15,173,490    (b)        9,771,071        9,877,365    (b)
Investments -equity securities
       (Note 4 & Note 1)                                   373,214          373,214    (b)          120,265          120,265    (b)
Notes receivable (Note 4)                                1,527,407        1,527,407    (a)        1,497,407        1,497,407    (a)
Other financial instruments-Assets                         398,452          398,452    (a)          375,825          375,825    (a)
                                                    ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                     $22,275,818      $22,329,212             $19,949,589      $20,055,883
                                                    ================ ================        ================ ================


                                                                  2003                                     2002
                                                   ----------------------------------       ---------------------------------
                                                        Carrying           Fair                  Carrying           Fair
                                                         Amount            Value                  Amount            Value
                                                    ---------------- ----------------        ---------------- ----------------
Liabilities
Premium deposit funds                                    $  40,260        $  40,260    (a)        $  43,825        $  43,825    (a)
Bonds payable                                            3,025,499        3,025,499    (a)                -                -
Supplementary contracts without life contingencies
       (Note 1)                                             69,596           69,596    (a)           89,707           89,707    (a)
Annuity deposits
       (Note 1)                                          2,777,665        2,777,665    (a)        2,847,549        2,847,549    (a)
                                                   ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                  $5,913,020      $ 5,913,020              $2,981,081       $2,981,081
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

6.  Commitments and Contingencies and Supplemental Cash Flow Information

In 2001, the Board of Directors of the Company and BNL Equity Corporation approved a settlement in the class action case brought by certain shareholders. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner, was subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. As of December 31, 2002, all requisite approvals were received and redemption of the stock began in 2003.

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class. The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL and will impact earnings per share to the extent of approximately $.013 per share. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds are fully callable and redeemable at par at any time by BNL.

During 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3,637,288 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of 2001 and the performance of all duties there under. The $3,637,288 of Treasury Stock was retired and returned to authorized but not issued status. The remaining Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $660,447 represents shares that may or may not have rights to exchange under the settlement and, as such, are contingent on determination of their status.

In 2003, the Company made cash offers to bond holders for the purchase of bonds. Through December 31, 2003, bond purchases resulted in a reduction of Bonds Payable of $611,789 and gains from early extinguishments of debt of $424,727 reflected in Realized Gains in the financial statements.

The settlement is reflected in the December 31, 2003 financials as bonds payable of $3,025,499, contingent long-term liabilities of $660,447 and contingent treasury stock of same amount and had no effect on the Statement of Cash Flows other than the purchase of bonds mentioned above and interest payments. In 2002 the class action settlement was reflected on the Balance Sheet as contingent long-term liabilities of $4,269,404 and contingent treasury stock of a like amount and had no effect on the Statement of Cash Flows. The settlement included a provision for paying Class Counsel collectively the single sum of $575,000 for all legal fees, costs and expenses which was paid in December, 2002.

In 2003, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $445,000 in conjunction with a marketing agreement with a third party, Employer Plan Services Inc. (EPSI). The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnity, the Company will be obligated only if EPSI, EPSI's parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:


                                         2004                        $ 248,000
                                         2005                          164,000
                                         2006                           16,000
                                         2007                            2,000
                                                                 --------------

                                         Total                       $ 430,000
                                                                 ==============

Related lease cost incurred for the years ended December 31, 2003, 2002 and 2001 was $268,892, $226,769 and $225,470, respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts. Cash deposits in excess of federally insured limits are approximately $2,800,000 at December 31, 2003.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7.  Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.


                                         --------------          --------------
                                             2003                     2002
                                        --------------           --------------
Balance at January 1                       $ 2,357,549              $ 2,446,935
   less reinsurance recoverable                      -                        -
                                        --------------           --------------
Net Balance at January 1                     2,357,549                2,446,935
                                        --------------           --------------
Incurred related to:
   Current year                             25,356,105               26,064,729
   Prior years                               (300,762)                 (97,979)
                                        --------------           --------------
Total Incurred                              25,055,343               25,966,750
                                        --------------           --------------

Paid related to:
   Current year                             22,777,113               23,707,180
   Prior years                               2,056,787                2,348,956
                                        --------------           --------------
Total Paid                                  24,833,900               26,056,136
                                        --------------           --------------

Net Balance at December 31                   2,578,992                2,357,549
   Plus reinsurance recoverable                 10,000                        -
                                        --------------           --------------
Balance at December 31                     $ 2,588,992              $ 2,357,549
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

Prior to October 31, 2002, the Company reinsured 100% of its Accidental Death and Dismemberment insurance under a quota share reinsurance contract with TIG. TIG is rated "B++" Superior. Effective November 1, 2002, the Company entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America. Hannover Life Reassurance Company of America accepts 90% of the risk. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company in 2002.

BNLAC's Accidental Death Benefit riders are reinsured 100% through a Bulk ADB reinsurance agreement with Generali USA Life Reassurance Company ("Generali"}, formerly Business Men's Assurance Company. Generali was rated "A" (Excellent) by AM Best Company for 2002.

All other BNLAC life insurance products in excess of $35,000 are reinsured with Generali under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.


BNLAC's Group Life insurance is reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company for 2002.

BNLAC's Short Term Disability insurance is reinsured under a Quota Share reinsurance agreement with Fortis Benefits Insurance Company of Kansas City, Missouri. The reinsurer is liable for 75% of the risk on each policy. Fortis Benefits Insurance Company was rated "A" by AM Best Company for 2002.

Following is a summary of reinsurance for December 31, 2003, 2002 and 2001:


                                                                                                                      Percentage
                                                                Ceded To        Assumed From                           Of Amount
                                                                  Other             Other                              Assumed To
December 31, 2003                             Gross Amount       Companies       Companies         Net Amounts           Net
-----------------                          ---------------    -------------    --------------     --------------     -------------
Life insurance in force  (in thousands)         $  37,832         $ 12,782          $ -               $  25,050          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 327,062         $ 34,889          $ -               $ 292,173          0.0%
Premiums-accident and health                   40,108,502           31,535            -              40,076,967          0.0%
                                           ---------------    -------------    --------------     --------------     -------------

Total insurance premiums                      $40,435,564         $ 66,424          $ -             $40,369,140          0.0%
                                           ===============    =============    ==============     ==============     =============


December 31, 2002
Life insurance in force  (in thousands)         $  37,046         $ 11,443          $ -               $  25,603          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 392,709         $ 42,269          $ -               $ 350,440          0.0%
Premiums-accident and health                   40,547,310           18,669            -              40,528,641          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $40,940,019         $ 60,938          $ -             $40,879,081          0.0%
                                           ===============    =============    ==============     ==============     =============

December 31, 2001
Life insurance in force  (in thousands)         $  34,515          $ 9,098          $ -               $  25,417          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 409,631         $ 41,574          $ -               $ 368,057          0.0%
Premiums-accident and health                   38,014,998           12,881            -              38,002,117          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $38,424,629         $ 54,455          $ -             $38,370,174          0.0%
                                           ===============    =============    ==============     ==============     =============


9.  Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares have been authorized by the Board of Directors. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2003, 2002 and 2001, the Company granted 131,925, 154,855 and 119,525 stock options, respectively, with an exercise price of $1.00 per share for those granted in 2003, $.75 per share for those granted in 2002 and $.50 per share for those granted in 2001. There were 624,230 stock options outstanding at December 31, 2003. The number of options expiring or forfeited were 437,500 and 185,575 in 2003 and 2002, respectively. There were 38,525 options exercised in 2003 and 55,550 options exercised in 2002. Under the fair value method, total compensation recognized for grant of stock options was $0. The fair value of options granted is estimated at $0, $1,596 and $800 in 2003, 2002 and 2001. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 3.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.3 years and the weighted average exercise price is $.67. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. The life company subsidiary bears its prorata share of the bonus expense based on its pre-tax statutory profits. Bonus expense was $334,134, $287,673 and $144,662 under this plan for 2003, 2002 and 2001, respectively.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. During 2002, the Company granted 55,900 options with an exercise price of $.50. No options were granted in 2003. The fair value of options granted is estimated at $10,940 in 2002. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 4.5%, expected life of 10.0 years, expected volatility of 14.6% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 9.88 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000, $100,000 and $51,674 were granted in 2003, 2002 and 2001, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $46,138, $32,565 and $0 in 2003, 2002 and 2001, respectively.

10.  Concentrations

The majority of the Company's premium income and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1. The Company has no distinctly reportable business segments.

11.  Change in Accounting Estimate

In 2002, management evaluated the balances of certain potential liabilities that were originally recorded on a contingent basis. It was determined that the remaining amounts, approximately $195,000 of liability, were owed to sales agents who never contracted to sell for the company and the possibility is remote any claim will be made for the back commissions. Accordingly, the liability was reduced by this amount and 2002 commission expense reduced by a like amount.

Based on claims experience in 2003 and 2002, the estimate of claims liability at December 31, 2002 and 2001 was overstated by approximately $300,000 and $98,000 respectively. The over estimate of this liability has contributed a corresponding decrease in claims expense in 2003 and 2002.

12. Subsequent Events

There have been no other events subsequent to December 31, 2003 that will have a material impact on the financial condition of the Company.

13. Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

                                                                                     Quarter Ended
                                                    ----------------------------------------------------------------------------
                                                        March 31             June 30           September 30       December 31
                                                    ------------------  -------------------  -----------------  ----------------
2003
Premium Income                                            $10,351,344         $ 10,079,609       $ 10,204,943      $ 10,173,440
Net Investment Income                                         242,874              247,274            231,602           248,632
Marketing Fees                                                 32,333               33,915             37,353            42,506
Realized Gains (Losses)                                       (1,295)              101,754            144,455           334,440
Expenses                                                 (10,036,367)          (9,921,990)        (9,745,758)      (10,064,709)
                                                    ------------------  -------------------  -----------------  ----------------

Net Income                                                 $  588,889            $ 540,562          $ 872,595         $ 734,309
                                                    ==================  ===================  =================  ================

Earnings Per Share (Basic and Diluted)                      $    0.03             $   0.02           $   0.04          $   0.04
                                                    ==================  ===================  =================  ================


Comprehensive Income (Loss)                                $  653,980            $ 706,574          $ 792,171         $ 639,683
                                                    ==================  ===================  =================  ================


2002
Premium Income                                            $10,099,707         $ 10,180,891       $ 10,443,117      $ 10,513,705
Net Investment Income                                         292,021              306,582            299,162           250,460
Marketing Fees                                                 36,639               37,517             37,389            32,075
Realized Gains (Losses)                                       (2,329)             (41,988)           (95,961)          (21,151)
Expenses                                                  (9,895,345)         (10,008,187)       (10,123,025)       (9,840,550)
                                                    ------------------  -------------------  -----------------  ----------------


Net Income                                                  $ 530,693            $ 474,815          $ 560,682         $  34,539
                                                    ==================  ===================  =================  ================


Earnings Per Share (Basic and Diluted)                       $   0.03             $   0.02           $   0.03          $   0.04
                                                    ==================  ===================  =================  ================


Comprehensive Income (Loss)                                $  482,128            $ 479,782          $ 555,726        $1,154,262
                                                    ==================  ===================  =================  ================






===================================================================================================================================


    Item 15(d) - Schedule III, Condensed Financial Information of Registrant
                   BNL Financial Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                                 Balance Sheets

                                                                  2003                 2002
                                                            ------------------  -------------------

Assets
Cash and cash equivalents                                           $  63,896            $  26,240
Investments, at fair value                                             98,000               99,500
Investment in equity securities, at fair value                            575                  680
                                                            ------------------  -------------------

            Total Investments, Including Cash and Cash
                 Equivalents                                          162,471              126,420

Accrued investment income                                               1,482                1,449
Furniture and equipment, net                                                -                    -
 Investment in Unconsolidated Subsidiaries and
     Affiliates, at equity (eliminated in consolidated
     statements)                                                   14,269,615           12,307,479
Income tax asset                                                      110,000              163,000
Other assets                                                          109,040               98,112
                                                            ------------------  -------------------

                  Total Assets                                   $ 14,652,608         $ 12,696,460
                                                            ==================  ===================

Liabilities
Contingent long-term liabilities                                    $ 660,447           $4,269,404
Bonds payable                                                       3,025,499                    -
Other liabilities                                                     122,234               18,555
                                                            ------------------  ------------------
                Total Liabilities                                   3,808,180            4,287,959
                                                            ------------------  -------------------

Shareholders' Equity
    Common stock, $.02 stated value, 45,000,000 shares
       authorized; 20,980,760, 23,311,944 shares issued
       and outstanding , respectively                                 419,616              468,393
    Additional paid-in capital                                     10,787,911           14,366,816
    Retained earnings                                                 457,336          (2,279,019)
    Contingent treasury stock 440,298; 2,846,269
     shares, respectively                                           (660,447)          (4,269,404)
    Treasury stock, at cost, 667,351; 0 shares,
         respectively                                               (337,756)                    -
    Unrealized appreciation of securities                             177,768              121,715
                                                            ------------------  -------------------
                         Total Shareholders' Equity                10,844,428            8,408,501
                                                            ------------------  -------------------

                         Total Liabilities and
                           Shareholders' Equity                   $14,652,608          $12,696,460
                                                            ==================  ===================




      Item 15(d) - Schedule III, Condensed Financial Information of Registrant
                   BNL Financial Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                             Statement of Operations


                                                                      2003                2002                 2001
                                                            ------------------  -------------------  -----------------
Income
    Net investment income                                            $  5,146             $  6,229           $  6,768
    Realized gain on debt extinguishment                              424,726                    -                  -
    Realized gains                                                        477                    -              2,608
                                                            ------------------  -------------------  -----------------
                Total Income                                          430,349                6,229              9,376
                                                            ------------------  -------------------  -----------------

Expenses
    General and administrative                                        115,019               65,148             68,907
     Interest on bonds payable                                        189,985               11,930                  -
                                                            ------------------  -------------------  -----------------

                 Total Expenses                                       305,004               77,078             68,907
                                                            ------------------  -------------------  -----------------

     Income (loss) from operations before income taxes                125,345             (70,849)           (59,531)
     Provision for income taxes (benefit)                              53,000               73,000           (17,000)
                                                            ------------------  -------------------  -----------------

     Net income (loss) before equity in undistributed
          income of subsidiaries                                       72,345            (143,849)           (42,531)
      Equity in undistributed income of subsidiaries                2,664,010            2,644,576          1,326,009
                                                            ------------------  -------------------  -----------------

                   Net Income                                      $2,736,355           $2,500,727         $1,283,478
                                                            ==================  ===================  =================

 Net Income Per Common Share (Basic and Diluted)                     $    .14             $    .12           $    .06
                                                            ==================  ===================  =================






                   BNL Financial Corporation (Parent Company)
                  Condensed Financial Information of Registrant
                            Statements of Cash Flows

                                                                   2003                2002                2001
                                                            ------------------  -------------------  -----------------
Cash Flows from Operating Activities
      Net income                                                   $2,736,355           $2,500,727         $1,283,478
         Adjustments to compute cash provided by
            operating activities:                                 (2,932,546)          (2,502,028)        (1,326,469)
                                                            ------------------  -------------------  -----------------
               Net Cash Provided (Used) by Operating
                  Activities                                        (196,191)              (1,301)           (42,991)
                                                            ------------------  -------------------  -----------------

Cash Flows from Investing Activities
      Proceeds from maturity or redemption of
          investments                                                 100,000                    -                  -
      Purchase of fixed maturity security                           (100,000)                    -                  -
      Dividend from subsidiary                                        760,000                    -                  -
      Proceeds from sale of furniture and equipment                         -                    -              2,608
                                                            ------------------  -------------------  -----------------
               Net Cash Provided by Investing Activities              760,000                    -              2,608
                                                            ------------------  -------------------  -----------------

Cash Flows from Financing Activities
      Purchase of treasury stock                                    (421,065)                    -                  -
      Sale of treasury stock                                           62,550                6,848             57,780
      Stock options exercised                                          19,425                    -                  -
      Debt extinguishments                                          (187,063)                    -                  -
                                                            ------------------  -------------------  -----------------

               Net Cash Provided by Financing Activities            (526,153)                6,848             57,780
                                                            ------------------  -------------------  -----------------
               Net Increase (Decrease) in Cash and Cash
                   Equivalents                                         37,656                5,547             17,397

               Cash and Cash Equivalents, Beginning of
                  Period                                               26,240               20,693              3,296
                                                            ------------------  -------------------  -----------------

               Cash and Cash Equivalents, End of Period             $  63,896            $  26,240          $  20,693
                                                            ==================  ===================  =================

EXHIBIT 31.2


                    Certification of Chief Executive Officer
                                   Section 302

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



      Date: March 30, 2004

      /s/ Wayne E. Ahart
     -----------------------
      Wayne E. Ahart
      Chairman of the Board

EXHIBIT 31.2

                    Certification of Chief Financial Officer
                                   Section 302

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



      Date: March 30, 2004

       /s/ Barry N. Shamas
      -----------------------
      Barry N. Shamas
      Executive V. P.

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350

In connection with the accompanying report on Form 10K for the period ending December 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Wayne E. Ahart
-----------------------

Wayne E. Ahart
Chief Executive Officer
March 30, 2004

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350

In connection with the accompanying report on Form 10Kfor the period ending December 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
March 30, 2004