Form 10-Q
period 2004-03-31
BNL FINANCIAL CORP
filed 2004-05-14
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

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


As of March 31, 2004, the Registrant had 19,414,513 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                         INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2004 and the related Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2003 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.




                                                        /s/ Smith, Carney & Co.
                                                       -------------------------
Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
May 14, 2004

----------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                                     March 31               December 31,
                                                                                 2004 (Unaudited)          2003 (Audited)
                                                                                --------------------     -------------------
Cash and cash equivalents                                                                $6,393,488             $ 3,398,661
Investment in fixed maturities, at fair value Available for Sale (amortized
  cost  $940,046, $1,245,558, respectively)                                               1,163,589               1,457,988
Investment in fixed maturities, at amortized cost, Held to Maturity (fair
  value $13,249,670;  $15,173,490, respectively)                                         13,148,429              15,120,096
Other long-term investments                                                               1,557,407               1,527,407
 Investment in equity securities  (cost $368,191; $339,509, respectively)                   394,164                 373,214
                                                                                --------------------     -------------------
               Total Investments, Including Cash and
                     Cash Equivalents                                                    22,657,077              21,877,366

Accrued investment income                                                                   137,360                 183,713
Furniture and equipment, net                                                                533,687                 486,000
Deferred policy acquisition costs                                                           298,883                 220,937
Policy loans                                                                                151,879                 144,122
Receivable from reinsurer                                                                    31,065                  31,065
Premiums due and unpaid                                                                     759,073               1,059,950
Income tax assets                                                                           212,000                 195,136
Intangible assets                                                                           161,753                 162,237
Other assets                                                                                203,065                 194,728
                                                                                --------------------     -------------------
               Total Assets                                                             $25,145,842             $24,555,254
                                                                                ====================     ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 2,001,878             $ 1,577,978
   Policy claims payable                                                                  2,354,906               2,578,992
   Annuity deposits                                                                       2,783,757               2,777,665
   Deferred annuity profits                                                                 420,898                 425,980
   Premium deposit funds                                                                     39,774                  40,260
   Supplementary contracts without life contingencies                                        57,730                  69,596
   Advanced and unallocated premium                                                       1,105,391               1,127,148
   Commissions payable                                                                      572,501                 433,257
   Accrued taxes and expenses                                                               689,570                 777,128
   Bonds payable                                                                          3,017,399               3,025,499
   Other liabilities                                                                        423,578                 370,569
                                                                                --------------------     -------------------
                              Total Liabilities                                          13,467,382              13,204,072
                                                                                --------------------     -------------------

COMMITMENTS AND CONTINGENCIES
   Contingent long-term liabilities                                                         660,447                 660,447
                                                                                --------------------     -------------------

          Total Commitments and Contingencies                                               660,447                 660,447
                                                                                --------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares authorized, 20,980,760;
    20,980,760 shares issued and outstanding, respectively                                  419,616                 419,616
   Additional paid-in capital                                                            10,791,210              10,787,911
   Accumulated other comprehensive income                                                   188,197                 177,768
   Accumulated surplus                                                                      792,843                 457,336
   Contingent Treasury stock, 440,298; 440,298 shares respectively                        (660,447)               (660,447)
   Treasury stock, at cost; 1,125,949; 1,098,493 shares respectively                      (513,406)               (491,449)
                                                                                --------------------     -------------------
               Total Shareholders' Equity                                                11,018,013              10,690,735
                                                                                --------------------     -------------------

          Total Liabilities and Shareholders' Equity                                    $25,145,842             $24,555,254
                                                                                ====================     ===================
-----------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)

                                       2

------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                             March 31
                                                                          -------------------------------------------
                                                                                  2004                    2003
                                                                              (Unaudited)             (Unaudited)
                                                                          ---------------------    -------------------
Income:
   Premium income                                                                   10,788,735           $ 10,351,344
   Net investment income                                                               234,847                242,874
   Marketing fees                                                                       41,668                 32,333
   Realized gains (loss)                                                                 (495)                (1,295)
                                                                          ---------------------    -------------------

               Total Income                                                         11,064,755             10,625,256
                                                                          ---------------------    -------------------


Expenses:
   Liability for future policy benefits expense                                        423,901                 54,127
   Policy benefits and other insurance costs                                         8,054,638              7,558,172
   Amortization of deferred policy acquisition costs                                     5,054                  4,708
   Operating expenses                                                                1,807,290              1,840,338
   Taxes, other than income, fees and assessments                                      380,585                376,772
                                                                          ---------------------    -------------------


                Total Expenses                                                      10,671,468              9,834,117
                                                                          ---------------------    -------------------


                Income from Operations before
                     Income Taxes                                                      393,287                791,139

   Provision for income taxes                                                           57,780                202,250
                                                                          ---------------------    -------------------


               Net Income                                                           $  335,507              $ 588,889
                                                                          =====================    ===================


Net income per common share (basic and diluted)                                          $0.02                  $0.03
                                                                          =====================    ===================


Weighted average number of fully
      paid common shares                                                            19,435,105             20,259,890
                                                                          =====================    ===================

Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising
           during period (net of tax)                                                 $ 14,988               $ 63,796
       Reclassification adjustment for gain (loss)
           included in net income                                                      (4,559)                  1,295
                                                                          ---------------------    -------------------


                Other Comprehensive Income                                              10,429                 65,091
                                                                          ---------------------    -------------------


                Comprehensive Income                                                 $ 345,936              $ 653,980
                                                                          =====================    ===================







-----------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)


------------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------------
                                                                                              2004                2003
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                                $ 335,507          $  588,889
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized loss on investments                                                             495               1,295
            Decrease (increase) in deferred tax asset                                           (16,864)              29,000
            Depreciation                                                                          46,370              53,539
            Amortization of deferred acquisition costs,
                  organization costs and intangibles                                               6,508               6,161
            Accretion of bond discount                                                             (118)               1,390
        Change in assets and liabilities:
             Decrease in accrued investment income                                                46,353              19,661
             Decrease in premiums due and unpaid                                                 300,877              58,962
             Increase in liability for future policy benefits                                    423,901              54,127
             Decrease in policy claims payable                                                 (224,086)            (35,264)
             Increase (decrease) in annuity deposits and deferred profits                          1,010               (281)
             Decrease in premium deposit funds                                                     (485)             (1,461)
             Decrease in advanced and unallocated premium                                       (21,757)           (397,675)
             Increase in commissions payable                                                     139,244              35,765
             Other, (decrease) increase                                                        (120,208)              78,212
                                                                                        -----------------    ----------------


                    Net Cash Provided By Operating Activities                                    916,747             492,320
                                                                                        -----------------    ----------------


Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                               51,917                 599
     Proceeds from maturity or redemption - Available for Sale Investments                       961,866             783,923
     Proceeds from maturity or redemption - Held to Maturity Investments                       3,055,101             950,000
     Proceeds from sales of equity securities                                                     47,338                   0
     Purchase of furniture and equipment                                                       (149,235)            (28,650)
    Purchase of fixed maturity securities - Held to Maturity Investments                     (1,749,531)           (900,000)
     Purchase of equity securities                                                              (76,800)                   0
     Other investments - Line of credit advanced                                                (30,000)            (30,000)
                                                                                        -----------------    ----------------

                     Net Cash Provided By Investing Activities                                 2,110,656             775,872
                                                                                        -----------------    ----------------


Cash flows from financing activities:
     Net (payments) receipts on supplementary contracts                                         (11,866)            (11,248)
     Treasury shares purchased                                                                  (34,148)            (42,527)
     Treasury shares sold                                                                         14,289                   0
     Bonds payable purchased                                                                     (4,050)                   0
     Exercised stock options and stock bonus                                                       3,199              18,216
                                                                                        -----------------    ----------------


  Net Cash Used In Financing Activities
                                                                                                (32,576)            (35,559)
                                                                                        -----------------    ----------------


Net Increase  In Cash and Cash Equivalents                                                     2,994,827           1,232,633

Cash And Cash Equivalents, Beginning Of Period                                                 3,398,661           5,660,879
                                                                                        -----------------    ----------------


Cash And Cash Equivalents, End Of Period                                                     $ 6,393,488         $ 6,893,512
                                                                                        =================    ================


--------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountant's Report)

--------------------------------------------------------------------------------
 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2004 and March 31, 2003 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2004, and the results of operations for the periods ended March 31, 2004 and March 31, 2003, and the cash flows for the periods ended March 31, 2004 and March 31, 2003. All such adjustments are of a normal recurring nature except as described in Note 2 below.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Commission, for financial statements for the year ended December 31, 2003, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

Note 2.
The liability for future policy benefits includes a benefit reserve of approximately $380,000 for the individual dental policies in force at March 31, 2004. The Company has marketed this product since 2001 and was notified by its actuary in the first quarter of 2004, that new reserve rules prescribed by most state insurance departments now require additional reserves be established to more properly match premiums and benefits for this product. The effect of this change in reserve estimate on the net income in the period ended March 31, 2004 is approximately $250,000 ($.01 per share) after considering the tax effect and a related increase in deferred acquisition costs.

--------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2004 and 2003 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At March 31, 2004, we had liquid assets of $6,393,488 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first quarter of 2004, BNLAC collected $11,293,588 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $234,847. Other sources of cash flow in 2004 were overwrite commissions of $101,873 on vision products and marketing fees from EPSI Benefits Inc. of $41,668. The Company paid $6,620,690 of policy benefits in the first quarter of 2004.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,557,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from one of the Company's subsidiaries, BNL Equity Corporation (BNLE), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLE may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLE receives a marketing fee from EBI under a related marketing agreement

Other long-term investments include an operating line of credit agreement with an advance amount of $200,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit is at prime, 4.5%, with interest payable monthly to BNLAC.

During the third quarter of 2003, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $445,000 in conjunction with a marketing agreement with a third party, Employer Plan Services Inc. (EPSI). The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI'S parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At March 31, 2004, BNLAC had statutory capital and surplus of $12,364,176. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2004 was $10,788,735 compared to $10,351,344 for the same period in 2003. The increase of 4% for the quarter was due to an increase in group and individual dental insurance premiums written.

Net investment income was $234,847 for the first quarter of 2004 compared to $242,874 for the first quarter of 2003. The decrease for the quarter was primarily due to the decline in fixed maturity securities and an increase in short term investments.

The Company received $41,668 of marketing fees from EPSI Benefits Inc. in the first quarter of 2004 compared to $32,333 for the same period last year. The Marketing Fees are collectable in conjunction with the expanded business relationship of the Company with EPSI Benefits Inc. The increase in marketing fees in 2004 is due to an increase in self-funded groups that are administered by EPSI Benefits Inc.

Realized loss on investments was $495 for the first quarter of 2004 compared to a loss of $1,295 for the same period in 2003. In the first quarter the Company did not sell any fixed maturity securities, however several were called.

In the first quarter of 2004, liability for future policy benefits expense was $423,901 compared to $54,127 for the same period in 2003. The increase for the first quarter of 2004 was due to a $380,000 increase in benefit expense reserve for individual dental insurance. See Note 2 to the financial statements.

Policy benefits and other insurance costs were $8,054,638 in the first quarter of 2004 compared to $7,558,172 for the same period in 2003. The increase was primarily due to an increase in policy benefits and commissions on group and individual dental insurance. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 63.1% for the first quarter of 2004 compared to 62.4% for the first quarter of 2003.

Amortization of deferred policy acquisition costs was $5,054 and $4,708 for the first quarter of 2004 and 2003, respectively. Amortization of deferred policy acquisition costs varies in relation to lapses or surrenders of existing policies.

For the first quarter of 2004 operating expenses were $1,807,290 compared to $1,840,338 for the same period in 2003. The decrease for the period was primarily due to a decrease in executive bonuses of $60,000 and recognition of $83,000 of deferred acquisition costs related to the change in estimate of individual dental policy reserves as described in Note 2 to the financial statements.

Taxes, other than on income, fees and assessments, were $380,585 for the first quarter of 2004 compared to $376,772 for the first quarter of 2003. The increase was primarily due to an increase in licenses and fees due to expanded operating territory.

The provision for income taxes in the first quarter of 2004 includes $75,780 current tax expense and $18,000 deferred tax credit compared to $173,250 current tax expense and $29,000 deferred tax expense in the first quarter of 2003. The current period tax expense decreased due to a reduction in profits.

Income from operations before income taxes for the first quarter of 2004 was $393,287 compared to $791,139 for the same period in 2003. The decrease for the first quarter of 2004 was primarily due to the increase in benefit expense reserves set up on individual dental insurance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2004 and December 31, 2003. We held various financial instruments at March 31, 2004 and 2003, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2003 and December 31, 2003 was $14,413,259 and $16,631,478, respectively.

Based on testing at December 31, 2003 a one percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $469,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2004 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2004 totaled $394,164, or only 1.7% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was not a part of any new legal proceedings during the first quarter of 2004.

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

The settlement is reflected in the first quarter of 2004 as bonds payable of $3,017,399, contingent long-term liabilities of $660,447 and contingent treasury stock of same amount and had no effect on the Statement of Cash Flows other than the purchase of bonds mentioned above and interest payments.

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

                            BNL FINANCIAL CORPORATION
                                  (Registrant)



Date: May 14, 2004                         /s/ Wayne E. Ahart
                                         ____________________________________
-------------------------------------------------------------------------------
                                       By: Wayne E. Ahart, Chairman of the Board
                                           (Chief Executive Officer)


Date: May 14, 2004                          /s/ Barry N. Shamas
                                          ___________________________________
                                      By: Barry N. Shamas, Executive V.P.
                                           (Chief Financial Officer)

===============================================================================


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



      Date: May 14, 2004

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



      Date: May 14, 2004

       /s/ Barry N. Shamas
      -----------------------
      Barry N. Shamas
      Chief Financial Officer

                                                                   Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending March 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Wayne E. Ahart
-----------------------
Wayne E. Ahart
Chief Executive Officer
May 14, 2004

                                                                    Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending March 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Barry N. Shamas
-----------------------
Barry N. Shamas
Chief Financial Officer
May 14, 2004