Form 10-Q
period 2004-06-30
BNL FINANCIAL CORP
filed 2004-08-13
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

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


As of June 30, 2004, the Registrant had 19,417,554 shares of Common Stock, no par value, outstanding.

-------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                                               INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2004 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2004 and 2003 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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






Oklahoma City, Oklahoma                               SMITH, CARNEY & CO., p.c.
August 13, 2004                                       /s/ Smith Carney & Co.


-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                                      June 30               December 31,
                                                                                 2004 (Unaudited)          2003 (Audited)
                                                                                --------------------     -------------------
Cash and cash equivalents                                                                $4,090,229             $ 3,398,661
Investment in fixed maturities, at fair value Available for Sale (amortized
  cost  $886,446, $1,245,558, respectively)                                                 953,625               1,457,988
Investment in fixed maturities, at amortized cost, Held to Maturity (fair
  value $15,393,179;  $15,173,490, respectively)                                         15,535,915              15,120,096
Other long-term investments                                                               1,557,407               1,527,407
 Investment in equity securities  (cost $362,058; $339,509, respectively)                   420,796                 373,214
                                                                                --------------------     -------------------
               Total Investments, Including Cash and
                     Cash Equivalents                                                    22,557,972              21,877,366

Accrued investment income                                                                   207,578                 183,713
Furniture and equipment, net                                                                496,067                 486,000
Deferred policy acquisition costs                                                           289,680                 220,937
Policy loans                                                                                153,219                 144,122
Receivable from reinsurer                                                                    31,065                  31,065
Premiums due and unpaid                                                                     754,067               1,059,950
Income tax assets                                                                           227,000                 195,136
Intangible assets                                                                           158,170                 162,237
Other assets                                                                                179,832                 194,728
                                                                                --------------------     -------------------
               Total Assets                                                             $25,054,650             $24,555,254
                                                                                ====================     ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 2,008,483             $ 1,577,978
   Policy claims payable                                                                  2,331,661               2,578,992
   Annuity deposits                                                                       2,761,491               2,777,665
   Deferred annuity profits                                                                 401,117                 425,980
   Premium deposit funds                                                                     39,054                  40,260
   Supplementary contracts without life contingencies                                        56,841                  69,596
   Advanced and unallocated premium                                                         966,023               1,127,148
   Commissions payable                                                                      557,937                 433,257
   Accrued taxes and expenses                                                               686,474                 777,128
   Bonds payable                                                                          2,759,155               3,025,499
   Other liabilities                                                                        387,303                 370,569
                                                                                --------------------     -------------------
                              Total Liabilities                                          12,955,539              13,204,072
                                                                                --------------------     -------------------

COMMITMENTS AND CONTINGENCIES
   Contingent long-term liabilities                                                         480,428                 660,447
                                                                                --------------------     -------------------

          Total Commitments and Contingencies                                               480,428                 660,447
                                                                                --------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares authorized, 20,980,760;
    20,980,760 shares issued and outstanding, respectively                                  419,616                 419,616
   Additional paid-in capital                                                            10,790,730              10,787,911
   Accumulated other comprehensive income                                                    81,536                 177,768
   Accumulated surplus                                                                    1,465,853                 457,336
   Contingent Treasury stock, 320,285; 440,298 shares respectively                        (480,428)               (660,447)
   Treasury stock, at cost; 1,242,921; 1,098,493 shares respectively                      (658,624)               (491,449)
                                                                                --------------------     -------------------
               Total Shareholders' Equity                                                11,618,683              10,690,735
                                                                                --------------------     -------------------

          Total Liabilities and Shareholders' Equity                                    $25,054,650             $24,555,254
                                                                                ====================     ===================
---------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)

-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Three Months Ended                      Six Months Ended
                                                                           June 30                               June 30
                                                           --------------------------------     -----------------------------------
                                                                2004              2003                2004               2003
                                                            (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
                                                           ---------------    --------------     ----------------    --------------
Income:
   Premium income                                             $10,720,870       $10,079,609         $ 21,509,605       $20,430,953
   Net investment income                                          255,333           247,274              490,180           490,147
   Marketing fees                                                  41,409            33,915               83,076            66,249
   Realized gains                                                 320,398           101,754              319,904           100,459
                                                           ---------------    --------------     ----------------    --------------


               Total Income                                    11,338,010        10,462,552           22,402,765        21,087,808
                                                           ---------------    --------------     ----------------    --------------


Expenses:
   Liability for future policy benefits expense                     6,605           (9,862)              430,505            44,265
   Policy benefits and other insurance costs                    8,240,679         7,628,475           16,295,317        15,186,647
   Amortization of deferred policy acquisition costs                9,202             6,362               14,256            11,069
   Operating expenses                                           2,070,437         1,886,627            3,877,727         3,726,965
   Taxes, other than income, fees and assessments                 234,095           298,638              614,681           675,410
                                                           ---------------    --------------     ----------------    --------------


                Total Expenses                                 10,561,018         9,810,240           21,232,486        19,644,356
                                                           ---------------    --------------     ----------------    --------------


                Income from Operations before
                     Income Taxes                                 776,992           652,312            1,170,279         1,443,452

   Provision for income taxes                                     103,982           111,750              161,761           314,000
                                                           ---------------    --------------     ----------------    --------------


               Net Income                                       $ 673,010         $ 540,562          $ 1,008,518        $1,129,452
                                                           ===============    ==============     ================    ==============


Net income per common share (basic and diluted)                     $0.03             $0.02                $0.05             $0.05
                                                           ===============    ==============     ================    ==============


Weighted average number of fully
      paid common shares                                       19,415,273        20,250,423           19,426,714        20,252,734
                                                           ===============    ==============     ================    ==============


Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising
           during period                                       $ (13,315)          $174,464              $ 1,673          $238,260
       Reclassification adjustment for loss included
           in net income                                         (93,346)           (8,452)             (97,905)           (7,156)
                                                           ---------------    --------------     ----------------    --------------


                Other Comprehensive Income (Loss)               (106,661)           166,012             (96,232)           231,104
                                                           ---------------    --------------     ----------------    --------------


                Comprehensive Income                             $566,349          $706,574            $ 912,286        $1,360,556
                                                           ===============    ==============     ================    ==============







-----------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)



-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                       -------------------------------------
                                                                                              2004                2003
                                                                                          (Unaudited)          (Unaudited)
                                                                                       -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                              $ 1,008,518         $ 1,129,452
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized gain on investments                                                       (310,167)           (100,459)
            Realized loss on furniture and fixtures                                                3,263                   0
            Decrease (increase) in deferred tax asset                                           (11,000)              25,998
            Depreciation                                                                         104,400             110,642
            Amortization of deferred acquisition costs,
                  organization costs and intangibles                                              14,256              13,977
            Accretion of bond discount                                                             4,844               4,949
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                   (13,151)              22,654
             Decrease in premiums due and unpaid                                                 305,343              96,224
             Increase in liability for future policy benefits                                    430,505              44,265
             Decrease in policy claims payable                                                 (247,331)           (149,994)
             Decrease in annuity deposits and deferred profits                                  (41,037)            (15,957)
             Decrease in premium deposit funds                                                   (1,206)             (1,513)
             Decrease in advanced and unallocated premium                                      (161,125)           (361,035)
             (Increase) decrease in commissions payable                                          124,680            (28,420)
             Other, decrease                                                                    (76,008)            (48,446)
                                                                                        -----------------    ----------------

                    Net Cash Provided By Operating Activities                                  1,134,784             742,337
                                                                                        -----------------    ----------------


Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                               23,800               3,791
     Proceeds from maturity or redemption - Available for Sale Investments                     1,620,060           1,638,306
     Proceeds from maturity or redemption - Held to Maturity Investments                       3,316,080           1,950,000
     Proceeds from sales of equity securities                                                     86,628                   0
     Purchase of furniture and equipment                                                       (141,530)            (90,024)
    Purchase of fixed maturity securities - Held to Maturity Investments                     (4,905,679)         (5,256,299)
     Purchase of equity securities                                                             (109,629)
                                                                                                                    (47,971)
     Other investments - Line of credit advanced                                                       0            (30,000)
                                                                                        -----------------    ----------------

                     Net Cash Used In Investing Activities                                     (110,270)         (1,832,197)
                                                                                        -----------------    ----------------


Cash flows from financing activities:
     Net (payments) receipts on supplementary contracts                                         (12,755)            (13,510)
     Treasury shares purchased                                                                 (162,224)            (67,227)
     Treasury shares sold                                                                         14,289                   0
     Bonds payable purchased                                                                   (191,498)            (35,096)
     Exercised stock options and stock bonus                                                      19,242              19,892
                                                                                        -----------------    ----------------

  Net Cash Used In Financing Activities                                                         (332,946)            (95,941)
                                                                                        -----------------    ----------------


Net Increase In Cash and Cash Equivalents                                                        691,568         (1,185,801)

Cash And Cash Equivalents, Beginning Of Period                                                 3,398,661           5,660,879
                                                                                        -----------------    ----------------


Cash And Cash Equivalents, End Of Period                                                     $ 4,090,229         $ 4,475,078
                                                                                        =================    ================


-----------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountant's Report)

-------------------------------------------------------------------------------
 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2004 and June 30, 2003 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003, and the cash flows for the six month periods ended June 30, 2004 and June 30, 2003. All such adjustments are of a normal recurring nature except as described in Note 2 below.

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

Note 2.
The liability for future policy benefits includes a benefit reserve of approximately $411,000 for the individual dental policies in force at June 30, 2004. The Company has marketed this product since 2001 and was notified by its actuary in the first quarter of 2004, that new reserve rules prescribed by most state insurance departments now require additional reserves be established to more properly match premiums and benefits for this product. The effect of this change in reserve estimate on the net income in the period ended June 30, 2004 is approximately $265,000 ($.01 per share) after considering the tax effect and a related increase in deferred acquisition costs.

-------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30, 2004 and 2003 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2004, we had liquid assets of $4,090,229 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first half of 2004, BNLAC collected $21,853,643 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $490,180. Other sources of cash flow in 2004 were overwrite commissions of $254,385 on vision products and marketing fees from EPSI Benefits Inc. of $83,076. The Company paid $13,472,519 of policy benefits in the first half of 2004.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,557,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from BNL Financial Corporation
(BNLF), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLF may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLF receives a marketing fee from EBI under a related marketing agreement

Other long-term investments include an operating line of credit agreement with an advance amount of $200,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit is at prime, 4.75%, with interest payable monthly to BNLAC.

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

Our insurance operations are conducted through BNLAC. At June 30, 2004, BNLAC had statutory capital and surplus of $12,869,255. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations
Premium income for the second quarter of 2004 was $10,720,870 compared to $10,079,609 for the same period in 2003. The increase of 6% for the quarter was due to an increase in group and individual dental business. Premium income for the first half of 2004 was $21,509,605 compared to $20,430,953 for the same period in 2003. The increase of 5% was due to an increase in group and individual dental premium in the first half of 2004.

Net investment income was $255,333 for the second quarter of 2004 compared to $247,274 for the second quarter of 2003. Net investment income for the first half of 2004 was $490,180 compared to $490,147 for the same period in 2003. The 3% increase for the quarter was due to an increase in fixed maturities in 2004 compared to 2003.

The Company received $41,409 of marketing fees from EPSI Benefits Inc. in the second quarter of 2004 compared to $33,915 for the same period last year. For the first half of 2004 marketing fees were $83,076 compared to $66,249 for the same period of 2003. The increase in marketing fees in 2004 is due to an increase in the number of insureds serviced by EPSI Benefits Inc.

Realized gains on investments were $320,398 for the second quarter of 2004 compared to a gain of $101,754 for the same period in 2003. For the first half of 2004 realized gains were $319,904 compared to $100,459 for the same period in 2003. The realized gains in 2004 and 2003 are primarily due to the purchase of a portion of the Company's outstanding debentures at less than face value and in the second quarter of 2004 the Company had a realized gain of approximately $103,000 on disposal of MCI bonds.

For the second quarter of 2004, liability for future policy benefits expense was $6,605 compared to $(9,862) for the same period in 2003. For the six-month period ended June 30, 2004, liability for future policy benefits expense was $430,505 compared to $44,265 for the same period in 2003. The increase for the first half of 2004 and second quarter of 2004 were due to a $411,000 increase in benefit expense reserve for individual dental insurance. See Note 2 to the financial statements.

Policy benefits and other insurance costs were $8,260,679 in the second quarter of 2004 compared to $7,628,475 for the same period in 2003. In the first six months of 2004 policy benefits and other insurance costs were $16,295,317 compared to $15,186,647 for the same period in 2003. The increase was primarily due to an increase in policy benefits and commissions on group and individual dental insurance. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.56% for the first half of 2004 compared to 63.75% for the first half of 2003.

Amortization of deferred policy acquisition costs was $9,202 and $6,362 for the second quarter and $14,256 and $11,069 for the first half of 2004 and 2003, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2004 operating expenses were $2,070,437 compared to $1,886,627 for the same period in 2003. Operating expenses were $3,877,727 in the first six months of 2004 compared to $3,726,965 for the same period in 2003. The increase for both periods was primarily due to an increase in payroll expense, actuary expense and postage expense due to additional insurance plans offered, an actuary review of individual dental rates and an increase in policies and promotional material mailed.

Taxes, other than on income, fees and assessments, were $234,095 for the second quarter of 2004 compared to $298,638 for the second quarter of 2003. Taxes, other than on income, fees and assessments, were $614,681 for the first half of 2004 compared to $675,410 for the same period in 2003. The decrease for both periods was primarily due to the refund of premium taxes in 2004, which is due to overpayment of quarterly estimated tax payments in 2003.

The provision for income taxes in the second quarter of 2004 includes $88,982 current tax expense and $15,000 deferred tax expense compared to $114,750 current tax expense and $(3,000) deferred tax expense in the second quarter of 2003. The provision for income taxes in the first half of 2004 was $129,897 current tax expense and $31,864 deferred tax expense compared to $281,000 current expense and $33,000 deferred tax expense for the same period in 2003. The current tax expense decreased for the first half 2004 compared to 2003 due to the decrease in operating profits.

Income from operations before income taxes for the second quarter of 2004 was $776,992 compared to $652,312 for the same period in 2003. For the first half of 2004 income from operations before income taxes was $1,170,279 compared to $1,443,452 for the same period in 2003. The increase for the second quarter was due to the reduction in taxes, other than on income and gain on redemption of bonds payable as described above. The decrease for the first half of the year was primarily due to the increase in the benefit expense reserve set up on the individual dental insurance described above.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not hold financial instruments to specifically manage and reduce the impact of changes in interest rates at June 30, 2004 and December 31, 2003. We did however hold various financial instruments at June 30, 2004 and 2003, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2004 and December 31, 2003 was $16,346,804 and $16,631,478, respectively.

Based on testing at December 31, 2003 a one percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $469,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2004 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2004 totaled $420,796, or only 1.7% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was not a part of any new legal proceedings during the second quarter of 2004.

In 2001, the Board of Directors of the Company approved a settlement in the class action case brought by certain shareholders. The settlement, which was approved by the Pulaski County Circuit Court and the Arkansas Insurance Commissioner, was subject to various conditions, including the approvals by any other applicable regulatory authorities and conditioned upon compliance with federal and state securities laws. As of December 31, 2002, all requisite approvals were received and redemption of the stock began in 2003.

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

During 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3,637,288 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of 2001 and the performance of all duties there under. The $3,637,288 of Treasury Stock was retired and returned to authorized but not issued status. The remaining Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $480,428 represents shares that may or may not have rights to exchange under the settlement and, as such, are contingent on determination of their status.

The settlement is reflected in the first quarter of 2004 as bonds payable of $2,759,155, contingent long-term liabilities of $480,428 and contingent treasury stock of same amount and had no effect on the Statement of Cash Flows other than the purchase of bonds mentioned above.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on May 18, 2004 n Des Moines, Iowa. At the annual meeting, the following individuals were elected to the Company's Board of Directors; 13,121,096 voted in favor of Ahart, Shamas, and Schenkel; the holders of 13,119,092 voted in favor of Byrd; the holders of 13,122,296 voted in favor of Tobey, Alexander, Barclay, Keppy, Ledbetter, Mullins and Sweet; the holders of 13,121,294 voted in favor of Fry and Schoelerman; the holders of 13,122,596 voted in favor of Greig, Cernan, Miller and McCormick; and the holders of 13,121,594 voted in favor of Rigler; 66,959 shares were withheld from all nominees.

The shareholders also ratified the selection of Smith, Carney & Co. p.c. as the Company' independent auditor for the fiscal year 2004. 13,078,574 shares were voted in favor of ratifying such selection of independent auditor, 15,502 were voted against, and 95,479 shares abstained from voting on the matter.

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

                                                      BNL FINANCIAL CORPORATION
                                                                    (Registrant)



Date: August 13, 2004
                                           /s/ Wayne E. Ahart
                                           -----------------------
                                       By: Wayne E. Ahart, Chairman of the Board
                                           (Chief Executive Officer)


                                          /s/ Barry N. Shameas
Date: August 13, 2004                    ____________________________
                                     By: Barry N. Shamas, Executive V.P.
                                         (Chief Financial Officer)

===============================================================================

13


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



      Date: August 13, 2004

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



    Date: August 13, 2004


     /s/ Barry N. Shamas
    -----------------------
    Barry N. Shamas
    Chief Financial Officer

                                                                 Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending June 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.



-----------------------

Wayne E. Ahart
Chief Executive Officer
August 13, 2004

                                                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending June 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
August 13, 2004