Form 10-Q
period 2004-09-30
BNL FINANCIAL CORP
filed 2004-11-15
CIK 757641

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

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

As of September 30, 2004, the Registrant had 18,761,905 shares of Common Stock, no par value, outstanding.

------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                                               INDEPENDENT ACCOUNTANTS' REPORT




To The Board of Directors
BNL Financial Corporation


We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2004 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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








Oklahoma City, Oklahoma                              SMITH, CARNEY & CO., p.c.
November 12, 2004


-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
  ASSETS
                                                                                   September 30             December 31,
                                                                                 2004 (Unaudited)          2003 (Audited)
                                                                                --------------------     -------------------
Cash and cash equivalents                                                                $4,125,164             $ 3,398,661
Investment in fixed maturities, at fair value Available for Sale (amortized
  cost  $589,247, $1,245,558, respectively)                                                 633,375               1,457,988
Investment in fixed maturities, at amortized cost, Held to Maturity (fair
  value $15,424,628;  $15,173,490, respectively)                                         15,494,372              15,120,096
Other long-term investments                                                               1,557,407               1,527,407
 Investment in equity securities  (cost $388,874; $339,509, respectively)                   383,147                 373,214
                                                                                --------------------     -------------------
               Total Investments, Including Cash and                                     22,193,465
                     Cash Equivalents                                                                            21,877,366

Accrued investment income                                                                   212,120                 183,713
Furniture and equipment, net                                                                435,960                 486,000
Deferred policy acquisition costs                                                           339,962                 220,937
Policy loans                                                                                158,356                 144,122
Receivable from reinsurer                                                                    31,065                  31,065
Premiums due and unpaid                                                                     800,807               1,059,950
Income tax assets                                                                           192,000                 195,136
Intangible assets                                                                           158,170                 162,237
Other assets                                                                                226,254                 194,728
                                                                                --------------------     -------------------
               Total Assets                                                             $24,748,159             $24,555,254
                                                                                ====================     ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Liabilities for future policy benefits                                               $ 2,201,791             $ 1,577,978
   Policy claims payable                                                                  2,490,414               2,578,992
   Annuity deposits                                                                       2,766,886               2,777,665
   Deferred annuity profits                                                                 383,634                 425,980
   Premium deposit funds                                                                     38,740                  40,260
   Supplementary contracts without life contingencies                                        54,426                  69,596
   Advanced and unallocated premium                                                         546,872               1,127,148
   Commissions payable                                                                      493,674                 433,257
   Accrued taxes and expenses                                                               593,066                 777,128
   Bonds payable                                                                          2,568,279               3,025,499
   Other liabilities                                                                        391,826                 370,569
                                                                                --------------------     -------------------
                              Total Liabilities                                          12,529,608              13,204,072
                                                                                --------------------     -------------------

COMMITMENTS AND CONTINGENCIES
   Contingent long-term liabilities                                                         448,967                 660,447
                                                                                --------------------     -------------------

          Total Commitments and Contingencies                                               448,967                 660,447
                                                                                --------------------     -------------------


Shareholders' Equity:
   Common stock, $.02 stated value, 45,000,000 shares authorized, 20,980,760;
    20,980,760 shares issued and outstanding, respectively                                  419,616                 419,616
   Additional paid-in capital                                                            10,814,222              10,787,911
   Accumulated other comprehensive income                                                    22,381                 177,768
   Accumulated surplus                                                                    2,125,067                 457,336
   Contingent Treasury stock, 299,311; 440,298 shares respectively                        (448,967)               (660,447)
   Treasury stock, at cost; 1,920,609; 1,098,493 shares respectively                    (1,162,735)               (491,449)
                                                                                --------------------     -------------------
               Total Shareholders' Equity                                                11,769,584              10,690,735
                                                                                --------------------     -------------------

          Total Liabilities and Shareholders' Equity                                    $24,748,159             $24,555,254
                                                                                ====================     ===================
-----------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountants' Report)

-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30                           September 30
                                                        ---------------------------------------- -----------------------------------
                                                                2004              2003                2004               2003
                                                            (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
                                                           ---------------    --------------     ----------------    --------------
Income:
   Premium income                                             $10,863,281       $10,204,943         $ 32,372,886       $30,635,896
   Net investment income                                          242,661           231,602              732,841           721,749
   Marketing fees                                                  40,972            37,353              124,048           103,602
   Realized gains                                                 114,716           144,455              434,620           244,914
                                                           ---------------    --------------     ----------------    --------------

               Total Income                                    11,261,630        10,618,353           33,664,395        31,706,161
                                                           ---------------    --------------     ----------------    --------------


Expenses:
   Liability for future policy benefits expense                   193,308          (22,057)              623,814            22,208
   Policy benefits and other insurance costs                    8,068,403         7,333,259           24,363,720        22,519,906
   Amortization of deferred policy acquisition costs                8,642             7,632               22,898            18,701
   Operating expenses                                           1,976,981         1,951,508            5,854,708         5,678,473
   Taxes, other than income, fees and assessments                 349,680           353,416              964,360         1,028,826
                                                           ---------------    --------------     ----------------    --------------

                Total Expenses                                 10,597,014         9,623,758           31,829,500        29,268,114
                                                           ---------------    --------------     ----------------    --------------

                Income from Operations before
                     Income Taxes                                 664,616           994,595            1,834,895         2,438,047

   Provision for income taxes                                       5,414           122,000              167,175           436,000
                                                           ---------------    --------------     ----------------    --------------

               Net Income                                       $ 659,202         $ 872,595          $ 1,667,720        $2,002,047
                                                           ===============    ==============     ================    ==============

Net income per common share (basic and diluted)                     $0.03             $0.04                $0.08             $0.09
                                                           ===============    ==============     ================    ==============

Weighted average number of fully
      paid common shares                                       19,063,704        20,193,332           19,282,426        20,199,625
                                                           ===============    ==============     ================    ==============

Other comprehensive income, net of tax:
     Unrealized gains on securities:
          Unrealized holding gain (loss) arising
           during period                                       $ (31,212)         $(43,609)           $ (29,539)          $194,651
       Reclassification adjustment for loss included
           in net income                                         (27,944)          (36,815)            (125,848)          (43,971)
                                                           ---------------    --------------     ----------------    --------------

                Other Comprehensive Income (Loss)               ( 59,156)          (80,424)            (155,387)           150,680
                                                           ---------------    --------------     ----------------    --------------

                Comprehensive Income                             $600,046          $792,171          $ 1,512,333        $2,152,727
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


-----------------------------------------------------------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                        -------------------------------------
                                                                                              2004                2003
                                                                                          (Unaudited)          (Unaudited)
                                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                              $ 1,667,720         $ 2,002,047
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Realized gain                                                                      (437,884)           (244,914)
            Realized loss on furniture and fixtures                                                3,263                   0
            Decrease in deferred tax asset                                                        35,000              43,000
            Depreciation                                                                         176,353             180,585
            Amortization of deferred acquisition costs,
                  organization costs and intangibles                                              22,898              23,062
            Accretion of bond discount                                                             5,656               9,998
        Change in assets and liabilities:
             (Increase) decrease in accrued investment income                                   (28,407)               1,726
             Decrease in premiums due and unpaid                                                 259,142             123,266
             Increase in liability for future policy benefits                                    623,814              22,208
             Decrease in policy claims payable                                                  (88,578)           (188,833)
             Decrease in annuity deposits and deferred profits                                  (53,125)            (65,177)
             Decrease in premium deposit funds                                                   (1,520)             (2,136)
             Increase (decrease) in advanced and unallocated premium                           (580,275)             233,519
             Increase (decrease) in commissions payable                                           60,417            (17,937)
             Other, net                                                                        (355,894)              57,754
                                                                                        -----------------    ----------------

                    Net Cash Provided By Operating Activities                                  1,308,580           2,178,168
                                                                                        -----------------    ----------------

Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                               23,800               7,103
     Proceeds from maturity or redemption - Available for Sale Investments                       793,634           2,153,553
     Proceeds from maturity or redemption - Held to Maturity Investments                       6,158,875           2,150,000
     Proceeds from sales of equity securities                                                    121,590                   0
     Purchase of furniture and equipment                                                       (153,376)           (135,867)
    Purchase of fixed maturity securities - Held to Maturity Investments                     (6,547,058)         (9,256,299)
     Purchase of equity securities                                                             (160,442)
                                                                                                                    (69,841)
     Other investments - Line of credit advanced                                                (30,000)            (30,000)
                                                                                        -----------------    ----------------

                     Net Cash Provided By (Used In) Investing Activities                        207,023         (5,181,351)
                                                                                        -----------------    ----------------

Cash flows from financing activities:
     Net (payments) receipts on supplementary contracts                                         (15,170)            (16,295)
     Treasury shares purchased                                                                 (605,885)            (73,407)
     Treasury shares sold                                                                         88,791              62,550
     Bonds payable purchased                                                                   (281,076)            (75,583)
     Exercised stock options and stock bonus                                                      24,240              17,825
                                                                                        -----------------    ----------------

  Net Cash Used In Financing Activities
                                                                                               (789,100)            (84,910)
                                                                                        -----------------    ----------------

Net Increase (Decrease) In Cash and Cash Equivalents                                             726,503         (3,088,093)

Cash And Cash Equivalents, Beginning Of Period                                                 3,398,661           5,660,879
                                                                                        -----------------    ----------------

Cash And Cash Equivalents, End Of Period                                                     $ 4,125,164         $ 2,572,786
                                                                                        =================    ================

-----------------------------------------------------------------------------------------------------------------------------------
          (See accompanying notes and Independent Accountant's Report)
-----------------------------------------------------------------------------------------------------------------------------------


 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2004 and September 30, 2003 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003, and the cash flows for the nine month periods ended September 30, 2004 and September 30, 2003. All such adjustments are of a normal recurring nature except as described in Note 2 below.

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

Note 2.
The liability for future policy benefits includes a benefit reserve of approximately $551,000 for the individual dental policies in force at September 30, 2004. The Company has marketed this product since 2001 and was notified by its actuary in the first quarter of 2004, that new reserve rules prescribed by most state insurance departments now require additional reserves be established to more properly match premiums and benefits for this product. The effect of this change in reserve estimate on the net income in the nine month period ended September 30, 2004 is approximately $327,000 ($.02 per share) after considering the tax effect and a related increase in deferred acquisition costs.

Note 3.
In the third quarter of 2004, BNLAC received notification from the Arkansas Insurance Department that its bond portfolio exceeded the 20% investment limitation for certain federal agencies as they relate to its investment in Federal Home Loan Bank bonds. The Company immediately sold $600,000, par value, of its Federal Home Loan Bank bonds to initiate compliance with the Arkansas statute. For GAAP purposes the bonds were classified as hold to maturity. Further discussions with the Arkansas Insurance Department revealed the Department's intent was not to have the Company dispose of any of its block of Federal Home Loan Bank bonds, but instead request permission to exceed the 20% investment limitation. The Company then requested and was granted permission by the Arkansas Insurance Department to exceed the 20% investment limitation. The Company has determined its hold to maturity fixed securities portfolio was not tainted since the bond sales were due to an unusual and isolated occurrence that could not be reasonably foreseen.

-------------------------------------------------------------------------------
BNL FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we review the consolidated results of operations for the nine months ended September 30, 2004 and 2003 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had liquid assets of $4,125,164 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first three quarters of 2004, BNLAC collected $32,356,716 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $732,840. Other sources of cash flow in 2004 were overwrite commissions of $509,911 on vision products and marketing fees from EPSI Benefits Inc. of $124,046. The Company paid $20,266,051 of policy benefits in the first nine months of 2004.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,557,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from BNL Financial Corporation
(BNLF), to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLF may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). BNLF receives a marketing fee from EBI under a related marketing agreement

Other long-term investments include an operating line of credit agreement with an advance amount of $200,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit. The line of credit is at prime, 5.00%, with interest payable monthly to BNLAC. The line of credit was scheduled to mature October 15, 2004, however the Company has extended the line of credit to August 15, 2005, at which time EPSI will make monthly principal and interest payments to pay off the line of credit in five years.

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

Our insurance operations are conducted through BNLAC. At September 30, 2004, BNLAC had statutory capital and surplus of $12,883,753. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

CONSOLIDATED RESULTS OF OPERATIONS
Premium income for the third quarter of 2004 was $10,863,281 compared to $10,204,943 for the same period in 2003. The increase of 6% for the quarter was due to an increase in group and individual dental business. Premium income for the first nine months of 2004 was $32,372,886 compared to $30,635,896 for the same period in 2003. The increase of 6% was due to an increase in group and individual dental premium in the first nine months of 2004 due to new sales and increased renewal premiums from a reduction in the lapse rate on existing business.

Net investment income was $242,661 for the third quarter of 2004 compared to $231,602 for the third quarter of 2003. Net investment income for the first nine months of 2004 was $732,841 compared to $721,749 for the same period in 2003. The 5% increase for the quarter was due to an increase in fixed maturities in 2004 compared to 2003.

The Company received $40,972 of marketing fees from EPSI Benefits Inc. in the third quarter of 2004 compared to $37,353 for the same period last year. For the first nine months of 2004 marketing fees were $124,048 compared to $103,602 for the same period of 2003. The increase in marketing fees in 2004 is due to an increase in the number of clients serviced by EPSI Benefits Inc.

Realized gains on investments were $114,716 for the third quarter of 2004 compared to a gain of $144,455 for the same period in 2003. For the first nine months of 2004 realized gains were $434,620 compared to $244,914 for the same period in 2003. The realized gains in 2004 and 2003 are primarily due to the purchase of a portion of the Company's outstanding debentures at less than face value and in the second quarter of 2004 the Company had a realized gain of approximately $103,000 on disposal of MCI bonds.

For the third quarter of 2004, liability for future policy benefits expense was $193,308 compared to $(22,057) for the same period in 2003. For the nine-month period ended September 30, 2004, liability for future policy benefits expense was $623,814 compared to $22,208 for the same period in 2003. The increase for the first nine months of 2004 and third quarter of 2004 was due to a $551,000 increase in benefit expense reserve for individual dental insurance. Approximately $300,000 of the benefit expense reserve is attributable to policies issued in previous years. See Note 2 to the financial statements.

Policy benefits and other insurance costs were $8,068,043 in the third quarter of 2004 compared to $7,333,259 for the same period in 2003. In the first nine months of 2004 policy benefits and other insurance costs were $24,363,720 compared to $22,519,906 for the same period in 2003. The increase was primarily due to an increase in policy benefits from an increase in the claims ratio and additional commissions on group and individual premium collected as well as commissions paid on a recruiting bonus program. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.49% for the first nine months of 2004 compared to 63.29% for the first nine months of 2003.

Amortization of deferred policy acquisition costs was $8,462 and $7,632 for the third quarter and $22,898 and $18,701 for the first nine months of 2004 and 2003, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2004 operating expenses were $1,976,981 compared to $1,951,509 for the same period in 2003. Operating expenses were $5,854,708 in the first nine months of 2004 compared to $5,678,473 for the same period in 2003. The increase for both periods was primarily due to an increase in payroll expense, group insurance expense and actuarial expense for new product development and product modifications.

Taxes, other than on income, fees and assessments, were $349,680 for the third quarter of 2004 compared to $353,416 for the third quarter of 2003. Taxes, other than on income, fees and assessments, were $964,360 for the first nine months of 2004 compared to $1,028,826 for the same period in 2003. The decrease for the year was primarily due to the refund of premium taxes in 2004, which is due to overpayment of quarterly estimated tax payments in 2003.

The provision for income taxes in the third quarter of 2004 includes ($29,586) current tax credit and $35,000 deferred tax expense compared to $112,000 current tax expense and $10,000 deferred tax expense in the third quarter of 2003. The provision for income taxes in the first nine months of 2004 was $164,039 current tax expense and $3,136 deferred tax expense compared to $393,000 current expense and $43,000 deferred tax expense for the same period in 2003. The current tax expense decreased for the first nine months of 2004 compared to 2003 due to the decrease in operating profits and the 2003 federal tax accrual was over stated by $82,000.

Income from operations before income taxes for the third quarter of 2004 was $664,616 compared to $994,595 for the same period in 2003. For the first nine months of 2004 income from operations before income taxes was $1,834,895 compared to $2,438,047 for the same period in 2003. The decrease for the third quarter was due to the increase in liability for future benefits and an increase in policy benefits and other insurance costs. The decrease for the first nine months of the year was primarily due to the increase in the benefit expense reserve set up on the individual dental insurance and the increase in the claims ratio described above.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not hold financial instruments to specifically manage and reduce the impact of changes in interest rates at September 30, 2004 and December 31, 2003. We did however hold various financial instruments at September 30, 2004 and 2003, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2004 and December 31, 2003 was $16,058,003 and $16,631,478, respectively.

Based on testing at December 31, 2003 a one percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $469,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2004 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2004 totaled $383,147, or only 1.7% of total investments and cash on a consolidated basis.

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

























PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was not a part of any new legal proceedings during the third quarter of 2004.

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

During 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3,637,288 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of 2001 and the performance of all duties there under. The $3,637,288 of Treasury Stock was retired and returned to authorized but not issued status. The remaining Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $448,967 represents shares that may or may not have rights to exchange under the settlement and, as such, are contingent on determination of their status.

The settlement is reflected in the third quarter of 2004 as bonds payable of $2,568,279, contingent long-term liabilities of $448,967 and contingent treasury stock of same amount and had no effect on the Statement of Cash Flows other than the purchase of bonds mentioned above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                                                                                                      (d) Maximum Number
              (a) Total                                            (c) Total Number                       of Shares That May
                  Number of             (b) Average                    of Shares Purchased                Yet be Purchased
                  Shares                    Price Paid                 as Part of Publicly                Under the Plans
Period            Purchased                 Per Share                  Announced Plans or Programs        or Programs

July 1-31, 2004          0                         0                             0                        1,666,666

Aug 1-31, 2004     784,951                      $.60                       784,951                          132,943  (1)

Sept 1-30, 2004     33,651                      $.60                        33,651                                0  (2)





On June 10, 2004, the Company filed a Schedule TO for the purchase of up to 1,666,666 shares of its issued and outstanding common stock, no par value, at a purchase price of $.60 per share in cash ("Issuer Tender Offer"), which expired on July 30, 2004. During August and September of 2004, the Company determined which shares were properly tendered, accepted the tendered shares and paid for them. On September 22, 2004, the Company filed its final amendment to its Schedule TO and reported that a total of 818,602 shares were purchased by the Company in its Issuer Tender Offer.


     (1) This is the difference between the number of shares which may have been properly tendered and the amount actually purchased in August 2004.

     (2) The Issuer Tender Offer expired on July 30, 2004, and the final purchases were made by the Company on or before September 22, 2004, the date of filing the Company's final amendment to its Schedule TO for the Issuer Tender Offer.

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

                                                     BNL FINANCIAL CORPORATION
                                                          (Registrant)



Date: November 13, 2004                     /s/ Wayne E. Ahart
                                          ____________________________________
                                      By: Wayne E. Ahart, Chairman of the Board
                                          (Chief Executive Officer)

Date: November 13, 2004                     /s/ Barry N. Shamas
                                          ____________________________________
                                      By: Barry N. Shamas, Executive V.P.
                                         (Chief Financial Officer)

==============================================================================

13


                                                               Exhibit 31.1
                                 Certifications

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



      Date: November 13, 2004

       /s/ Wayne E. Ahart
      -----------------------
      Wayne E. Ahart
      Chairman of the Board


                                                               Exhibit 31.2
I, Barry N. Shamas, certify that:

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



      Date: November 13, 2004

      /s/ Barry N. Shamas
      -----------------------
       Barry N. Shamas
       Chief Financial Officer

                                                                   Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending September 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


 /s/ Wayne E. Ahart
-----------------------

Wayne E. Ahart
Chief Executive Officer
November 13, 2004



















                                                                   Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350


In connection with the accompanying report on Form 10-Q for the period ending September 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
November 13, 2004