Form 10-K
period 2004-12-31
BNL FINANCIAL CORP
filed 2005-03-30
CIK 757641

Washington, D.C. 20549
                                    FORM 10-K
        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 2004 [Fee Required]
                                       or
          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _____________to_____________ [No Fee Required] Commission File No. 0-16880
------------------------------------------------------------------------------
                            BNL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__X___

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).      Yes___  No_X__


BNL Financial Corporation revenues for fiscal year 2004 were $44,906,665.

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004 cannot be determined due to the limited trading in the Company's stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2004, the Registrant had outstanding 19,047,114 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,899,678 shares owned by affiliates of the Registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE
Location in Form 10-K                                     Incorporated Document
       None                                                          None

Transitional Small Business Disclosure Format Yes ___ No _X__
Total # of pages including cover page 52.

                                     PART 1


                                ITEM 1. BUSINESS
General
BNL Financial Corporation (the "Company" or "Registrant" or "BNLF") is an insurance holding company incorporated in Iowa in January 1984. The Company's administrative offices are located at 2100 West William Cannon, Suite L, Austin, Texas 78745; its telephone number is (512) 383-0220.

In March 2004, BNL Equity Corporation ("BNLE"), the immediate subsidiary of the Company was dissolved and its assets, including the stock of Brokers National Life Assurance Company ("BNLAC"), were distributed to BNLF. All outstanding shares of BNLAC are now owned directly by BNLF.

The Company has three wholly owned subsidiaries, Brokers National Life Assurance Company, BNL Brokerage Corporation and Consumers Protective Association (formerly National Dental Benefit Association, Inc.). Consumers Protective Association is an inactive association that was purchased for the purpose of marketing services, including insurance products to members.

 -------------------------------------       ----------------------------------
       BNL Financial Corporation        ---   Consumer's Protective Association
                                                   (Inactive Association)
 -------------------------------------       ----------------------------------
               |
               |
--------------------------------------
Brokers National Life Assurance Company
--------------------------------------
               |
               |
---------------------------------------
      BNL Brokerage Corporation
---------------------------------------

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2004 marketed life and accident and health insurance. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

In 2004, BNLAC received a Certificate of Authority to market insurance in New Mexico. This increased the number of states in which it is licensed to do business to 36. BNLAC is currently licensed in 36 states to offer life and accident and health insurance on an individual and group basis.

The Company conducts business in the "life, accident and health insurers" industry segment. Most of BNLAC's premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. Financial information relating thereto is contained in the Selected Financial Data below and the Financial Statements included as Exhibits to this Report.

Sales and Marketing
The Company markets its products through independent agents and brokers. BNLAC emphasizes the marketing of specialized or "niche" life and health insurance products including: a 10-year level term policy, group life, hospital indemnity policy, individual dental and group dental insurance. Most of these products are designed to be sold on a group or payroll deduction basis.

Statistics by line of business are as follows (gross before reinsurance):

                                                                             2004                2003
                                                                        ----------------    ---------------
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance                                                      $  293,000          $ 254,000
Individual Annuities(1)                                                         106,000            112,000
Group Dental Insurance                                                       39,652,000         38,207,000
Miscellaneous A&H insurance                                                   1,946,000          1,303,000
                                                                        ----------------    ---------------

          Total                                                             $41,997,000        $39,876,000
                                                                        ================    ===============

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance                                                      $ 288,000           $ 292,000
Individual Annuities(1)                                                         85,000             112,000
Group Dental Insurance                                                      40,681,000          38,813,000
Miscellaneous A&H insurance                                                  1,773,000           1,016,000
                                                                      -----------------    ----------------

          Total                                                            $42,827,000         $40,233,000
                                                                      =================    ================

III. Face Value of Insurance:
Ordinary Life Insurance                                                    $37,000,000         $38,000,000
Accidental Death Insurance                                                  66,000,000          52,000,000
                                                                      -----------------    ----------------

          Total                                                           $103,000,000         $90,000,000
                                                                      =================    ================

        (1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

                                                                                  Accident and
        State                 Life Premiums                Annuity                   Health                      Total
-----------------------    --------------------      --------------------     ----------------------      --------------------
Georgia                              $  13,942                        $-                 $3,873,856                $3,887,798
Oregon                                   6,955                         -                  3,199,602                 3,206,557
Minnesota                                5,667                         -                  3,036,691                 3,042,358
Louisiana                                8,652                         -                  2,649,806                 2,658,458
Arkansas                                24,979                         -                  2,478,360                 2,503,339
Michigan                                 6,531                         -                  2,430,842                 2,437,373
Ohio                                     2,789                       988                  2,166,984                 2,170,761
Idaho                                      562                         -                  2,103,345                 2,103,907
Indiana                                  9,756                         -                  1,927,877                 1,937,633
All Other States                       208,646                    84,278                 18,585,763                18,878,687
                           --------------------      --------------------     ----------------------      --------------------
Total                                 $288,479                  $ 85,266                $42,453,126               $42,826,871
                           ====================      ====================     ======================      ====================

The following chart shows group dental insurance premiums collected for each of the past five years ended December 31.


                                              Gross
                                            Premiums
       Group Dental Insurance               Collected
                                         ----------------
                2004                         $40,681,000
                2003                          38,813,000
                2002                          39,734,000
                2001                          38,083,000
                2000                          34,464,000

The following chart shows group dental insurance claims paid and claims ratios for each of the five years ended December 31. The incurred claims loss ratio represents the ratio of incurred claims to premiums earned.

                                              Gross               Claims
       Group Dental Insurance              Claims Paid             Ratio
       ----------------------
                                         ----------------     ----------------
                2004                          25,044,000                62.3%
                2003                          24,279,000                62.7%
                2002                          25,772,000                64.9%
                2001                          24,821,000                65.5%
                2000                          22,504,000                63.8%

Agents' Commissions
On December 31, 2004, BNLAC had 4,837 general agents and brokers that market its policies in 34 states compared to 4,590 agents and brokers on December 31, 2003

On all of its products BNLAC pays competitive commissions to agents. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

BNLAC collects overwrite commissions on sales of vision insurance policies issued by Vision Service Plan, Security Life Insurance Company of America and Avesis Incorporated. The vision policies are marketed by BNLAC's agency force.

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

BNLAC's Accidental Death Benefit riders are reinsured 100% through a Bulk ADB reinsurance agreement with Generali USA Life Reassurance Company ("Generali"), formerly Business Men's Assurance Company. Generali was rated "A" (Excellent) by AM Best Company for 2003.

BNLAC's individual life insurance products in excess of $35,000 are reinsured with Generali under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

BNLAC's Group Life insurance is reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company for 2003.

Effective November 1, 2003, BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for the Accidental Death and Dismemberment plan. Hannover Life Reassurance Company of America accepts 90% of the risk. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company in 2003.

BNLAC has entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its Group Life and Accidental Death and Dismemberment plans that is effective January 1, 2005 and will replace Hannover Life Reassurance Company of America. Hartford was rated "A+" (Superior) by AM Best Company for 2003.

BNLAC's Short Term Disability insurance is reinsured under a Quota Share reinsurance agreement with Fortis Benefits Insurance Company of Kansas City, Missouri. The reinsurer is liable for 75% of the risk on each policy. Fortis Benefits Insurance Company was rated "A" by AM Best Company for 2003.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

                                              Gross                                                         Net
                                            Insurance          Reinsurance          Reinsurance          Insurance
                                            In Force              Ceded               Assumed             In Force
                                         ----------------    -----------------    ----------------    -----------------
           Life Insurance
                2004                         $37,207,000          $11,752,000             $     0          $25,455,000
                2003                          37,832,000           12,782,000                   0           25,050,000
                2002                          37,045,000           11,443,000                   0           25,602,000
                2001                          34,515,000            9,098,000                   0           25,417,000
                2000                          28,127,000            7,722,000                   0           20,405,000


     Accidental Death Insurance
                2004                         $65,629,000          $59,238,000              $    0           $6,391,000
                2003                          52,095,000           46,885,500                   0            5,209,500
                2002                          44,000,000           39,600,000                   0            4,400,000
                2001                          37,000,000           37,000,000                   0                    0
                2000                          23,000,000           23,000,000                   0                    0


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

                       Net             Net Return on
                    Investment         Mean Invested
    Year              Income              Assets
--------------    ---------------    ------------------
    2004                $879,351                  4.4%
    2003                 854,548                  4.2%
    2002               1,041,679                  5.6%
    2001                 977,578                  6.2%
    2000                 870,482                  6.5%

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company's total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 2004 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 1,112% and, therefore, significantly above the Company Action Level.

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

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 774 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

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

Personnel
At December 31, 2004 BNLAC had four executive officers and 63 full-time administrative personnel. BNLAC's administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. The Company currently has no employees which are represented by a union. BNLAC currently uses a third party administrator to process dental claims.

                               ITEM 2. PROPERTIES

Neither the Company, nor any of its subsidiaries own any real estate.

During the first half of 2002 the Company leased 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. In July 2002 the Company expanded its offices in an adjacent building and increased the space it leases by 1,596 square feet. The annual base rent for the 12,150 square feet was $137,578 a year and the cost for the additional space is $19,152 per year. The lease rate will remain in affect until the initial term of the lease expires in 2005. Effective January 1, 2003, the Company leased an additional 798 square feet in the adjacent building at a rate of $9,576 per year. The Company has an option to renew the lease for another ten years at the rate of $126,000 for the first five years and $129,000 for the second five years of the new lease term on the initial 12,150 square feet of office space. In 2005, the Company has negotiated a lease for new office space in Austin, Texas that is contingent upon the current lessee vacating the space by April 15, 2005. The cost of the lease is not materially greater than the current lease.

BNLE leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $17,450 per year. BNLAC incurs 100% of the rental expense.

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class. The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year's earnings of BNL. The estimated annual impact to earnings per share was approximately $.013 per share. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds are fully callable and redeemable at par at any time by BNL.

During 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3,637,288 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of 2001 and the performance of all duties thereunder. The $3,637,288 of Treasury Stock was retired and returned to authorized but not issued status. The $660,447 Contingent Long Term Liabilities and Contingent Treasury Stock on the Balance Sheet in 2003 represents shares the Company had not been able to determine the status regarding their right to exchange under the settlement agreement. During 2004 the Company determined that $518,517 of the Contingent Long Term Liabilities and Contingent Treasury Stock should not be included in the settlement agreement. The remaining $141,930 were reclassified to Bonds Payable and Treasury Stock.

In 2004 and 2003, the Company made cash offers to bond holders for the purchase of bonds. Bond purchases resulted in a reduction of Bonds Payable of $1,163,456 and $611,789 in 2004 and 2003; respectively. Gains from early extinguishments of the debt were $495,462 and $424,727 in 2004 and 2003; respectively.
..

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote during the fourth quarter of 2004.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Stock
During 2004 the Company made three separate offers to its shareholders to redeem their stock for its book value of $.53, $.60 and $.63 a share; respectively. The offers resulted in the purchase of 913,339 shares of stock for $542,012. In 2003 the Company made two separate offers to its shareholders to redeem their stock for its book value of $.47 and $.53 a share; respectively. The offers resulted in the purchase of 974,541 shares of stock for $477,023. The stock is not traded on any established trading market.

Holders
As of December 31, 2004 there were 2,723 record holders of the Company's common stock.

Dividends
The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

Equity Compensation Plan Information
In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares were authorized by the Board of Directors. The option period may not exceed a term of five years and the duration of the plan was ten years, expiring December 14, 2004. A four-member committee of Directors administers the plan. During 2004, 2003 and 2002, the Company granted 129,575, 131,925, and 154,855 stock options, respectively, with an exercise price of $1.00 per share for those granted in 2004, $.75 per share for those granted in 2003 and $.50 per share for those granted in 2002. There were 515,955 stock options outstanding at December 31, 2004. The number of options expiring or forfeited were 199,500 and 437,500 in 2004 and 2003, respectively. There were 38,350 options exercised in 2004 and 38,525 options exercised in 2003. Under the fair value method, total compensation recognized for grant of stock options was $4,000 in 2004. The fair value of options granted is estimated at $4,000, $0 and $1,596 in 2004, 2003 and 2002. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 3.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.5 years and the weighted average exercise price is $.76. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. The Company granted 60,300 options with an exercise price of $.75 in 2004 and 55,700 options with an exercise price of $.50 in 2003. The fair value of options granted is estimated at $11,000 in 2004 and $10,940 in 2003. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 10.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 8.4 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The table below reflects the Equity Compensation Plans as of December 31, 2004.


                                                                                                      Number of securities remaining
                                                                                                       available for future issuance
                                                                                                         under equity compensation
                                     Number of Securities to be        Weighted Average exercise        plans (excluding securities
                                       issued upon exercise of            price of outstanding            reflected in column (a)
        Plan Category                    outstanding options                    options
------------------------------     --------------------------------    ---------------------------    ------------------------------

Approved by security holders
------------------------------

     Brokers and Agents Plan                       515,955                           $.76                                   -

Not approved by security
   holders
------------------------------

     Employee Plan                                 116,000                           $.56                             134,000

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

                         ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2004 are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004 are included elsewhere in this Form 10-K.


                                           2004                2003                  2002                 2001             2000
                                       ------------        -------------         ------------         ------------     ------------
Total Income............................$44,906,665          $42,505,179          $42,367,834          $39,569,741      $36,182,730
Net Income ..............................$2,652,503           $2,736,355           $2,500,727           $1,283,478       $3,444,483
Net Income Per
  Common Share.............................$.....14             $    .14             $    .12             $    .06         $    .15
Total Assets............................$26,058,520          $24,555,254          $22,133,342          $20,173,856      $17,580,271
Total Liabilities.......................$12,798,984          $13,204,072          $13,822,575          $14,499,547       $9,073,346
Average Shares Outstanding...............19,184,245           20,082,075           20,469,480           22,802,610       23,311,944

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

In this section, we review the consolidated financial condition of the Company at December 31, 2004, 2003 and 2002 and the consolidated results of operations for the periods ended December 31, 2004, 2003 and 2002. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Management believes the Company's current critical accounting policies are comprised of the following:

Reserves for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry. Management uses an independent actuary to formulate this estimate. Differences in the estimates may result in revised claims expense which is recognized in the period in which the difference is determined. See
Note 11 to our financial statements for the effect on the year 2004.

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

At December 31, 2004 and 2003, respectively, the Company had gross deferred tax assets of $807,542 and $1,004,000 with corresponding valuation allowances of $706,542 and $808,865 resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses. The resulting net deferred tax asset is $101,000 and $195,136 at December 31, 2004 and 2003, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

                                                        2004                   2003                  2002
                                                 -------------------    -------------------    ------------------

Current tax provisions                                    $ 355,183              $ 519,949             $ 174,000
Deferred tax provision                                      113,000                 85,036               202,000
                                                -------------------    -------------------    ------------------

Total income tax provision                                 $468,183               $604,985              $376,000
                                                 ===================    ===================    ==================



The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                    2004                    2003                 2002
                                                          -------------------     --------------------    --------------------
 Book income before tax                                           $3,120,686               $3,341,340              $2,876,727
                                                          ===================     ====================    ====================

Income tax computed at statutory rate (34%)                      $ 1,061,033              $ 1,136,056               $ 978,088
Valuation allowance for AMT credit                                   126,317                  138,507                  56,000
Revision of valuation allowance                                    (102,323)                (101,550)               (169,045)
Rate differential                                                  (616,844)                (568,028)               (489,043)
                                                          -------------------     --------------------    --------------------

Total income tax provision (benefit)                               $ 468,183                $ 604,985               $ 376,000
                                                          ===================     ====================    ====================

The Company has net operating loss carry forwards for income tax purposes at December 31, 2004 as follows:


                                     Expiring
                              ---------------------

                                        2005          $   38,024
                                        2006             545,898
                                        2007             286,096
                                        2008             202,779
                                        2009             162,019
                                        2010             185,160
                                        2011              65,880
                                        2012             192,537
                                        2018             254,814
                                        2019             130,716
                                        2020              65,199
                                        2023              73,260
                                        2024              28,624
                                                 ----------------

                                                     $ 2,231,006
                                                 ================

Financial Condition

                                                 2004                    2003                  2002
                                          -------------------     --------------------    ----------------
Income from Operations before
    Income Taxes                                  $3,120,686               $3,341,340          $2,876,727
Book Value Per Share                                   $0.70                    $0.55               $0.41
Statutory Capital and Surplus of
    Insurance Subsidiary                         $13,438,168              $12,348,394         $10,716,560
Stockholders' Equity - GAAP                      $13,259,536              $10,690,735          $8,310,767
A.M. Best Financial Rating                                B+                       B+                  B+

The Company's financial condition strengthened during 2004 due to the increase in net income from operations.

Liquidity and Capital Resources
At December 31, 2004 the Company had liquid assets of $3,809,913 in cash, U.S. Treasury Bills, money market savings accounts, and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow. In 2004, BNLAC collected approximately $42.8 million of premiums and annuity deposits (gross before reinsurance) and $975,485 of investment income. Another source of cash flow in 2004 was overwrite commissions of $461,443 on vision products. At the same time the Company paid $31,766,217 in policy benefits and other insurance costs.

Approximately $664,488 of the bond portfolio is classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. The bonds include; automobile bonds, government agencies and U. S. Treasury Bonds that have unrealized profits. The Company may sell these bonds before they mature.

Approximately $17.0 million of the bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost. This classification reflects management's ability and intent to hold the bonds until maturity. No adjustments to surplus are made as bond values change.

The table below discloses the unrealized gains and losses on the "Held to Maturity" bonds.

Portfolio Designated "Held to Maturity"                                        Gross            Gross
                                                                             Unrealized        Unrealized      Estimated
December 31, 2004                                       Amortized Cost         Gains            Losses        Market Value
-----------------                                      ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
   US government corporations and agencies                 $12,386,696            $9,500         $111,199       $12,284,997
Corporate securities                                         2,676,720            88,353           13,898         2,751,175
Mortgage-backed securities
   GNMA                                                      1,942,557             3,190           24,217         1,921,530
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $17,005,973          $101,043         $149,314       $16,957,702
                                                        ===============    ==============    =============    ==============

In the third quarter of 2004, BNLAC received notification from the Arkansas Insurance Department that its bond portfolio exceeded the 20% investment limitation for certain federal agencies as they relate to its investment in Federal Home Loan Bank bonds. The Company immediately sold $900,000, par value, of its Federal Home Loan Bank bonds for a loss of $4,490 to initiate compliance with the Arkansas statute. For GAAP purposes the bonds were classified as held to maturity. Further discussions with the Arkansas Insurance Department revealed the Department's intent was not to have the Company dispose of any of its block of Federal Home Loan Bank bonds, but instead request permission to exceed the 20% investment limitation. The Company then requested and was granted permission by the Arkansas Insurance Department to exceed the 20% investment limitation. The Company has determined its held to maturity fixed securities portfolio was not tainted since the bond sales were due to an unusual and isolated occurrence that could not be reasonably foreseen. BNLAC held Federal Home Loan Bank Bonds totaling 27% of statutory assets at December 31, 2004.

The Company's investments are primarily in U.S. Government and Government Agencies ($14,803,740 amortized book value) and other investment grade bonds ($2,287,058 amortized book value). The Company does not hedge its investment income through the use of derivatives.

Other long term investments of $1,557,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLF may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLF receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $200,000. On October 15, 2003 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at prime, 5.25%, with interest payable monthly to BNLAC.

On November 5, 2001 the Company's Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings") that included a $575,000 payment to Class Counsel, which was paid in December 2002.

Another term of the settlement is the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company's common stock owned by the members of the class. The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year's earnings. The total principal amount of class action bondholders at December 31, 2004 is $2,007,339 compared to $3,025,499 bondholders and $660,447 contingent bondholders at December 31, 2003. Bond interest expense was $115,101, and $189,985 in 2004 and 2003; respectively. BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The maximum amount of dividends, which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner, is subject to restrictions relating to statutory surplus. The Arkansas Insurance Commissioner has reviewed and approved the settlement. The Company does not expect the dividend restrictions to impact its ability to meet its cash needs. The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2004, BNLAC paid dividends totaling $1,150,000 to BNLF for the purchase of Company stock and bonds and for other general operating funds compared to $857,734 dividends paid in 2003. In 2005, the Company has negotiated with Universal Guaranty Life Insurance Company to purchase 2,216,776 shares of BNL Financial Corporation's common stock for $2,300,000. The transaction is pending regulatory approval. BNLAC will use short term investments to fund the dividends it will pay to the Company to purchase the stock.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2004.

Long-Term Contractual Obligations                        Total       < 1 Year         1-3 Years        3-5 Years       > 5 Years
---------------------------------                        -----       --------         ---------        ---------       ---------
Bonds and Related Future Interest Payable*            $3,214,000      $120,000        $242,000         $242,000        $2,610,000
Operating Lease Obligations                              203,000       169,000          34,000                -               -
Liability  for  Future  Policy  Benefits & Annuity
    Deposits**                                                -            -               -                  -               -
Supplementary Contracts                                   66,000        17,000          33,000           16,000               -

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

Results of Operations
Premium income was $43,146,365 in 2004, $40,809,336 in 2003, and $41,237,420 in
2002. The 6% increase in 2004 was due to new sales of group and individual dental insurance and increased renewal premiums from a reduction in the lapse rates on existing business. The decrease of 1% in 2003 was due to the loss of three large dental groups at the end of 2002 and the first quarter of 2003. In 2004, group dental insurance premium income made up 95.3% of total premium income.

Net investment income was $975,485 in 2004, $970,382 in 2003, and $1,148,225 in
2002, an increase of 1% in 2004, and a decrease of 12% in 2003. The slight increase in 2004 was due to an increase in investment in fixed maturities and an increase in interest rates. The decrease in 2003 was primarily due to the general decline in interest rates.

The Company receives marketing fees from EBI per the marketing agreement mentioned above. The Company received marketing fees of $165,275 in 2004, $146,107 in 2003 and $143,619 in 2002. The increase in 2004 was due to an increase in third party administrator income at EBI in 2004.

The Company had a realized gain on debt extinguishments of $495,462 in 2004 and $424,726 in 2003 due to the purchase of debentures payable at less than par value.

Realized capital gains and (losses) on investments were $124,077 in 2004, $154,628 in 2003 and ($161,430) in 2002. The realized gain in 2004 and 2003 are primarily from the sale of U.S. Treasury bonds. The realized loss in 2002 was primarily due to the write down in value of certain bonds and stock.

Increase in liability for future policy benefits was $687,619 in 2004, $34,377 in 2003 and $93,518 in 2002. The increase in 2004 was primarily due to a $611,410 increase in additional contract reserves on the individual dental policies. Beginning in 2004, new reserve rules prescribed by most state insurance departments require additional reserves be established to more properly match premiums and benefits for this product. The Company was also required to set up deferred acquisition costs on the individual dental plans that reduced general and administrative expenses by $155,410. The decrease in 2003 was due to a slight decrease in the number of whole life insurance policies in force.

Policy benefits and other insurance costs decreased from $30,789,481 in 2002, to $30,108,152 in 2003 and increased to $31,766,217 in 2004. The increase in 2004 was due to an increase in claims and commissions resulting from the increase in group and individual dental premium collected and commissions paid on a recruiting bonus program. The decrease in 2003 was the result of a $900,000 reduction in group dental claims. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 62.3% in 2004, 62.7% in 2003 and 64.1% in 2002. The claims ratio has steadily decreased over the last three years as a result of renewal rate adjustments.

Amortization of deferred policy acquisition costs was $29,973 in 2004, $30,403 in 2003 and $26,918 in 2002. Amortizaton of deferred policy acquisition costs varies in relation to lapses or surrenders of existing policies.

Operating expenses were $7,957,447 in 2004, $7,664,081 in 2003 and $7,249,662 in
2002. The 4% increase in expenses in 2004 was primarily due to an increase in payroll expenses, employee benefits and actuarial expense which increased due to an increase in business in force, new plans of insurance available for sale and increased state filings. The increase in expenses in 2003 was due to an increase in executive bonus incentive plan expenses, which increase with profits, payroll expense and marketing expense associated with increased product and sales promotion.

Taxes other than on income were $1,344,723 in 2004, $1,326,826 in 2003 and $1,331,528 for 2002. The increase in 2004 was due to premium taxes on the increase in collected premiums. The decrease in 2003 was due to a decrease in premium taxes on fewer premiums collected.

For 2004, the consolidated net income from operations before taxes was $3,120,686 compared to $3,341,340 in 2003 and $2,876,727 in 2002. The decrease in 2004 was primarily due to the increase in additional contract reserves on the individual dental plan. The increase in 2003 was due to a decrease in claims on group dental business and an increase in realized gains.

Earnings per share was $.14, $.14, and $.12 in 2004, 2003 and 2002, respectively. The effect of the treasury shares described in Note 6 to the financial statements was immaterial in 2004 and 2003 and increased earnings per share by $.015 in 2002.

The provision for income taxes was $468,183 in 2004, $604,985 in 2003 and $376,000 in 2002. For the periods ended December 31, 2004, 2003 and 2002, the Company had $355,183, $519,949 and $174,000 of current federal tax expense and $113,000, $85,036 and $202,000 of deferred tax expense; respectively. The decrease in 2004 was due to a reduction in net income and an over accrual of approximately $36,000 in 2003. The increase in 2003 is due to the net operating losses of the life insurance subsidiary being fully utilized in 2002.

For the year ended December 31, 2004, other comprehensive income was ($87,603) compared to $56,053 in 2003 and $171,170 for the same period in 2002. The comprehensive income in 2003 and 2002 was due to a decrease in interest rates that increased the market value of the Company's bond portfolio. The decrease in comprehensive income for the period ended December 31, 2004 was due to an increase in interest rates and the reclassification adjustment for realized losses of $126,364.

Looking Forward
BNLAC plans to apply for authority to market insurance products in additional states in the upcoming year. In 2004 we received approval to market insurance in New Mexico and we currently have an application pending for a certificate of authority in Wisconsin.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. The Company's conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2004 and December 31, 2003. We held various financial instruments at December 31, 2004 and 2003, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4).

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at December 31, 2004 and December 31, 2003 was $17,622,189 and $16,631,478, respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2004 of approximately $504,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2004, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2004 totaled $628,821, or only 2.8% of total investments and cash on a consolidated basis. We do not hedge our equity price risk. As of December 31, 2004, a 20% adverse change in equity prices would result in an approximate $100,000 decrease in the fair value of our equity securities.

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

None


                    ITEM 9A. INTERNAL CONTROLS AND PROCEDURES

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

                         ITEM 9B.  FORM 8K FILINGS

The Company did not file reports on Form 8-K for the fourth quarter of the year covered by this report.


                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

                                                First Became
                                                Director or
                                             Executive Officer
           Name                   Age                                                   Position
----------------------------    --------    ---------------------    -----------------------------------------------
Wayne E. Ahart                    64                1984                   Chairman of the Board and Director
C. Donald Byrd                    63                1984                Vice Chairman of the Board and Director
Kenneth Tobey                     46                1994                         President and Director
Barry N. Shamas                   57                1984                 Executive Vice President, Treasurer and
                                                                                        Director
Cecil Alexander                   68                1994                                Director
Richard Barclay                   67                1994                                Director
Eugene A. Cernan                  70                1994                                Director
Hayden Fry                        75                1984                                Director
John Greig                        69                1984                                Director
Roy B. Keppy                      81                1984                                Director
Roy Ledbetter                     74                1994                                Director
John E. Miller                    74                1994                                Director
James A. Mullins                  70                1984                                Director
C. James McCormick                79                1984                                Director
Robert R. Rigler                  81                1989                                Director
Chris Schenkel                    80                1994                                Director
L. Stan Schoelerman               79                1984                                Director
Orville Sweet                     80                1984                                Director
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

Wayne E. Ahart has served as Chairman of the Board of BNL since 1984 and BNLAC since 1986. He served as Chairman of the Board of BNLE from 1988 to 2004 and as Chairman of the Board of United Arkansas Life from 1990 to 1994. Prior to that time, Mr. Ahart served as Board Chairman of: Investors Trust, Inc. ("ITI") and its subsidiary, Investors Trust Assurance Company ("ITAC"), both of Indianapolis, Indiana (1973-1987); Liberty American Corporation ("LAC")(President since 1981) and its subsidiary Liberty American Assurance Company ("LAAC"), both of Lincoln, Nebraska (1975-1987); and (President) American Investors Corporation ("AIC") and its subsidiary, Future Security Life Insurance Company ("FSL"), both of Austin, Texas (1980-1987). Mr. Ahart has been owner and Chairman of the Board of Lone Star Pizza Garden Inc. from 1986 to the present.

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


Compensation Committee

The Company's compensation committee consists of three members of the board of directors, C. James McCormick, Roy Ledbetter and Orville Sweet. C. James McCormick is Chairman of the committee. See description of board members for additional information.

Code of Ethics

The Company has a code of ethics that applies to all employees of the Company. To receive a copy of the Company's code of ethics without charge, contact:



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


                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                           Annual Compensation                  Awards       Payouts
            (A)                 (B)       (C)           (D)         (E)           (F)           (G)          (H)           (I)
                                                                  Other
                                                                  Annual       Restricted                                All Other
     Name and Principal                                           Compen        Stock       Options/SARs     LTIP        Compen
          Position             Year      Salary       Bonus $     -sation $     Award(s) $       (#)       Payouts $    -sation $
----------------------------- -------- ------------ ------------ ----------- -------------- ------------ ------------- ------------
Wayne E. Ahart, CEO            2004     $127,500       $150,098     $76,629       $0             -            $0           $0
             "                 2003     $125,000       $184,288     $42,658       $0             -            $0           $0
             "                 2002     $125,000       $154,506     $54,086       $0             -            $0           $0
 Barry N. Shamas, Executive
            V.P.               2004     $116,666       $102,462     $17,920       $0             -            $0           $0
             "                 2003     $110,600       $100,347     $18,028       $0             -            $0           $0
             "                 2002     $110,600        $62,430     $18,237       $0             -            $0           $0
    C. Donald Byrd, Vice
   Chairman of the Board       2004     $101,667        $99,847     $27,136       $0             -            $0           $0
             "                 2003      $95,824        $98,769     $26,734       $0             -            $0           $0
             "                 2002      $92,500        $51,283     $26,570       $0             -            $0           $0

  Kenneth Tobey, President     2004      $91,667        $99,016     $11,104       $0             -            $0           $0
             "                 2003      $79,583       $105,099      $9,369       $0             -            $0           $0
             "                 2002      $77,500        $55,033     $12,136       $0             -            $0           $0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers in 2004, as a group, is $1,021,712 including bonuses of approximately $100,000 under the Company's stock bonus plan and $291,839 under the executive incentive bonus plan. The Company has accrued bonuses payable at December 31, 2004, of approximately $100,000 under the stock bonus plan and approximately $131,000 under the executive bonus plan. The Company does not have employment agreements with any of its officers.

The Company does not have any employment or severance agreements with officers or employees.

Compensation of Directors
Each director receives a fee of $500 per company, plus reasonable travel expenses for each meeting of the Board of Directors attended. The Audit and Compensation Committees receives $500 for each meeting attended.

Benefit Plans
See Equity Compensation Plans for a description of the 1994 Agents' Nonqualified Stock Option Plan and the 2002 Non-Director, Non-Executive Stock Option Plan.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. The life company subsidiary bears its prorata share of the bonus expense based on its pre-tax statutory profits. Bonus expense was $312,069, $334,134 and $287,673 under this plan for 2004, 2003 and 2002, respectively.

The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000, $100,000 and $100,000 were granted in 2004, 2003 and 2002, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $57,698, $46,138 and $32,565 in 2004, 2003 and 2002, respectively.

Indebtedness of Management
No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 2004, other than for ordinary travel and expense advances and other reimbursable expenses, if any.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 2004:

                                                                         Amount and Nature of          Percent of Class as of
  Title of Class             Name and Address of Beneficial Owner      Beneficial Ownership (1)          December 31, 2004
-------------------          --------------------------------------    --------------------------    -------------------------
Common Stock                 Wayne E. Ahart                                1,982,653(2)(3)(7)                 10.41%
                             8017 Cobblestone
                             Austin, Texas 78735
Common                       LeRene Ahart                                   1,982,652(6)(7)                   10.41%
Stock                        14 Club Estates Pkwy
                             Austin, TX  78735
Common Stock                 Barry N. Shamas                                 2,801,816(5)                     14.71%
                             1095 Hidden Hills Dr.
                             Dripping Springs, Texas 78620
Common Stock                 Universal Guaranty Life Insurance               2,216,776(2)                     11.64%
                             Company
                             5250 S. Sixth St. Rd.
                             Springfield, Illinois 62705
Common Stock                 C. Donald Byrd                                  1,615,743(4)                     8.31%
                             631 47th Street
                             W. Des Moines, IA 37076

     (1) To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

     (2) Wayne E. Ahart and Commonwealth Industries, Inc. ("CIC"), a parent of Universal Guaranty Life Insurance Company ("UGL"), have agreed: (a) that if Mr. Ahart sells his shares of the Company to a third party, Mr. Ahart or the third party must also purchase UGL's shares of the Company at the same price and on the same terms; and (b) in the event UGL receives a bona fide offer to purchase its shares of the Company, Mr. Ahart has a first right of refusal to purchase such shares on the same terms and conditions. On March 21, 2005, the Company entered into a conditional agreement with UGL to purchase the 2,216,776 shares which it owns for a purchase price of $2,300,000. If the purchase is closed, the agreement between Mr. Ahart and CIC-UGL will be terminated. Mr. Ahart's shares will not be purchased.

     (3) Includes 133,290 shares owned directly by Wayne Ahart and 1,200,000 shares held in the name of National Iowa Corporation and 649,363 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

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

     (6) Includes 133,290 shares owned directly by LeRene Ahart and 1,200,000 shares owned by National Iowa Corporation and 649,363 shares owned by Arkansas National Corporation. Wayne Ahart controls Arkansas National Corporation and National Iowa Corporation and votes the BNL Financial Corporation shares owned by both companies.

     (7) Wayne E. Ahart has voting control , either directly or through Arkansas National Corporation and National Iowa Corporation, of 4,712,216 shares 24.74% of the issued and outstanding common stock of BNLF.

Security Ownership of Management
The following table sets forth, as of December 31, 2004, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

                                                                    Amount and Nature of
                                                                  Beneficial Ownership(1)        Percent of Class as of
Title of Class                  Name of Beneficial Owner                                           December 31, 2004
-----------------------    -----------------------------------    -------------------------    ---------------------------
     Common Stock          Wayne E. Ahart                                 1,982,563(2)                    10.41%
          "                Barry N. Shamas                                2,801,816(4)                    14.71%
          "                C. Donald Byrd                                 1,615,743(3)                     8.31%
          "                Kenneth Tobey                                    914,786                        4.70%
          "                C. James McCormick                               137,084(5)                      .70%
          "                Hayden Fry                                        69,047                         .36%
          "                John Greig                                        50,102                         .26%
          "                Roy Keppy                                         51,001                         .26%
          "                James A. Mullins                                  50,000                         .26%
          "                L. Stanley Schoelerman                            50,000                         .26%
          "                Orville Sweet                                     50,000                         .26%
          "                Richard Barclay                                   46,088                         .23%
          "                John E. Miller                                    47,111                         .24%
          "                Cecil Alexander                                   37,088                         .19%
          "                Eugene A. Cernan                                  37,088                         .19%
          "                Roy Ledbetter                                     37,088                         .19%
          "                Chris Schenkel                                    37,088                         .19%
          "                Robert R. Rigler                                   3,295                         .02%
          "                All Executive Officers and
                           Directors as a group (18 persons)              8,016,988                       42.09%
----------------------- -- -----------------------------------

     (1) To the Company's knowledge all shares are beneficially owned by the persons named, except as otherwise indicated, and they hold the sole voting and investment power.

     (2) Includes 133,290 shares owned directly by Wayne Ahart and 1,200,000 shares held in the name of National Iowa Corporation and 649,363 shares held in the name of Arkansas National Corporation, both of which are controlled by Mr. Ahart.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required under this item is incorporated by reference from our Proxy Statement.

                                     PART IV


                ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     31.1       Certification of Chief Executive Officer                     Filed herewith - E1
                Section 302

     31.2       Certification of Chief Financial Officer                     Filed herewith - E2
                Section 302

     32.1       Certification of Chief Executive Officer                     Filed herewith - E3
                Section 906

     32.2       Certification of Chief Financial Officer                     Filed herewith - E3
                Section 906



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2005.

                                        BNL FINANCIAL CORPORATION

                                           /S/ Wayne E. Ahart
                                          --------------------------
                                     By: Wayne E. Ahart, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 SIGNATURE                                         TITLE                                  DATE
---------------------------------------------       ---------------------------------           --------------------------

             /S/ Wayne E. Ahart                      Chairman of the Board, Director                  03/30/2005
             -------------------
               Wayne E. Ahart
       (Principal Executive Officer)


             /S/ C. Donald Byrd                    Vice Chairman of the Board and Director             03/15/2005
             --------------------
               C. Donald Byrd


             /S/ Kenneth Tobey                             President and Director                      03/15/2005
             --------------------
               Kenneth Tobey

            /S/ Barry N. Shamas                   Executive Vice President, Treasurer and Director     03/30/2005
            ---------------------
              Barry N. Shamas
(Principal Financial and Accounting Officer)


               /S/ Hayden Fry                                   Director                               03/15/2005
               ---------------
                 Hayden Fry


               /S/ John Greig                                   Director                                03/15/2005
               ----------------
                 John Greig


               /S/ Roy Keppy                                    Director                                03/15/2005
               ---------------
                 Roy Keppy


              /S/ C. James McCormick                            Director                                03/15/2005
              ----------------------
              C. James McCormick Director


              /S/ James A. Mullins                              Director                                03/15/2005
              --------------------
              James A. Mullins


              /S/ Robert R. Rigler                              Director                                03/15/2005
              -----------------------
              Robert R. Rigler


              /S/ Stanley Schoelerman                           Director                                03/15/2005
              ------------------------
              Stanley Schoelerman


             /S/ Orville Sweet                                  Director                                03/15/2005
             -----------------
             Orville Sweet


             /S/ Cecil Alexander                                Director                                03/15/2005
             -------------------
              Cecil Alexander


            /S/ Richard Barclay                                 Director                                03/15/2005
            -------------------
              Richard Barclay


            /S/ Eugene A. Cernan                                Director                                03/15/2005
            --------------------
              Eugene A. Cernan

             /S/ Roy Ledbetter                                  Director                                03/15/2005
             -----------------
               Roy Ledbetter


             /S/ John E. Miller                                 Director                                03/15/2005
             -------------------
               John E. Miller


             /S/ Chris Schenkel                                 Director                                03/15/2005
             ------------------
               Chris Schenkel


                            ANNUAL REPORT ON FORM 10-K

                             ITEM 15 (a) AND 15 (d)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                   BNL FINANCIAL CORPORATION AND SUBSIDIARIES

                                DES MOINES, IOWA

-------------------------------------------------------------------------------



Table of Contents

                                                                                                        Page Number of 2004
                                                                                                             Form 10-K
                                                                                                      -------------------------
Item 15(a) Financial Statements

Report of Independent Accountants on Financial Statements                                                       F-2

Consolidated Balance Sheet, December 31, 2004 and 2003                                                          F-3

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31,
2004, 2003 and 2002                                                                                             F-4

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2004,
2003 and 2002                                                                                                   F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002                       F-6

Notes to Consolidated Financial Statements                                                                      F-7

Item 15(d) - Schedule III, Condensed Financial Information of Registrant                                        F-20


------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm
-----------------------------------------------------------------------------


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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.




Oklahoma City, Oklahoma                                SMITH, CARNEY & CO., p.c.
February 7, 2005                                       /s/ Smith, Carney & Co

------------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                        ------------------------------------------
ASSETS                                                                                        2004                     2003
                                                                                        -----------------         ----------------
   Cash and cash equivalents                                                                  $3,809,913               $3,398,661
   Investments in fixed maturities at fair value, Available for Sale  (amortized
     cost $589,521; $1,245,558; respectively)                                                    664,488                1,457,988
   Investments in fixed maturities at amortized cost, Held to Maturity  (fair
     value $16,957,702; $15,173,490; respectively)                                            17,005,973               15,120,096
   Other long-term investments - (Note 4)                                                      1,557,407                1,527,407
   Investment in equity securities, at fair value
       (cost $588,885, $339,509, respectively)                                                   628,821                  373,214
                                                                                        -----------------          ---------------
               Total Investments, Including Cash and  Cash Equivalents                        23,666,602               21,877,366

   Accrued investment income                                                                     183,197                  183,713
   Furniture and equipment, net                                                                  434,799                  486,000
   Deferred policy acquisition costs                                                             346,373                  220,937
   Policy loans                                                                                  153,470                  144,122
   Receivable from reinsurer                                                                      34,121                   31,065
   Premiums due and unpaid                                                                       855,959                1,059,950
   Income tax assets                                                                             101,000                  195,136
   Intangible assets                                                                             154,483                  162,237
   Other assets                                                                                  128,516                  194,728
                                                                                        -----------------          ---------------

               Total Assets                                                                  $26,058,520              $24,555,254
                                                                                        =================          ===============

LIABILITIES
   Liabilities for future policy benefits                                                     $2,268,652               $1,577,978
   Policy claims payable                                                                       2,235,929                2,578,992
   Annuity deposits                                                                            2,783,838                2,777,665
   Deferred annuity profits                                                                      373,985                  425,980
   Premium deposit funds                                                                          36,024                   40,260
   Supplementary contracts without life contingencies                                             55,799                   69,596
   Advanced and unallocated premium                                                              659,498                1,127,148
   Commissions payable                                                                           483,655                  433,257
   Accrued taxes and expenses                                                                    810,437                  777,128
   Bonds payable                                                                               2,007,339                3,025,499
   Payable for Securities                                                                        650,000                        -
   Other liabilities                                                                             433,828                  370,569
                                                                                        -----------------          ---------------
               Total Liabilities                                                              12,798,984               13,204,072
                                                                                        -----------------          ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
   Contingent long-term liabilities                                                                    -                  660,447
                                                                                        -----------------          ---------------

                Total Commitments and Contingencies                                                    -                  660,447
                                                                                        -----------------          ---------------


SHAREHOLDERS' EQUITY
   Common stock, $.02 stated value, 45,000,000 shares authorized;
      20,980,760 shares issued and outstanding                                                   419,616                  419,616
   Additional paid-in capital                                                                 10,829,800               10,787,911
   Accumulated other comprehensive income                                                         90,165                  177,768
   Accumulated surplus                                                                         3,109,839                  457,336
   Contingent treasury stock 0; 440,298 shares, respectively (Note 6)                                  -                (660,447)
   Treasury stock, at cost, 1,933,646; 1,098,493 shares, respectively                        (1,189,884)                (491,449)
                                                                                        -----------------          ---------------
               Total Shareholders' Equity                                                     13,259,536               10,690,735
                                                                                        -----------------          ---------------

               Total Liabilities and Shareholders' Equity                                    $26,058,520              $24,555,254
                                                                                        =================          ===============
                         The accompanying notes are an integral part of the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2004, 2003, and 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                         2004                     2003                   2002
                                                                   ------------------       -----------------       ----------------
Income
   Premium income                                                        $43,146,365             $40,809,336            $41,237,420
   Net investment income                                                     975,485                 970,382              1,148,225
   Marketing fees (Note 4)                                                   165,275                 146,107                143,619
   Realized gain on debt retirements                                         495,462                 424,726                      -
   Realized gains (losses)                                                   124,078                 154,628              (161,430)
                                                                   ------------------       -----------------       ----------------

               Total Income                                               44,906,665              42,505,179             42,367,834
                                                                   ------------------       -----------------       ----------------

Expenses
   Increase in liability for future policy benefits                          687,619                  34,377                 93,518
   Policy benefits and other insurance costs                              31,766,217              30,108,152             30,789,481
   Amortization of deferred policy acquisition costs                          29,973                  30,403                 26,918
   Operating expenses                                                      7,957,447               7,664,081              7,249,662
   Taxes, other than on income                                             1,344,723               1,326,826              1,331,528
                                                                   ------------------       -----------------       ----------------

                Total Expenses                                            41,785,979              39,163,839             39,491,107
                                                                   ------------------       -----------------       ----------------

                Income from Operations before
                     Income Taxes                                          3,120,686               3,341,340              2,876,727

   Provision for income taxes                                                468,183                 604,985                376,000
                                                                   ------------------       -----------------       ----------------

               Net Income                                                $ 2,652,503             $ 2,736,355            $ 2,500,727
                                                                   ==================       =================       ================

Net income per common share (basic and diluted)                                $0.14                   $0.14                  $0.12
                                                                   ==================       =================       ================

Weighted average number of fully
    paid common shares                                                    19,184,245              20,082,075             20,469,480
                                                                   ==================       =================       ================

               Net Income (as above)                                     $ 2,652,503             $ 2,736,355            $ 2,500,727
                                                                   ------------------       -----------------       ----------------


Other comprehensive income (loss), net of tax: Unrealized gains on securities:
          Unrealized holding gain arising during period
           (net of $18,482 and $42,000 of deferred taxes                      38,761                 210,680                  9,741
           in 2004 and 2003; respectively)
       Reclassification adjustment for gain (loss)
           included in net income                                          (126,364)               (154,627)                161,429
                                                                   ------------------       -----------------       ----------------

                Other Comprehensive Income (Loss)                           (87,603)                  56,053                171,170
                                                                   ------------------       -----------------       ----------------

                Comprehensive Income                                      $2,564,900              $2,792,408             $2,671,897
                                                                   ==================       =================       ================






                         The accompanying notes are an integral part of the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2004, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                   Common Stock                Additional          Accumulated          Other
                            -------------------------           Paid-In            (Deficit)        Comprehensive         Treasury
                              Shares           Amount            Capital            Surplus             Income             Stock
                            ----------  -------------     --------------    -----------------    --------------    ---------------
Balance, December 31, 2001  23,311,944       $466,239        $14,313,000         $(4,779,746)         $(49,455)       $(4,275,729)
                            ==========  =============     ==============    =================    ==============    ===============

Accumulated other
    comprehensive income          -                -                   -                    -           171,170                  -
Sale of treasury  stock           -                -                 523                    -                 -              6,325
Purchase treasury stock           -                -                   -                    -                 -           (97,734)
Stock options exercised         55,550          1,111             26,664                    -                 -                  -
Sale of common stock            52,153          1,043             25,033                    -                 -                  -
Stock options granted             -                -               1,596                    -                 -                  -
Net income                        -                -                   -            2,500,727                 -                  -
                           -----------  -------------     --------------    -----------------    --------------    ---------------
Balance, December 31, 2002  23,419,647       $468,393        $14,366,816         $(2,279,019)          $121,715       $(4,367,138)
                          ============  =============     ==============    =================    ==============    ===============

Accumulated other  comprehensive
    income                         -                -                  -                    -            56,053                  -
Sale of treasury stock             -                -              5,317                    -                 -             83,309
Purchase of treasury stock         -                -                  -                    -                 -          (505,355)
Stock options exercised         38,125            763             18,662                    -                 -                  -
Purchase of common stock      (52,153)        (1,043)           (25,033)                    -                 -                  -
Stock options granted              -                -             10,940                    -                 -                  -
Retirement of treasury
    Stock                   (2,424,859)      (48,497)        (3,588,791)                    -                 -          3,637,288
Net income                         -               -                   -            2,736,355                 -                  -
                          -------------  -------------    --------------    -----------------    --------------    ---------------
Balance, December 31, 2003  20,980,760       $419,616        $10,787,911             $457,336          $177,768       $(1,151,896)
                          =============  =============    ==============    =================    ==============    ===============

Accumulated other  comprehensive
    income                        -                -                  -                     -          (87,603)                  -
Sale of treasury stock            -                -              23,239                    -                 -             41,312
Purchase of treasury stock        -                -                  -                     -                 -          (619,262)
Stock options exercised           -                -               3,650                    -                 -             20,761
Stock options granted             -                -              15,000                    -                 -                  -
Contingent Treasury Stock         -                -                  -                     -                 -            519,201
     See Note 6
Net income                        -                -                  -             2,652,503                 -                  -
                          -------------  -------------     --------------   -----------------    --------------    ---------------
Balance, December 31, 2004  20,980,760       $419,616         $10,829,800          $3,109,839           $90,165       ($1,189,884)
                          =============  =============     ==============   =================    ==============    ===============








                         The accompanying notes are an integral part of the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
BNL Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                Year Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2004               2003                2002
                                                                                -------------    ----------------    ---------------
Cash Flows from Operating Activities
     Net income                                                                   $2,652,503          $2,736,355         $2,500,727
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Realized (gain) loss on investments                                    (131,796)           (152,951)            161,429
            Realized (gain) loss on sale of furniture and equipment                    7,719             (1,677)                  -
            Realized gain on debt extinguishments                                  (495,462)           (424,726)                  -
            Depreciation                                                             209,851             195,425            224,660
            Decrease in deferred tax asset                                           113,000              84,000            202,000
            Amortization of deferred acquisition costs, and bond issuance cost        66,078              36,218             32,733
            Accretion of bond discount                                                 3,749              24,473              3,541
            Common stock and stock options granted                                    15,000              31,440              1,596
        Change in assets and liabilities:
            Decrease in accrued investment income                                        517               2,805             37,582
            (Increase) decrease in receivable from reinsurer                         (3,056)               1,171              2,754
            (Increase) decrease in premiums due and unpaid                           203,991           (138,942)          (134,663)
            Increase in liability for future policy benefits                         690,674              33,208             90,765
            Increase (decrease) in policy claims payable                           (343,063)             221,443           (89,386)
            Decrease in annuity deposits and deferred profits                       (45,822)           (121,962)           (37,195)
            Decrease in premium deposit funds                                        (5,236)             (3,565)           (18,162)
            Increase (decrease) in advanced and unallocated premium                (467,650)             387,292           (58,934)
            Increase (decrease) in commissions payable                                50,398            (12,211)          (178,016)
            Decrease in contingent settlement expense liability                           -                   -          (575,000)
            Other, increase                                                          (3,157)               7,014            215,423
                                                                                ------------    ----------------    ---------------
                    Net Cash Provided by Operating Activities                      2,518,238           2,904,810          2,381,854
                                                                                ------------    ----------------    ---------------

Cash Flows from Investing Activities
     Proceeds from sales of investments                                            1,150,475           1,102,540            484,376
     Proceeds from maturity or redemption - Available for Sale Investments           793,634                   -          4,503,229
     Proceeds from maturity or redemption - Held to Maturity Investments           7,293,903           6,503,497          3,336,000
     Proceeds from sale of furniture and equipment                                    58,388              10,976                  -
     Purchase of equity securities                                                 (360,453)           (163,885)          (224,325)
     Purchase of furniture and equipment                                           (224,757)           (227,882)          (263,938)
     Purchase of fixed maturity securities, Available for Sale                             -                   -        (4,526,454)
     Purchase of fixed maturity securities, Held to Maturity                     (9,580,134)        (11,756,299)        (1,603,133)
     Other Investments - Line of credit advanced                                    (30,000)            (30,000)          (140,000)
                                                                                ------------    ----------------    ---------------
                     Net Cash Provided (Used) in Investing Activities              (898,944)         (4,561,053)          1,565,755
                                                                                ------------    ----------------    ---------------

Cash Flows from Financing Activities
     Sale of treasury stock                                                           64,550              58,797              6,848
     Purchase of treasury stock                                                    (619,262)           (477,023)           (97,734)
     Net change in supplementary contracts                                          (13,797)            (20,111)             23,559
     Sale of common stock                                                                  -                   -             26,076
     Stock options exercised                                                          24,411              19,425             27,775
     Debt extinguishments                                                          (663,944)           (187,063)                  -
                                                                                ------------    ----------------    ---------------
                      Net Cash Used in Financing Activities                      (1,208,042)           (605,975)           (13,476)
                                                                                ------------    ----------------    ---------------

                      Net Increase (Decrease) in Cash and Cash Equivalents           411,252         (2,262,218)          3,934,133
                      Cash and Cash Equivalents, Beginning of Period               3,398,661           5,660,879          1,726,746
                                                                                ------------    ----------------    ---------------

                      Cash and Cash Equivalents, End of Period                    $3,809,913          $3,398,661         $5,660,879
                                                                                ============    ================    ===============
                         The accompanying notes are an integral part of the consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of BNL Financial Corporation and its wholly owned subsidiaries, BNL Equity Corporation, Brokers National Life Assurance Company (BNLAC), BNL Brokerage Corporation and Consumers Protective Association, Inc. All significant intercompany balances have been eliminated. In March 2004, BNL Equity Corporation (BNLE), the immediate subsidiary of the Company was dissolved and its assets, including the stock of ("BNLAC"), were distributed to BNLF. All outstanding shares of BNLAC are now owned directly by BNLF.

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

The Company's principal activity is the sale of individual and group life and accident and health insurance within the United States. The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $2,000. See Note 10. The Company is licensed to sell in 36 states as of December 31, 2004. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

Premiums from accident and health insurance are reported as earned when due since these policies are long duration contracts.

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

The income tax asset includes management's estimate of the future benefit to be derived from net operating loss carry forwards and the difference in tax basis of assets and liabilities. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income. If future income is not generated as expected, deferred income tax assets may need to be written off (no such write-offs have occurred). See Note 3.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which are revised periodically to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 4.0% to 3.0% during 2004 and 2003.

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

Effective September 30, 2002, the Company elected to divide its portfolio and change its accounting treatment for approximately $11.6 million of debt securities in its investment portfolio in accordance with SFAS No. 115. These securities, formerly accounted for as available for sale and reflected in the financial statements at market value, will be accounted for as held to maturity. This classification change reflects management's intent and ability to hold this block of securities, and other securities purchased subsequently and so designated, to their maturity. This reclassification required the Company to report the bond's value on September 30, 2002 at fair market value at the date of reclassification. New purchases designated by management as part of the held to maturity portfolio will be presented on the financial statements at amortized book value and, therefore, unlike the available for sale portfolio, no adjustments to surplus will be made as bond values change. The election to change the method of accounting had no material effect on the financial statements of the Company in 2002 but could have a material effect in the future since surplus will not be adjusted as described above.

Realized gains or losses on sale of all investments are determined on a specific identification basis. Investments in equity securities are carried at fair value.

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. For purpose of cash flow disclosures, there was no material interest paid in 2002. The Company made debenture interest payments of $69,307 and $71,681 in 2004 and 2003; respectively. The Company made cash payments for income taxes of $255,809, $582,833 and $173,472 in 2004, 2003 and 2002, respectively.

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Accumulated depreciation totaled $531,219 and $487,709 at December 31, 2004 and 2003, respectively. Depreciation expense was $209,851, $195,425, and $224,660, for the years ended December 31, 2004, 2003 and 2002, respectively.

Other assets include agents' balances of $52,086 and $61,028 at December 31, 2004 and 2003, respectively, after reduction for allowance of doubtful accounts. The allowance account had a credit recorded of $2,500 and $1,000 in 2004 and 2003, respectively and an expense of $5,562 in 2002.

The Company adopted Statement #142 of the Financial Accounting Standards Board in the first quarter of 2003, as required. The adoption had no material effect on the financial statements of the Company. The new accounting rule changes the methods of accounting for intangible assets, which generally were amortized over 40 years under previous rules. The new standard requires that intangible assets be separately presented on the face of the Balance Sheet and be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired. As indicated on the face of the Balance Sheet, the Company has intangible assets of $154,483 and $162,237 at December 31, 2004 and 2003 respectively. These assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. Amortization expense of approximately $7,744, $5,800 and $5,800 was recorded for each of the years ended December 31, 2004, 2003 and 2002, respectively. The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan and the 2002 Nondirector, Nonexecutive Stock Option Plan using the fair value method as required by SFAS No. 123. Under this method the fair value of the options granted is recorded as expense at the date of grant. See Note 9.

Net gain per share is based on net gain divided by the weighted average number of shares. The 2003 weighted average number of shares was reduced for the contingent treasury shares described in Note 6.

2.  Shareholders' Equity

During 2004 and 2003, the Company made cash offers to shareholders for the purchase of stock. Stock purchases amounted to $542,012 for 913,339 shares in 2004 and $477,023 for 974,541 shares in 2003 and are included in Treasury Stock at December 31, 2004. In order to purchase additional company common stock in 2004, the Company was required to file a Schedule TO with the Securities and Exchange Commission. Included in the cost of the Treasury Stock purchased in 2004 is $77,250 which represents a portion of the cost to complete the TO filing.

At December 31, 2004 and 2003, shareholders' equity includes approximately $14,478,420 and $13,477,574, respectively, of BNLAC net assets. The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year. In March of 2003, the Arkansas Insurance Department approved the payment of up to a maximum of $1,138,400 of dividend payments by BNLAC to the Company in order to facilitate the purchase of bonds from debenture holders. BNLAC paid $1,150,000 and $857,734 of dividends to its parent company in 2004 and 2003 respectively.

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

Capital and surplus and net income of BNLAC as reported on a statutory basis are as follows:

                                                                                        December 31,
                                                                  --------------------------------------------------------------
                                                                       2004                   2003                   2002
                                                                  ----------------     -------------------    -------------------
              Capital and Surplus                                   $13,438,168           $12,348,394            $10,716,560
                                                                    ===========           ===========            ===========

              Net Income                                            $ 2,216,168           $ 2,383,349            $ 2,599,946
                                                                    ===========           ===========            ===========

The following is a reconciliation of consolidated net income and shareholders' equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

                                                December 31, 2004               December 31, 2003              December 31, 2002
                                           -----------------------------  ------------------------------  --------------------------
                                                           Capital and                     Capital and                   Capital and
                                              Income         Surplus         Income          Surplus         Income        Surplus
                                           --------------  -------------  -------------   --------------  -------------  -----------
Consolidated reporting under
  generally accepted accounting principles   $2,652,503    $13,259,536     $2,736,355      $10,690,735     $2,500,727    $ 8,310,767
Attributable to Parent Company and BNL
  Equity                                        411,805    (1,218,884)        249,925      (2,786,839)         81,348    (3,478,014)
                                         --------------  -------------  -------------   --------------  -------------  -------------

Brokers National Life Assurance Company       2,240,698     14,478,420      2,486,430       13,477,574      2,419,379     11,788,781

Deferred acquisition costs                      125,437      (346,373)         30,403        (220,936)         26,908      (251,339)
Reserve and premium adjustments                (14,650)        232,610       (14,650)           40,502         23,800         48,318
Interest maintenance reserve/AVR               (91,609)      (627,679)      (103,250)        (519,676)          7,769      (322,711)
Unrealized appreciation of securities               -           64,656             -         (209,113)             -        (53,321)
Annuity deposits and related adjustment       (120,137)        373,985       (92,311)          518,659       (18,280)        577,258
Income tax credit                                79,000         33,000         31,000         (22,136)        129,000       (96,000)
Other                                           (2,571)      (770,451)         45,728        (716,480)         11,369      (974,426)
                                         --------------  -------------  -------------   --------------  -------------  -------------

   BNLAC Statutory Basis                     $2,216,168    $13,438,168     $2,383,350      $12,348,394     $2,599,945    $10,716,560
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

At December 31, 2004 and 2003, respectively, the Company had gross deferred tax assets of $807,542 and $1,004,000 with corresponding valuation allowances of $706,542 and $808,865 resulting from net operating loss carryovers, and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses. The resulting net deferred tax asset is $101,000 and $195,136 at December 31, 2004 and 2003, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.


The provision (benefit) for income tax is as follows:

                                                        2004                   2003                  2002
                                                 -------------------    -------------------    ------------------
Current tax provisions                                    $ 335,183              $ 519,949             $ 174,000
Deferred tax provision                                      113,000                 85,036               202,000
                                                 -------------------    -------------------    ------------------

Total income tax provision                                 $468,183               $604,985              $376,000
                                                 ===================    ===================    ==================


The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                    2004                 2003                    2002
                                                          -------------------     --------------------    --------------------
Book income before tax                                            $3,120,686               $3,341,340              $2,876,727
                                                          ===================     ====================    ====================

Income tax computed at statutory rate (34%)                      $ 1,061,033              $ 1,136,056               $ 978,088
Valuation allowance for AMT credit                                   126,317                  138,507                  56,000
Revision of valuation allowance                                    (102,323)                (101,550)               (169,045)
Rate differential                                                  (616,844)                (568,028)               (489,043)
                                                          -------------------     --------------------    --------------------

Total income tax provision (benefit)                               $ 468,183                $ 604,985               $376,000
                                                         ====================     ====================    ====================

The Company has net operating loss carry forwards for income tax purposes at December 31, 2004 as follows:

                               Expiring
                        ---------------------

                                        2005             $38,024
                                        2006             545,898
                                        2007             286,096
                                        2008             202,779
                                        2009             162,019
                                        2010             185,160
                                        2011              65,880
                                        2012             192,537
                                        2018             254,814
                                        2019             130,716
                                        2020              65,199
                                        2023              73,260
                                        2024              28,624
                                                 ----------------

                                                      $2,231,006
                                                 ================

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated "Held to Maturity"
(Note 1)                                                                       Gross            Gross
                                                                            Unrealized        Unrealized       Estimated
December 31, 2004                                       Amortized Cost         Gains            Losses        Market Value
-----------------                                       ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
   US government corporations and agencies                 $12,386,696            $9,500         $111,199       $12,284,997
Corporate securities                                         2,676,720            88,353           13,898         2,751,175
Mortgage-backed securities
   GNMA                                                      1,942,557             3,190           24,217         1,921,530
                                                        ---------------    --------------    -------------    --------------

Totals                                                     $17,005,973          $101,043         $149,314       $16,957,702
                                                        ===============    ==============    =============    ==============

Portfolio Designated "Available for Sale"
(Note 1)                                                                       Gross            Gross
                                                                             Unrealized        Unrealized       Estimated
December 31, 2004                                        Amortized Cost         Gains            Losses        Market Value
-----------------                                       ---------------    --------------    -------------    --------------
US Treasury securities and obligations of
   US government corporations and agencies                   $ 402,637          $ 73,601          $ 1,750          $474,488
Corporate securities                                           186,884             3,116                -           190,000
                                                        ---------------    --------------    -------------    --------------

Totals                                                        $589,521          $ 76,717          $ 1,750          $664,488
                                                        ===============    ==============    =============    ==============







4.  Investments (continued)

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
                                                        ===============    ==============    =============    ==============

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

                                                   Held to Maturity                              Available for Sale
                                          -------------------------------------         ---------------------------------------
                                                   December 31, 2004                              December 31, 2004
                                          -------------------------------------         ---------------------------------------

                                             Amortized             Estimated                Amortized             Estimated
                                                Cost              Market Value                Cost               Market Value
                                           ---------------     ----------------         ----------------      ------------------
Due in one year or less                         $ 994,805           $  989,000                  $     -                 $     -
Due after one year through five years           6,105,825            6,014,500                        -                       -
Due after five years through ten years          2,882,230            2,935,375                        -                       -
Due after ten years                             5,080,556            5,097,297                  589,521                 664,488
                                           ---------------     ----------------         ----------------      ------------------
                                               15,063,416           15,036,172                  589,521                 664,488

Mortgage-backed securities                      1,942,557            1,921,530                        -                       -
                                           ---------------     ----------------         ----------------      ------------------

                                              $17,005,973          $16,957,702                 $589,521                $664,488
                                           ===============     ================         ================      ==================

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2004, 2003 and 2002 were $9,257,055 $7,606,037, $8,323,605 respectively. Gross gains were $146,584,
$155,003 and $17,725 and gross losses were $4,863 $2,052 and $70 as of December 31, 2004, 2003 and 2002, respectively. In 2002 the Company had losses recognized due to permanent impairment of value in fixed maturity and equity securities of $179,084.

In the third quarter of 2004, BNLAC received notification from the Arkansas Insurance Department that its bond portfolio exceeded the 20% investment limitation for certain federal agencies as they relate to its investment in Federal Home Loan Bank bonds. The Company immediately sold $900,000, par value, of its Federal Home Loan Bank bonds for a loss of $4,490 to initiate compliance with the Arkansas statute. For GAAP purposes the bonds were classified as held to maturity. Further discussions with the Arkansas Insurance Department revealed the Department's intent was not to have the Company dispose of any of its block of Federal Home Loan Bank bonds, but instead request permission to exceed the 20% investment limitation. The Company then requested and was granted permission by the Arkansas Insurance Department to exceed the 20% investment limitation. The Company has determined its held to maturity fixed securities portfolio was not tainted since the bond sales were due to an unusual and isolated occurrence that could not be reasonably foreseen. BNLAC held Federal Home Loan Bank Bonds totaling 27% of statutory assets at December 31, 2004.

During 2004 the Company invested in preferred stock and at December 31, 2004 the cost and market value was $200,000.


Investment in equity securities at December 31, 2004 and 2003 represents common and preferred stock investments as follows:


                                          2004                               2003
                             -------------------------------    -------------------------------
                                                  Market                            Market
                                 Cost             Value             Cost             Value
                             -------------     -------------    -------------     -------------
Banks, trusts and
     insurance companies         $ 83,606          $ 86,983          $ 2,423            $  580
Industrial, savings
     and loans and other          505,279           541,838          337,086           372,634
                             -------------     -------------    -------------     -------------

                                 $588,885          $628,821         $339,509          $373,214
                             =============     =============    =============     =============

Net investment income for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                     2004                    2003                    2002
                                              -------------------    ---------------------    -------------------
Interest on debt securities and
     cash investments                                   $984,799                 $985,613             $1,180,356
Dividends on equity securities                             5,589                      954                     20
                                              -------------------    ---------------------    -------------------

                                                         990,388                  986,567              1,180,376
Investment expenses                                     (14,903)                 (16,185)               (32,151)
                                              -------------------    ---------------------    -------------------

Net Investment Income                                   $975,485                 $970,382             $1,148,225
                                              ===================    =====================    ===================

Net realized gains and losses are summarized below:

                                                                      2004                    2003                     2002
                                                               -------------------    ---------------------    ---------------------
                     Debt securities                                    $ 123,075                $ 152,951              $ (100,746)
                     Equity securities                                     10,521                        -                 (60,683)
                     Fixed assets                                         (9,519)                    1,677                        -
                                                               -------------------    ---------------------    ---------------------

                                                                        $ 124,077                $ 154,628              $ (161,429)
                                                               ===================    =====================    =====================

Other long-term investments of $1,557,407 and $1,527,407 in 2004 and 2003 respectively, consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLF receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $200,000 and $170,000 in 2004 and 2003 respectively. On October 15, 2003 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at prime, 5.25%, with interest payable monthly to BNLAC.

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of policyholders as a condition of doing business in certain states. The carrying values of these investment deposits are approximately $4,000,000 as of December 31, 2004 and 2003.

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

5.  Fair Value of Financial Instruments

                                                                    2004                                     2003
                                                      ---------------- ----------------        ---------------- ----------------
                                                          Carrying           Fair                  Carrying           Fair
Assets                                                     Amount            Value                  Amount            Value
------                                                ---------------- ----------------        ---------------- ----------------

Cash and Cash Equivalents
       (Note 1)                                         $ 3,809,913      $ 3,809,913    (a)      $ 3,398,661      $ 3,398,661    (a)
Investments-fixed maturity, available for sale
       (Note 4 & Note 1)                                    664,488          664,488    (b)        1,457,988        1,457,988    (b)
Investments-fixed maturity, held to maturity
       (Note 4 & Note 1)                                 17,005,973       16,957,702    (b)       15,120,096       15,173,490    (b)
Investments -equity securities
       (Note 4 & Note 1)                                    628,821          628,821    (b)          373,214          373,214    (b)
Notes receivable (Note 4)                                 1,557,407        1,557,407    (a)        1,527,407        1,527,407    (a)
Preferred stock (Note 4 & Note 1)                           200,000          200,000    (a)                -                -
Other financial instruments-Assets                          394,363          394,363    (a)          398,452          398,452    (a)
                                                      ---------------- ----------------        ---------------- ----------------

Total financial instruments-Assets                      $24,260,965      $24,212,694             $22,275,818      $22,329,212
                                                      ================ ================        ================ ================

5.  Fair Value of Financial Instruments (continued)

                                                                  2004                                     2003
                                                    ----------------------------------       ---------------------------------
                                                       Carrying           Fair                  Carrying           Fair
                                                        Amount            Value                  Amount            Value
                                                    ---------------- ----------------        ---------------- ----------------
Liabilities

Premium deposit funds                                     $  36,024        $  36,024    (a)        $  40,260        $  40,260    (a)
Bonds payable                                             2,007,339        2,007,339    (a)        3,025,499        3,025,499
Supplementary contracts without life contingencies
       (Note 1)                                              55,799           55,799    (a)           69,596           69,596    (a)
Annuity deposits
       (Note 1)                                           2,783,838        2,783,838    (a)        2,777,665        2,777,665    (a)
                                                    ---------------- ----------------        ---------------- ----------------

Total financial instruments-Liabilities                  $4,883,000      $ 4,883,000              $5,913,020      $ 5,913,020
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

During 2003, the Company reclassified Contingent Long Term Liabilities and Contingent Treasury Stock in the amount of $3,637,288 to Bonds Payable and Treasury Stock, respectively, in accordance with the character of the litigation settlement of 2001 and the performance of all duties thereunder. The $3,637,288 of Treasury Stock was retired and returned to authorized but not issued status. The $660,447 Contingent Long Term Liabilities and Contingent Treasury Stock on the Balance Sheet in 2003 represents shares the Company had not been able to determine the status regarding their right to exchange under the settlement agreement. During 2004 the Company determined that $518,517 of the Contingent Long Term Liabilities and Contingent Treasury Stock should not be included in the settlement agreement. The remaining $141,930 was reclassified to Bonds Payable and Treasury Stock.

In 2004 and 2003, the Company made cash offers to bond holders for the purchase of bonds. Bond purchases resulted in a reduction of Bonds Payable of $1,159,406 and $611,789 in 2004 and 2003; respectively. Gains from early extinguishments of the debt were $495,462 and $424,727 in 2004 and 2003; respectively.

In 2004 and 2003, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements with various terms totaling approximately $545,000 in conjunction with a marketing agreement with third parties, EPSI Benefits Inc. (EBI) and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI in becoming licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreements. With regard to the bond indemnity, the Company will be obligated only if EPSI, EPSI's parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

6. Commitments and Contingencies and Supplemental Cash Flow Information (continued)

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:


                                          2005                        $ 169,000
                                          2006                           24,000
                                          2007                           10,000
                                                                 --------------

                                          Total                       $ 203,000
                                                                 ==============


Related lease cost incurred for the years ended December 31, 2004, 2003 and 2002 was $272,349, $268,892, and $226,769. respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts. Cash deposits in excess of federally insured limits are approximately $1,750,000 at December 31, 2004.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7.  Liability for Unpaid Claims

Activity in the liability for unpaid claims is summarized as follows.

                                        --------------           --------------
                                              2004                     2003
                                        --------------           --------------
Balance at January 1                       $ 2,588,992              $ 2,357,549
   less reinsurance recoverable                 10,000                        -
                                        --------------           --------------
Net Balance at January 1                     2,578,992                2,357,549
                                        --------------           --------------
Incurred related to:
   Current year                             26,649,186               25,356,105
   Prior years                               (252,342)                (300,762)
                                        --------------           --------------
Total Incurred                              26,396,844               25,055,343
                                        --------------           --------------

Paid related to:
   Current year                             24,412,258               22,777,113
   Prior years                               2,327,649                2,056,787
                                        --------------           --------------
Total Paid                                  26,739,907               24,833,900
                                        --------------           --------------

Net Balance at December 31                   2,235,929                2,578,992
   Plus reinsurance recoverable                      -                   10,000
                                        --------------           --------------
Balance at December 31                     $ 2,235,929              $ 2,588,992
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

BNLAC's Accidental Death Benefit riders are reinsured 100% through a Bulk ADB reinsurance agreement with Generali USA Life Reassurance Company ("Generali"), formerly Business Men's Assurance Company. Generali was rated "A" (Excellent) by AM Best Company for 2003.

BNLAC's individual life insurance products in excess of $35,000 are reinsured with Generali under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.

BNLAC's Group Life insurance is reinsured under a Quota Share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer is liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company for 2003.

Effective November 1, 2003, BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for the Accidental Death and Dismemberment plan. Hannover Life Reassurance Company of America accepts 90% of the risk. Hannover Life Reassurance Company of America was rated "A" (Excellent) by AM Best Company in 2003.

BNLAC has entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its Group Life and Accidental Death and Dismemberment plans. The agreement is effective January 1, 2005 and will replace Hannover Life Reassurance Company of America. Hartford was rated A+ (Superior) by AM Best Company for 2003.

BNLAC's Short Term Disability insurance is reinsured under a Quota Share reinsurance agreement with Fortis Benefits Insurance Company of Kansas City, Missouri. The reinsurer is liable for 75% of the risk on each policy. Fortis Benefits Insurance Company was rated "A" by AM Best Company for 2003.

Following is a summary of reinsurance for December 31, 2004, 2003 and 2002:


                                                                                                                      Percentage
                                                                Ceded To       Assumed From                           Of Amount
                                                                 Other             Other                              Assumed To
December 31, 2004                            Gross Amount      Companies         Companies         Net Amounts            Net
-----------------                          ---------------    -------------    --------------    ---------------    --------------
Life insurance in force  (in thousands)         $  37,207         $ 11,752          $ -               $  25,455          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 241,724         $ 61,668          $ -               $ 180,056          0.0%
Premiums-accident and health                   42,199,595           35,937             -             42,163,658          0.0%
                                           ---------------    -------------    --------------     --------------     -------------

Total insurance premiums                      $42,441,319         $ 97,605          $ -             $42,343,714          0.0%
                                           ===============    =============    ==============     ==============     =============

December 31, 2003
Life insurance in force  (in thousands)         $  37,832         $ 12,782          $ -               $  25,050          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 327,062         $ 34,889          $ -               $ 292,173          0.0%
Premiums-accident and health                   40,108,502           31,535             -             40,076,967          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $40,435,564         $ 66,424          $ -             $40,369,140          0.0%
                                           ===============    =============    ==============     ==============     =============

December 31, 2002
Life insurance in force  (in thousands)         $  37,046         $ 11,443          $ -               $  25,603          0.0%
                                           ===============    =============    ==============     ==============     =============

Premiums-life insurance                         $ 392,709         $ 42,269          $ -               $ 350,440          0.0%
Premiums-accident and health                   40,547,310           18,669             -             40,528,641          0.0%
                                           ---------------    -------------    --------------     --------------     -------------
Total insurance premiums                      $40,940,019         $ 60,938          $ -             $40,879,081          0.0%
                                           ===============    =============    ==============     ==============     =============

9.  Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents' Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares were authorized by the Board of Directors. The option period may not exceed a term of five years and the duration of the plan is ten years. A four-member committee of Directors administers the plan. During 2004, 2003 and 2002, the Company granted 129,575, 131,925 and 154,855 stock options, respectively, with an exercise price of $1.00 per share for those granted in 2004, $.75 per share for those granted in 2003 and $50 per share for those granted in 2002. There were 515,955 stock options outstanding at December 31, 2004. The number of options expiring or forfeited were 199,500 and 437,500 in 2004 and 2003, respectively. There were 38,350 options exercised in 2004 and 38,525 options exercised in 2003. Under the fair value method, total compensation recognized for grant of stock options was $4,000 in 2004. The fair value of options granted is estimated at $4,000, 0$ and $1,596 in 2004, 2003 and 2002. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 3.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.5 years and the weighted average exercise price is $.76. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. BNLAC bears its prorata share of the bonus expense based on its pre-tax statutory profits. Bonus expense was $312,069, $334,134 and $287,673 under this plan for 2004, 2003 and 2002, respectively.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. The Company granted 60,300 options with an exercise price of $.75 in 2004 and 55,700 options with an exercise price of $.50 in 2003. The fair value of options granted is estimated at $11,000 in 2004 and $10,940 in 2003. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 10.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 8.4 years. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000 were granted and charged to expense in each of the years 2004, 2003 and 2002, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $57,698, $46,138 and $32,565 in 2004, 2003 and 2002, respectively.

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

Based on claims experience in 2004 and 2003, the estimate of claims liability at December 31, 2003 and 2002 was overstated by approximately $133,113 and $300,000; respectively (adjusted for loss adjustment expense in 2003.) The over estimate of this liability has contributed a corresponding decrease in claims expense in 2004 and 2003.

The liability for future policy benefits includes an additional contract reserve of approximately $611,410 for the individual dental policies. The Company has marketed this product since 2001 and was notified by its actuary in the first quarter of 2004, that new reserve rules prescribed by most state insurance departments now require additional reserves be established to more properly match premiums and benefits for this product. The effect of this change in reserve estimate on the net income in the period ended December 31, 2004 is approximately $378,000 ($.02 per share) after considering the tax effect and a related increase in deferred acquisition costs.

12.      Subsequent Events

In 2005, the Company has negotiated a lease for new office space in Austin, Texas that is contingent upon the current lessee vacating the space by April 15, 2005. The cost of the lease per square foot is less than the current lease.

In 2005, the Company has negotiated with Universal Guaranty Life Insurance Company to purchase 2,216,776 shares of BNL Financial Corporation's common stock for $2,300,000. The transaction is pending regulatory approval.


13.      Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

                                                                                      Quarter Ended
                                                    ----------------------------------------------------------------------------
                                                        March 31             June 30           September 30       December 31
                                                    ------------------  -------------------  -----------------  ----------------
2004
Premium Income                                            $10,788,735         $ 10,720,870       $ 10,863,281      $ 10,773,480
Net Investment Income                                         234,847              255,333            242,661           242,644
Marketing Fees                                                 41,668               41,409             40,972            41,226
Realized Gains (Losses)                                         (495)              320,398            114,716           184,920
Expenses                                                 (10,729,248)         {10,665,000)       (10,602,428)     ( 10,257,486)
                                                    ------------------  -------------------  -----------------  ----------------

Net Income                                                 $  335,507            $ 673,010          $ 659,202         $ 984,784
                                                    ==================  ===================  =================  ================

Earnings Per Share (Basic and Diluted)                      $    0.02             $   0.03           $   0.03          $   0.04
                                                    ==================  ===================  =================  ================


Comprehensive Income (Loss)                                $  345,936            $ 566,349          $ 600,046       $ 1,052,569
                                                    ==================  ===================  =================  ================

2003
Premium Income                                            $10,351,344         $ 10,079,609       $ 10,204,943      $ 10,173,440
Net Investment Income                                         242,874              247,274            231,602           248,632
Marketing Fees                                                 32,333               33,915             37,353            42,506
Realized Gains (Losses)                                       (1,295)              101,754            144,455           334,440
Expenses                                                 (10,036,367)         ( 9,921,990)        (9,745,758)      (10,064,709)
                                                    ------------------  -------------------  -----------------  ----------------

Net Income                                                 $  588,889            $ 540,562          $ 872,595         $ 734,309
                                                    ==================  ===================  =================  ================

Earnings Per Share (Basic and Diluted)                      $    0.03             $   0.02           $   0.04          $   0.04
                                                    ==================  ===================  =================  ================

Comprehensive Income (Loss)                                $  653,980            $ 706,574          $ 792,171         $ 639,683
                                                    ==================  ===================  =================  ================


      Item 15(d) - Schedule III, Condensed Financial Information of Registrant
                   BNL Financial Corporation (Parent Company)
                                 Balance Sheets

                                                                  2004                 2003
                                                            ------------------  -------------------
Assets
Cash and cash equivalents                                           $  30,275            $  63,896
Investments, at fair value                                            198,250               98,000
Investment in equity securities, at fair value                            575                  575
                                                            ------------------  -------------------

            Total Investments, Including Cash and Cash
                 Equivalents                                          229,100              162,471

Accrued investment income                                               9,771                1,482
Loan to EPSI                                                        1,357,407                    -
 Investment in Unconsolidated Subsidiaries and
     Affiliates, at equity (eliminated in consolidated
     statements)                                                   14,478,408           14,269,615
Income tax asset                                                       76,000              110,000
Other assets                                                          198,570              109,040
                                                            ------------------  -------------------

                  Total Assets                                   $ 16,349,256         $ 14,652,608
                                                            ==================  ===================

Liabilities
Contingent long-term liabilities                                 $         -             $ 660,447
Bonds payable                                                       2,007,339            3,025,499
Loan from Brokers National Life Assurance Co.                         800,802                    -
Other liabilities                                                     281,579              122,234
                                                            ------------------  -------------------
                Total Liabilities                                   3,089,720            3,808,180
                                                            ------------------  -------------------

Shareholders' Equity

    Common stock, $.02 stated value, 45,000,000
     shares authorized; 20,980,760, 20,980,760 shares issued
     and outstanding , respectively                                   419,616              419,616
    Additional paid-in capital                                     10,829,800           10,787,911
    Retained earnings                                               3,109,839              457,336
    Contingent treasury stock 0; 440,298 shares,
     respectively                                                           -            (660,447)
    Treasury stock, at cost, 1,933,646; 794,288 shares,
         respectively                                             (1,189,884)            (337,756)
    Unrealized appreciation of securities                              90,165              177,768
                                                            ------------------  -------------------
                         Total Shareholders' Equity                13,259,536           10,844,428
                                                            ------------------  -------------------

                         Total Liabilities and
                            Shareholders' Equity                  $16,349,256          $14,652,608
                                                            ==================  ===================

   Item 15(d) - Schedule III, Condensed Financial Information of Registrant
                   BNL Financial Corporation (Parent Company)
                             Statement of Operations


                                                                      2004                2003                 2002
                                                            ------------------  -------------------  -----------------
Income
    Net investment income                                          $  199,917             $  5,146           $  6,229
    Marketing fees                                                    165,275                    -                  -
    Realized gain on debt extinguishment                              495,462              424,726                  -
    Realized gains                                                      1,800                  477                  -
                                                            ------------------  -------------------  -----------------
                Total Income                                          862,454              430,349              6,229
                                                            ------------------  -------------------  -----------------

Expenses
    General and administrative                                        224,820              115,019             65,148
     Interest expense                                                 184,408              189,985             11,930
                                                            ------------------  -------------------  -----------------

                 Total Expenses                                       409,228              305,004             77,078
                                                            ------------------  -------------------  -----------------

     Income (loss) from operations before income taxes                453,226              125,345           (70,849)
     Provision for income taxes (benefit)                              41,421               53,000             73,000
                                                            ------------------  -------------------  -----------------

     Net income (loss) before equity in undistributed
          income of subsidiaries                                      411,805               72,345          (143,849)
      Equity in undistributed income of subsidiaries                2,240,698            2,664,010          2,644,576
                                                            ------------------  -------------------  -----------------

                   Net Income                                      $2,652,503           $2,736,355         $2,500,727
                                                            ==================  ===================  =================

 Net Income Per Common Share (Basic and Diluted)                     $    .14             $    .14           $    .12
                                                            ==================  ===================  =================

    Item 15(d) - Schedule III, Condensed Financial Information of Registrant
                   BNL Financial Corporation (Parent Company)
                            Statements of Cash Flows

                                                                   2004                2003                2002
                                                            ------------------  -------------------  -----------------
Cash Flows from Operating Activities
      Net income                                                   $2,652,503           $2,736,355         $2,500,727
         Adjustments to compute cash provided by
            operating activities:                                 (2,640,980)          (2,932,546)        (2,502,028)
                                                            ------------------  -------------------  -----------------
               Net Cash Provided (Used) by Operating
                  Activities                                           11,523            (196,191)            (1,301)
                                                            ------------------  -------------------  -----------------

Cash Flows from Investing Activities
      Proceeds from maturity or redemption of
          investments                                                       -              100,000                  -
      Purchase of fixed maturity security                                   -            (100,000)                  -
      Dividend from subsidiary                                      1,150,000              760,000
      Proceeds from sale of furniture and equipment                     1,800                    -                  -
                                                            ------------------  -------------------  -----------------
               Net Cash Provided by Investing Activities            1,151,800              760,000                  -
                                                            ------------------  -------------------  -----------------

Cash Flows from Financing Activities
      Purchase of treasury stock                                    (619,262)            (421,065)                  -
      Sale of treasury stock                                           64,550               62,550              6,848
      Stock options exercised                                          24,411               19,425                  -
      Debt extinguishments                                          (666,643)            (187,063)                  -
                                                            ------------------  -------------------  -----------------
Net Cash Provided (Used) by
             Financing Activities                                 (1,196,944)            (526,153)              6,848
                                                            ------------------  -------------------  -----------------
               Net Increase (Decrease) in Cash and Cash
                   Equivalents                                       (33,621)               37,656              5,547

               Cash and Cash Equivalents, Beginning of
                  Period                                               63,896               26,240             20,693
                                                            ------------------  -------------------  -----------------

               Cash and Cash Equivalents, End of Period             $  30,275            $  63,896          $  26,240
                                                            ==================  ===================  =================


===============================================================================

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


      Date: March 30, 2005

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


      Date: March 30, 2005

       /s/ Barry N. Shamas
      -----------------------
      Barry N. Shamas
      Executive V. P.

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350

In connection with the accompanying report on Form 10K for the period ending December 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Wayne E. Ahart
-----------------------

Wayne E. Ahart
Chief Executive Officer
March 30, 2005

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BNL FINANCIAL CORPORATION
                         PURSUANT TO 18 U.S.C. ss. 1350

In connection with the accompanying report on Form 10Kfor the period ending December 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13 (a) or 15
         (d) of the Securities Exchange Act of 1934; and

      2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Barry N. Shamas
-----------------------

Barry N. Shamas
Chief Financial Officer
March 30, 2005