Form 10-Q
period 2005-03-31
BNL FINANCIAL CORP
filed 2005-05-13
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from______to_____

Commission File No. 000-16880

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
Yes __X__ No____

As of March 31, 2005, the Registrant had 19,046,104 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2005 and the related Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2004 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated February 7, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

Oklahoma City, Oklahoma                         SMITH, CARNEY & CO., p.c.
May 13, 2005

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31	December 31,
	2005 (Unaudited)	2004 (Audited)
Cash and cash equivalents	$ 4,019,405	$ 3,809,913
Investment in fixed maturities, at fair value Available for Sale (amortized cost $589,521, $589,521, respectively)	633,150	664,488
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $16,932,298; $16,957,702, respectively)	17,161,690	17,005,973
Other long-term investments	1,557,407	1,557,407
Investment in equity securities (cost $588,885; $588,885, respectively)	596,568	628,821
Total Investments, Including Cash and Cash Equivalents	23,968,220	23,666,602

Accrued investment income	200,222	183,197
Furniture and equipment, net	392,654	434,799
Deferred policy acquisition costs	370,032	346,373
Policy loans	156,363	153,470
Receivable from reinsurer	34,121	34,121
Premiums due and unpaid	842,209	855,959
Income tax assets	126,000	101,000
Intangible assets	153,030	154,483
Other assets	201,361	128,516
Total Assets	$26,444,212	$26,058,520

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,416,691	$2,268,652
Policy claims payable	2,436,829	2,235,929
Annuity deposits	2,780,673	2,783,838
Deferred annuity profits	355,728	373,985
Premium deposit funds	33,711	36,024
Supplementary contracts without life contingencies	43,295	55,799
Advanced and unallocated premium	1,170,697	659,498
Commissions payable	547,197	483,655
Accrued taxes and expenses	550,474	810,437
Bonds payable	1,876,921	2,007,339
Payable for Securities	-	650,000
Other liabilities	447,602	433,828
Total Liabilities	12,659,818	12,798,984

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 20,980,760; 20,980,760 shares issued and outstanding.	419,616	419,616
Additional paid-in capital	10,835,989	10,829,800
Accumulated other comprehensive income	40,626	90,165
Accumulated surplus	3,684,801	3,109,839
Treasury stock, at cost; 1,934,656; 1,933,646 shares respectively	(1,196,638)	(1,189,884)
Total Shareholders' Equity	13,784,394	13,259,536
Total Liabilities and Shareholders' Equity	$26,444,212	$26,058,520

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31
	2005 (Unaudited)	2004 (Unaudited)
Income:
Premium income	$11,129,652	$10,788,735
Net investment income	249,206	234,847
Marketing fees	29,016	41,668
Realized gains on debt retirement	51,696	-
Realized gains (loss)	73	(495)

Total Income	11,459,643	11,064,755

Expenses:
Liability for future policy benefits expense	148,038	423,901
Policy benefits and other insurance costs	8,286,886	8,054,638
Amortization of deferred policy acquisition costs	8,050	5,054
Operating expenses	1,930,004	1,807,290
Taxes, other than income, fees and assessments	391,251	380,585

Total Expenses	10,764,229	10,671,468

Income from Operations before Income Taxes	695,414	393,287

Provision for income taxes	120,452	57,780

Net Income	$574,962	$335,507

Net income per common share (basic and diluted)	$0.03	$0.02

Weighted average number of fully paid common shares	19,046,862	19,435,105

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$(53,043)	$14,988
Reclassification adjustment for gain (loss) included in net income	3,505	(4,559)

Other Comprehensive Income	(49,538)	10,429

Comprehensive Income	$525,424	$345,936

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005 (Unaudited)	2004 (Unaudited)
Cash flows from operating activities:
Net income	$574,962	$335,507
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	(73)	495
Realized (gain) on debt retirement	(51,696)	-
Increase in deferred tax asset	(16,000)	(16,864)
Depreciation	47,313	46,370
Amortization of deferred acquisition costs, and intangibles	9,504	6,508
Accretion of bond discount	699	(118)
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(17,025)	46,353
Decrease in premiums due and unpaid	13,750	300,877
Increase in liability for future policy benefits	148,038	423,901
Increase (decrease) in policy claims payable	200,900	(224,086)
Increase (decrease) in annuity deposits and deferred profits	(21,421)	1,010
Decrease in premium deposit funds	(2,313)	(485)
Increase (decrease) in advanced and unallocated premium	511,199	(21,757)
Increase in commissions payable	63,541	139,244
Other, (decrease) increase	(500,478)	(120,208)
Net Cash Provided By Operating Activities	960,900	916,747

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	-	51,917
Proceeds from maturity or redemption - Available for Sale Investments	-	961,866
Proceeds from maturity or redemption - Held to Maturity Investments	1,997,065	3,055,101
Proceeds from sales of equity securities	-	47,338
Purchase of furniture and equipment	(5,168)	(149,235)
Purchase of fixed maturity securities - Held to Maturity Investments	(2,649,375)	(1,749,531)
Purchase of equity securities	-	(76,800)
Other investments - Line of credit advanced	-	(30,000)
Net Cash Provided (Used) By Investing Activities	(657,478)	2,110,656

Cash flows from financing activities:
Net (payments) receipts on supplementary contracts	(12,504)	(11,866)
Treasury shares purchased	(11,516)	(34,148)
Treasury shares sold	-	14,289
Bonds payable purchased	(76,292)	(4,050)
Exercised stock options and stock bonus	6,382	3,199
Net Cash Used In Financing Activities	(93,930)	(32,576)
Net Increase In Cash and Cash Equivalents	209,492	2,994,827
Cash And Cash Equivalents, Beginning Of Period	3,809,913	3,398,661
Cash And Cash Equivalents, End Of Period	$4,019,405	$6,393,488

(See accompanying notes and Independent Accountant’s Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2005 and March 31, 2004 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the periods ended March 31, 2005 and March 31, 2004.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Commission, for financial statements for the year ended December 31, 2004, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

Note 2.
During the first quarter of 2005 the Company signed a new lease for 20,337 square feet of new office space in Austin, Texas, under a seven year, triple net lease. The base rent is $157,612 per year with payments commencing June 1, 2006.

Note 3.
As of March 21, 2005, the Company entered into a conditional Stock Purchase Agreement with Universal Guaranty Life Insurance Company (“UGL”). Wayne E. Ahart, Chairman of the Company’s Board of Directors and the Company’s Chief Executive Officer, is also a party to the Stock Purchase Agreement.

UGL owned 2,216,776 shares of the Company’s issued and outstanding common stock, which represents approximately 11.6% of the Company total issued and outstanding common stock as of December 31, 2004. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase all of the Shares for the purchase price of $2,300,000 contingent on the receipt of certain approvals from regulatory authorities.

Mr. Ahart was a party to an agreement dated August 16, 1986, with Commonwealth Industries, Inc. (“CIC”) whereby if Mr. Ahart or CIC agreed to sell their shares of the Company to a bona fide third party purchaser, the shares of both Mr. Ahart and CIC would be sold together to such purchaser. UGL is the successor in interest to CIC. Upon the closing of the Company’s purchase of the Shares owned by UGL, this agreement was terminated and the Company did not purchase any of Mr. Ahart’s shares.

As of April 15, 2005, all prerequisite conditions had been satisfied and the treasury shares were purchased from UGL and placed in treasury shares.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2005 and 2004 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Iraq, which may affect consumers spending trends and priorities; (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products; (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

At March 31, 2005, we had liquid assets of $4,019,405 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. In the first quarter of 2005, BNLAC collected $11,155,744 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $249,206. Other sources of cash flow in 2005 were overwrite commissions of $175,480 on vision products and marketing fees from EPSI Benefits Inc. of $29,016. The Company paid $6,872,727 of policy benefits in the first quarter of 2005.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,557,407 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). The Company receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $200,000. On October 15, 2003 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at prime, 6.5%, with interest payable monthly to BNLAC.

The Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $545,000 in conjunction with a marketing agreement with a third party, EPSI Benefits Inc. and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI to become licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI’S parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At March 31, 2005, BNLAC had statutory capital and surplus of $13,611,262. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2005 was $11,129,652 compared to $10,788,735 for the same period in 2004. The increase of 3% for the quarter was due to an increase in renewal group and individual dental insurance premiums.

Net investment income was $249,206 for the first quarter of 2005 compared to $234,847 for the first quarter of 2004. The increase for the quarter was primarily due to higher interest rates available on the Company’s investments.

The Company received $29,016 of marketing fees from EPSI Benefits Inc. in the first quarter of 2005 compared to $41,668 for the same period last year. The decrease in marketing fees in 2005 is due to a reduction of $10,000 from reduced operating results at EPSI Benefits.

Realized gain on investments was $73 for the first quarter of 2005 compared to a loss of $495 for the same period in 2004. There were very limited sales of investments in the first quarter of 2005 or 2004.

The realized gains on debt retirement in 2005 is due to the purchase of a portion of the Company’s outstanding debentures at less than face value.

In the first quarter of 2005, liability for future policy benefits expense was $148,038 compared to $423,901 for the same period in 2004. The increase for the first quarter of 2004 was primarily due to an increase in newly established benefit expense reserves for individual dental insurance, including $200,000 to initially establish these reserves for policies written in previous years.

Policy benefits and other insurance costs were $8,286,886 in the first quarter of 2005 compared to $8,054,638 for the same period in 2004. The increase was primarily due to an increase in policy benefits on group and individual dental insurance. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.0% for the first quarter of 2005 compared to 63.1% for the first quarter of 2004.

Amortization of deferred policy acquisition costs was $8,050 and $5,054 for the first quarter of 2005 and 2004, respectively. Amortization of deferred policy acquisition costs varies in relation to lapses or surrenders of existing policies.

For the first quarter of 2005 operating expenses were $1,930,004 compared to $1,807,290 for the same period in 2004. The increase for the period was primarily due to an increase in payroll expense and executive incentive bonuses resulting from increased profits.

Taxes, other than on income, fees and assessments, were $391,251 for the first quarter of 2005 compared to $380,585 for the first quarter of 2004. The increase was primarily due to an increase in premium taxes due to increased premium collected.

The provision for income taxes in the first quarter of 2005 includes $136,452 current tax expense (including $33,000 under accrued in 2004) and $16,000 deferred tax credit compared to $75,780 current tax expense and $18,000 deferred tax credit in the first quarter of 2004. The current period tax expense increased due to an increase in profits.

Income from operations before income taxes for the first quarter of 2005 was $695,414 compared to $393,287 for the same period in 2004. The decrease for the first quarter of 2004 was primarily due to the additional benefit expense reserves set up on individual dental insurance as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2005 and December 31, 2004. We held various financial instruments at March 31, 2005 and 2004, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2005 and December 31, 2004 was $17,565,448 and $17,622,189, respectively.

Based on testing at December 31, 2004 a one-percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $504,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2005 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2005 totaled $596,568, or only 2.3% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first quarter of 2005.

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

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 10-Q.

None

(b) Material Contracts - Reports on Form 8-K.

The Company filed a Form 8-K on March 23, 2005 regarding the Stock Purchase Agreement between the Company, Wayne Ahart and Universal Guaranty Life Insurance Company whereby the Company agrees to purchase of 2,216,776 shares of its common stock from Universal Guaranty Life Insurance Company for $2,300,000.  The 8-K filed on March 23, 2005 and exhibits thereto are incorporated by reference into this 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2005
By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

Date: May 13, 2005
By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)