Form 10-Q
period 2005-06-30
BNL FINANCIAL CORP
filed 2005-08-15
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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
Yes __X__ No____

As of June 30, 2005, the Registrant had 16,764,960 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2005 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2005 and 2004 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

                                          /s/ Smith Carney & Co.
Oklahoma City, Oklahoma                                 SMITH, CARNEY & CO., p.c.
August 15, 2005

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	June 30	December 31,
	2005 (Unaudited)	2004 (Audited)
Cash and cash equivalents	$2,170,131	$3,809,913
Investment in fixed maturities, at fair value Available for Sale (amortized cost $589,521, $589,521, respectively)	640,703	664,488
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $16,690,702; $16,957,702, respectively)	16,807,996	17,005,973
Other long-term investments	1,557,407	1,557,407
Investment in equity securities (cost $588,885; $588,885, respectively)	593,997	628,821
Total Investments, Including Cash and Cash Equivalents	21,770,234	23,666,602

Accrued investment income	168,764	183,197
Furniture and equipment, net	352,804	434,799
Deferred policy acquisition costs	383,951	346,373
Policy loans	158,664	153,470
Receivable from reinsurer	34,121	34,121
Premiums due and unpaid	820,329	855,959
Income tax assets	58,000	101,000
Intangible assets	151,576	154,483
Other assets	179,066	128,516
Total Assets	$24,077,509	$26,058,520

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,471,813	$2,268,652
Policy claims payable	2,472,495	2,235,929
Annuity deposits	2,807,467	2,783,838
Deferred annuity profits	335,615	373,985
Premium deposit funds	33,146	36,024
Supplementary contracts without life contingencies	40,773	55,799
Advanced and unallocated premium	583,102	659,498
Commissions payable	535,020	483,655
Accrued taxes and expenses	634,911	810,437
Bonds payable	1,851,941	2,007,339
Payable for Securities	-	650,000
Other liabilities	440,151	433,828
Total Liabilities	12,206,434	12,798,984

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170; 20,980,760 shares issued and outstanding	344,264	419,616
Additional paid-in capital	7,638,110	10,829,800
Accumulated other comprehensive income	46,665	90,165
Accumulated surplus	4,123,125	3,109,839
Treasury stock, at cost; 448,230; 1,933,646 shares respectively	(281,089)	(1,189,884)
Total Shareholders' Equity	11,871,075	13,259,536
Total Liabilities and Shareholders' Equity	$24,077,509	$26,058,520

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended June 30	Six Months Ended June 30.

2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited	2004 (Unaudited

Income:
Premium income	$11,483,186	$10,720,870	$22,612,838	$21,509,605
Net investment income	245,295	255,333	494,501	490,180
Marketing fees	33,459	41,409	62,474	83,076
Realized gains on debt retirement	7,368	209,307	59,065	214,447
Realized gains (loss)	0	111,091	73	105,457

Total Income	11,769,308	11,338,010	23,228,951	22,402,765

Expenses:
Liability for future policy benefits expense	55,123	6,605	203,161	430,505
Policy benefits and other insurance costs	8,503,755	8,240,679	16,790,641	16,295,317
Amortization of deferred policy acquisition costs	8,541	9,202	16,592	14,256
Operating expenses	2,192,476	2,070,437	4,122,480	3,877,727
Taxes, other than income, fees and assessments	401,414	234,095	792,664	614,681

Total Expenses	11,161,309	10,561,018	21,925,538	21,232,486

Income from Operations before Income Taxes	607,999	776,992	1,303,413	1,170,279

Provision for income taxes	169,675	103,982	290,127	161,761

Net Income	$438,324	$673,010	$1,013,286	$1,008,518

Net income per common share (basic and diluted)	$0.02	$0.03	$0.06	$0.05

Weighted average number of fully paid common shares	17,355,359	19,415,273	18,080,397	19,426,714

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$9,605	$(13,315)	$(43,438)	$1,673
Reclassification adjustment for gain (loss) included in net income	(3,565)	(93,346)	(60)	(97,905)

Other Comprehensive Income (Loss)	6,040	(106,661	(43,498)	(96,232)

Comprehensive Income	$444,364	$566,349	$969,788	$912,286

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,

Cash flows from operating activities:	2005 (Unaudited)	2004 (Unaudited)

Net income	$1,013,286	$1,008,518
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(73)	(95,719)
Realized loss on furniture and fixtures	-	3,263
Realized gain on debt retirement	(59,065)	(214,448)
Increase (decrease) in deferred tax asset	51,000	(11,000)
Depreciation	117,864	104,400
Amortization of deferred acquisition costs, and intangibles	19,499	14,256
Accretion of bond discount	2,032	4,844
Change in assets and liabilities:
(Increase) decrease in accrued investment income	14,433	(13,151)
Decrease in premiums due and unpaid	35,630	305,343
Increase in liability for future policy benefits	203,161	430,505
Increase (decrease) in policy claims payable	236,566	(247,331)
Decrease in annuity deposits and deferred profits	(14,741)	(41,037)
Decrease in premium deposit funds	(1,878)	(1,206)
Decrease in advanced and unallocated premium	(76,396)	(161,125)
Increase in commissions payable	51,364	124,680
Other, decrease	(430,498)	(76,008)
Net Cash Provided By Operating Activities	1,162,184	1,134,784

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	-	23,800
Proceeds from maturity or redemption - Available for Sale Investments	-	1,620,060
Proceeds from maturity or redemption - Held to Maturity Investments	2,600,455	3,316,080
Proceeds from sales of equity securities	-	86,628
Purchase of furniture and equipment	(35,869)	(141,530)
Purchase of fixed maturity securities - Held to Maturity Investments	(2,899,375)	(4,905,679)
Purchase of equity securities	-	(109,629)
Net Cash Used By Investing Activities	(334,789)	(110,270)

Cash flows from financing activities:
Net (payments) receipts on supplementary contracts	(15,026)	(12,755)
Purchase of treasury stock	(2,364,629)	(162,224)
Treasury shares sold	-	14,289
Bonds payable purchased	(93,904)	(191,498)
Exercised stock options and stock bonus	6,382	19,242
Net Cash Used In Financing Activities	(2,467,177)	(332,946)
Net Increase (Decrease) In Cash and Cash Equivalents	(1,639,782)	691,568
Cash And Cash Equivalents, Beginning Of Period	3,809,913	3,398,661
Cash And Cash Equivalents, End Of Period	$2,170,131	$4,090,229

(See accompanying notes and Independent Accountant’s Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2005 and June 30, 2004 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the periods ended June 30, 2005 and June 30, 2004.

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

Note 2.
During the first quarter of 2005 the Company signed a new lease for 20,337 square feet of new office space in Austin, Texas, under a seven year, triple net lease. The base rent is $157,612 per year with payments commencing June 1, 2006. The Company will spend approximately $550,000 for leasehold improvements on the lease space subsequent to June 30, 2005.

Note 3.
On March 21, 2005, the Company entered into a Stock Purchase Agreement with Universal Guaranty Life Insurance Company (“UGL”). Wayne E. Ahart, Chairman of the Company’s Board of Directors and the Company’s Chief Executive Officer, was also a party to the Stock Purchase Agreement.

UGL owned 2,216,776 shares of the Company’s issued and outstanding common stock, which represented approximately 11.6% of the Company’s total issued and outstanding common stock as of December 31, 2004. Pursuant to the Stock Purchase Agreement, the Company purchased all of the Shares for the purchase price of $2,300,000 and placed them in treasury stock.

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

During the second quarter of 2005, the Company retired 3,767,590 treasury shares.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30 2005 and 2004 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,”“believe,”“plan,”“estimate,”“expect,”“intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Iraq, which may affect consumers spending trends and priorities; (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products; (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

At June 30, 2005, we had liquid assets of $2,170,131 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. For the first six months of 2005, BNLAC collected $22,377,484 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $494,501. Other sources of cash flow in 2005 were overwrite commissions of $295,331 on vision products and marketing fees from EPSI Benefits Inc. of $62,474. The Company paid $13,956,551 of policy benefits in the first half of 2005.

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

Other long-term investments also include an operating line of credit agreement in the amount of $200,000. On October 15, 2004 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at prime, 6.5%, with interest payable monthly to BNLAC.

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

Our insurance operations are conducted through BNLAC. At June 30, 2005, BNLAC had statutory capital and surplus of $11,825,209. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2005 was $11,483,186 compared to $10,720,870 for the same period in 2004. The increase of 7% for the quarter was due to an increase in group and individual dental business. Premium income for the first half of 2005 was $22,612,838 compared to $21,509,605 for the same period in 2004. The increase of 5% was due to an increase in group and individual dental premium in the first half of 2005.

Net investment income was $245,295 for the second quarter of 2005 compared to $255,333 for the second quarter of 2004. Net investment income for the first half of 2005 was $494,501 compared to $490,180 for the same period in 2004. The decrease for the quarter was due to a decrease in fixed maturities in 2005 compared to 2004 as a result of the stock purchase agreement mentioned previously in Note 3.

The Company received $33,459 of marketing fees from EPSI Benefits Inc. in the second quarter of 2005 compared to $41,409 for the same period last year. For the first half of 2005 marketing fees were $62,474 compared to $83,076 for the same period of 2004.  The decrease in marketing fees in 2005 is due to a reduction of $20,000 from reduced operating results at EPSI Benefits.

Realized gains were $7,368 for the second quarter of 2005 compared to a gain of $320,398 for the same period in 2004. For the first half of 2005 realized gains were $59,138 compared to $319,904 for the same period in 2004. The realized gains in 2004 are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value and in the second quarter of 2004 the Company had a realized gain of approximately $103,000 on disposal of MCI bonds.

For the second quarter of 2005, liability for future policy benefits expense was $55,123 compared to $6,605 for the same period in 2004. For the six-month period ended June 30, 2005, liability for future policy benefits expense was $203,161 compared to $430,505 for the same period in 2004. The decrease for the first half of 2005 was primarily due to an increase in newly established benefit expense reserves in 2004 for individual dental insurance, including $200,000 to initially establish these reserves for policies written in previous years.

Policy benefits and other insurance costs were $8,503,755 in the second quarter of 2005 compared to $8,240,679 for the same period in 2004. In the first six months of 2005 policy benefits and other insurance costs were $16,790,641 compared to $16,295,317 for the same period in 2004. The increase was primarily due to an increase in policy benefits and commissions on group and individual dental insurance from the increase in dental insurance in force. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.14% for the first half of 2005 compared to 64.56% for the first half of 2004.

Amortization of deferred policy acquisition costs was $8,541 and $9,202 for the second quarter and $16,592 and $14,256 for the first half of 2005 and 2004, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2005 operating expenses were $2,192,476 compared to $2,070,437 for the same period in 2004. Operating expenses were $4,122,480 in the first six months of 2005 compared to $3,877,727 for the same period in 2004. The increase for the first six-month period is primarily due to an increase in payroll expense and executive incentive bonuses resulting from the increased profits.

Taxes, other than on income, fees and assessments, were $401,414 for the second quarter of 2005 compared to $234,095 for the second quarter of 2004. Taxes, other than on income, fees and assessments, were $792,664 for the first half of 2005 compared to $614,681 for the same period in 2004. The decrease for both periods in 2004 is primarily due to the refund of premium taxes in 2004, which was due to overpayment of quarterly estimated tax payments.

The provision for income taxes in the second quarter of 2005 includes $102,675 current tax expense and $67,000 deferred tax expense compared to $88,982 current tax expense and $15,000 deferred tax expense in the second quarter of 2004. The provision for income taxes in the first half of 2005 was $239,127 current tax expense and $51,000 deferred tax expense compared to $129,897 current expense and $31,894 deferred tax expense for the same period in 2004. The current tax expense increased for the first half of 2005 compared to 2004 due to the increase in operating profits.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the second quarter of 2005 was $607,999 compared to $776,992 for the same period in 2004. For the first half of 2004 income from operations before income taxes was $1,303,413 compared to $1,170,279 for the same period in 2005. The decease in the second quarter was due to higher taxes, other than on income and no gain on redemption of bonds payable as described above. The increase for the first half of 2005 was primarily due to the increase in premium income and less future policy benefit expenses than in 2004 due to the reserve that was set up on the individual dental insurance described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2005 and December 31, 2004. We held various financial instruments at June 30, 2005 and 2004, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2005 and December 31, 2004 was $17,331,405 and $17,622,189, respectively.

Based on testing at December 31, 2004 a one-percentage point increase would result in a decrease in the estimated fair value of fixed maturity securities of $504,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2005 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2005 totaled $593,997, or only 2.7% of total investments and cash on a consolidated basis.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of Shareholders was held on May 17, 2005 in Des Moines, Iowa. At the annual meeting the following individuals were elected to the Company’s Board of Directors: 12,829,267 voted in favor of Greig and Barclay; the holders of 12,828,265 voted in favor of Mullins, Rigler, Miller, Ledbetter and Alexander; the holders of 12,826,465 voted in favor of McCormick, Schoelerman, Fry, and Sweet; the holders of 12,825,463 voted in favor of Keppy; the holders of 12,823,315 voted in favor of Cernan; holders of 12,822,313 voted in favor of Shamas and Tobey; holders of 12,821,515 voted in favor of Schenkel; and the holders of 12,821,311 voted in favor of Ahart and Byrd; 49,956 shares were withheld from all nominees.

The shareholders also ratified the adoption of Smith, Carney & Co. as the Corporation’s independent auditors for the fiscal year 2005. 12,814,231 shares had voted in favor of the ratification; 15,204 shares had voted against; and 49,068 shares voted as abstaining.

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.
None

(b) Material Contracts - Reports on Form 8-K.
The Company filed a Form 8-K on April 15, 2005 regarding the Stock Purchase Agreement between the Company, Wayne Ahart and Universal Guaranty Life Insurance Company whereby the Company purchased 2,216,776 shares of its common stock from Universal Guaranty Life Insurance Company for $2,300,000. The 8-K filed on April 15, 2005 and exhibits thereto are incorporated by reference into this 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

Date: August 15, 2005	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

Date: August 15, 2005	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)