Form 10-Q
period 2005-09-30
BNL FINANCIAL CORP
filed 2005-12-13
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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
Yes __X__ No____

As of September 30, 2005, the Registrant had 16,841,500 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2005 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2005 and 2004 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

                            /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma     SMITH, CARNEY & CO., p.c.
November 15, 2005

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30	December 31,
	2005 (Unaudited)	2004 (Audited)
Cash and cash equivalents	$ 2,793,397	$ 3,809,913
Investment in fixed maturities, at fair value Available for Sale (amortized cost $589,521, $589,521, respectively)	614,540	664,488
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $16,500,415; $16,957,702, respectively)	16,742,922	17,005,973
Other long-term investments	1,557,407	1,557,407
Investment in equity securities (cost $356,056; $588,885, respectively)	351,620	628,821
Total Investments, Including Cash and Cash Equivalents	22,059,886	23,666,602

Accrued investment income	182,465	183,197
Furniture and equipment, net	668,613	434,799
Deferred policy acquisition costs	391,690	346,373
Policy loans	127,934	153,470
Receivable from reinsurer	34,121	34,121
Premiums due and unpaid	969,668	855,959
Income tax assets	54,000	101,000
Intangible assets	147,994	154,483
Other assets	165,000	128,516
Total Assets	$24,801,371	$26,058,520

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,586,003	$2,268,652
Policy claims payable	2,534,327	2,235,929
Annuity deposits	2,794,238	2,783,838
Deferred annuity profits	309,919	373,985
Premium deposit funds	32,596	36,024
Supplementary contracts without life contingencies	48,229	55,799
Advanced and unallocated premium	809,152	659,498
Commissions payable	494,769	483,655
Accrued taxes and expenses	617,240	810,437
Bonds payable	1,801,180	2,007,339
Payable for Securities	-	650,000
Other liabilities	432,461	433,828
Total Liabilities	12,460,114	12,798,984

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170; 20,980,760 shares issued and outstanding respectively	344,264	419,616
Additional paid-in capital	7,608,417	10,829,800
Accumulated other comprehensive income	18,031	90,165
Accumulated surplus	4,613,806	3,109,839
Treasury stock, at cost; 371,670; 1,933,646 shares respectively	(243,261)	(1,189,884)
Total Shareholders' Equity	12,341,257	13,259,536
Total Liabilities and Shareholders' Equity	$24,801,371	$26,058,520

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Income:
Premium income	$11,402,928	$10,863,281	$34,015,766	$32,372,886
Net investment income	241,662	242,661	736,163	732,841
Marketing fees	23,205	40,972	85,679	124,048
Realized gains on debt retirement	23,463	89,578	82,527	304,025
Realized gains	30,153	25,138	30,226	130,595

Total Income	11,721,411	11,261,630	34,950,361	33,664,395

Expenses:
Liability for future policy benefits expense	114,190	193,308	317,351	623,814
Policy benefits and other insurance costs	8,562,480	8,068,403	25,353,121	24,363,720
Amortization of deferred policy acquisition costs	9,995	8,642	26,587	22,898
Operating expenses	2,102,555	1,976,981	6,225,034	5,854,708
Taxes, other than income, fees and assessments	355,373	349,680	1,148,037	964,360

Total Expenses	11,144,593	10,597,014	33,070,130	31,829,500

Income from Operations before Income Taxes	576,818	664,616	1,880,231	1,834,895

Provision for income taxes	86,136	5,414	376,263	167,175

Net Income	$490,682	$659,202	$1,503,968	$1,667,720

Net income per common share (basic and diluted)	$0.03	$0.03	$0.09	$0.08

Weighted average number of fully paid common shares	16,784,080	19,063,704	17,693,416	19,282,426

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding loss arising during period (net of tax)	$(3,607)	$(31,212)	$(47,045)	$(29,539)
Reclassification adjustment for loss included in net income	(25,027)	(27,944)	(25,087)	(125,848)

Other Comprehensive Loss	(28,634)	(59,156)	(72,132)	(155,387)

Comprehensive Income	$462,048	$600,046	$1,431,836	$1,512,333

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,

Cash flows from operating activities:	2005 (Unaudited)	2004 (Unaudited)

Net income	$1,503,968	$1,667,720
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(30,226)	(133,858
Realized loss on furniture and fixtures	-	3,262
Realized gain on debt retirement	(82,527)	(304,025
Decrease in deferred tax asset	60,000	35,000
Depreciation	209,286	176,353
Amortization of deferred acquisition costs, and intangibles	30,948	22,898
Accretion of bond discount	2,776	5,656
Change in assets and liabilities:
(Increase) decrease in accrued investment income	732	(28,407
(Increase) decrease in premiums due and unpaid	(113,709)	259,142
Increase in liability for future policy benefits	317,351	623,814
Increase (decrease) in policy claims payable	298,396	(88,578
Decrease in annuity deposits and deferred profits	(53,666)	(53,125
Decrease in premium deposit funds	(2,428)	(1,520
Increase (decrease) in advanced and unallocated premium	149,654	(580,275
Increase in commissions payable	11,114	60,417
Other, decrease	(425,395)	(355,894
Net Cash Provided By Operating Activities	1,876,274	1,308,580

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	-	23,800
Proceeds from maturity or redemption - Available for Sale Investments	-	793,634
Proceeds from maturity or redemption - Held to Maturity Investments	2,665,824	6,158,875
Proceeds from sales of equity securities	262,982	121,590
Purchase of furniture and equipment	(443,100)	(153,376
Purchase of fixed maturity securities - Held to Maturity Investments	(2,899,375)	(6,547,058
Purchase of equity securities	-	(160,442
Other investments - Line of credit advanced	-	(30,000
Net Cash Provided By (Used In) Investing Activities	(413,669)	207,023

Cash flows from financing activities:
Net (payments) receipts on supplementary contracts	(7,570)	(15,170
Purchase of treasury stock	(2,475,837)	(605,885
Treasury shares sold	125,725	88,791
Bonds payable purchased	(123,228)	(281,076
Exercised stock options	1,789	24,240
Net Cash Used In Financing Activities	(2,479,121)	(789,100
Net Increase (Decrease) In Cash and Cash Equivalents	(1,016,516)	726,503
Cash And Cash Equivalents, Beginning Of Period	3,809,913	3,398,661
Cash And Cash Equivalents, End Of Period	$2,793,397	$4,125,164

(See accompanying notes and Independent Accountant’s Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2005 and September 30, 2004 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the periods ended September 30, 2005 and September 30, 2004.

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

Note 2.
During the first quarter of 2005 the Company signed a new lease for 20,337 square feet of new office space in Austin, Texas, under an eight year, triple net lease. The base rent is $157,612 for the first year, June 1, 2006 to 5/31/07, and escalating to $264,381 for the last year of the lease. The Company will spend approximately $550,000 for leasehold improvements on the lease space subsequent to June 30, 2005. Leasehold improvements cost in the third quarter were approximately $200,000.

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

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the nine months ended September 30, 2005 and 2004 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2005, we had liquid assets of $2,793,397 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first nine months of 2005, BNLAC collected $33,261,841 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $736,163. Other sources of cash flow in the first nine months of 2005 were overwrite commissions of $458,025 on vision products and marketing fees from EPSI Benefits Inc. of $85,679. The Company paid $21,136,751 of policy benefits in the first nine months of 2005.

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

Other long-term investments also include an operating line of credit agreement in the amount of $200,000. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at prime, 6.75%, with interest payable monthly to BNLAC.

In prior years the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $545,000 in conjunction with a marketing agreement with a third party, EPSI Benefits Inc. and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI to become licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI’S parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At September 30, 2005, BNLAC had statutory capital and surplus of $11,785,690. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2005 was $11,402,928 compared to $10,863,281 for the same period in 2004. The increase of 5% for the quarter was primarily due to an increase in group and individual dental business. Premium income for the first nine months of 2005 was $34,015,766 compared to $32,372,886 for the same period in 2004. The increase of 5% for the first nine months was due to an increase in group and individual dental premium revenue.

Net investment income was $241,662 for the third quarter of 2005 compared to $242,661 for the third quarter of 2004. Net investment income for the first nine months of 2005 was $736,163 compared to $732,841 for the same period in 2004. The slight decrease for the quarter was due to a decrease in invested assets in 2005 compared to 2004 as a result of the common stock buy-back mentioned in Note 3. The increase in net investment income for the first nine months of 2005 compared to the same period in 2004 was primarily due to an increase in investment yield that was partially offset by a decrease in investment assets.

The Company received $23,205 of marketing fees from EPSI Benefits Inc. in the third quarter of 2005 compared to $40,972 for the same period last year. For the first nine months of 2005 marketing fees were $85,679 compared to $124,048 for the same period of 2004.  The decrease in marketing fees in 2005 is due to reduced operating results at EPSI Benefits.

Realized gains were $53,616 for the third quarter of 2005 compared to a gain of $114,716 for the same period in 2004. For the first nine months of 2005 realized gains were $112,753 compared to $434,620 for the same period in 2004. The realized gains in 2004 resulted primarily from the purchase of a portion of the Company’s outstanding debentures at less than face value and the one-time realized gain of approximately $103,000 on the exchange of MCI bonds.

For the third quarter of 2005, liability for future policy benefits expense was $114,190 compared to $193,308 for the same period in 2004. For the nine-month period ended September 30, 2005, liability for future policy benefits expense was $317,351 compared to $623,814 for the same period in 2004. The decrease in future policy benefits expense during the third quarter of 2005 compared to 2004 was primarily due to a decrease in sales of individual dental policies in 2005. The difference in the future policy benefits expense for the first nine months of 2004 compared to 2005 was primarily due to a decrease in sales of individual dental policies in 2005 and the establishing of future policy benefit reserves in 2004 that included individual dental insurance policies issued in 2001, 2002 and 2003 which remained in force in 2004 (which were determined to be changes in accounting estimates).

Policy benefits and other insurance costs were $8,562,480 in the third quarter of 2005 compared to $8,068,403 for the same period in 2004. In the first nine months of 2005 policy benefits and other insurance costs were $25,353,121 compared to $24,363,720 for the same period in 2004. The increase was primarily due to an increase in policy benefits and commissions on group and individual dental insurance from the increase in dental insurance in force. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.61% for the first nine months of 2005 compared to 64.49% for the first nine months of 2004.

Amortization of deferred policy acquisition costs was $9,995 and $8,642 for the third quarter and $26,587 and $22,898 for the first nine months of 2005 and 2004, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2005 operating expenses were $2,102,555 compared to $1,976,981for the same period in 2004. Operating expenses were $6,225,034 in the first nine months of 2005 compared to $5,854,708 for the same period in 2004. The increase for the first nine-month period is primarily due to an increase in payroll expense, executive incentive bonuses employee benefits and claims administration expense. These expense items increased in 2005 primarily due to an increase in the number of group and individual policies in force and the increase in pretax profits.

Taxes, other than on income, fees and assessments, were $355,373 for the third quarter of 2005 compared to $349,680 for the third quarter of 2004. Taxes, other than on income, fees and assessments, were $1,148,037 for the first nine months of 2005 compared to $964,360 for the same period in 2004. The increase for the current year compared to 2004 is primarily due to a refund of premium taxes in 2004, which was due to overpayment of quarterly estimated tax payments.

The provision for income taxes in the third quarter of 2005 includes $83,000 current tax expense and $3,136 deferred tax expense compared to ($29,586) current tax expense and $35,000 deferred tax expense in the third quarter of 2004. The provision for income taxes in the first nine months of 2005 was $305,000 current tax expense and $71,263 deferred tax expense compared to $164,039 current expense and $3,136 deferred tax expense for the same period in 2004. The current tax expense increased for the first nine months of 2005 compared to 2004 due to a $28,000 under accrual of taxes at the end of 2004 and an over accrual of $82,000 at the end of 2003 and the increase in deferred tax expense. Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the third quarter of 2005 was $576,818 compared to $664,616 for the same period in 2004. For the first nine months of 2005 income from operations before income taxes was $1,880,231 compared to $1,834,895 for the same period in 2004. The decease in the third quarter was due to higher policy benefits and other insurance costs and less gain on redemption of bonds payable as described above. The increase for the first nine months of 2005 was primarily due to the increase in premium income and less future policy benefit expenses than in 2004 due to the reserve that was set up on the individual dental insurance described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2005 and December 31, 2004. We held various financial instruments at September 30, 2005 and 2004, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2005 and December 31, 2004 was $17,114,955 and $17,622,189, respectively.

Based on testing at December 31, 2004, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $504,000. Based on the December 31, 2004 testing and holding other variables constant, the estimated net income and cash flows impact for the first nine months of 2005 resulting from a one percentage point increase in interest rates would be immaterial and comprehensive income would decrease approximately $418,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2005 totaled $351,620, or 1.7% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
The Company was not a part of any new legal proceedings during the third quarter of 2005.

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
No matters were subject to a vote of security holders during the period covered by this report.

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.
None

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)
/s/ Wayne E. Ahart
Date: November 14, 2005	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)
/s/ Barry N. Shamas
Date: November 14, 2005	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)