Form 10-K
period 2005-12-31
BNL FINANCIAL CORP
filed 2006-03-31
CIK 757641

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission File No. 0-16880

BNL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1239454
(State of incorporation)	(IRS Employer Identification No.)

7010 Hwy 71 W., Suite 100
Austin, TX	78735
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (512) 383-0220

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act . Yes [ ] No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]
The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2005 cannot be determined due to the limited trading in the Company’s stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2005, the Registrant had outstanding 16,829,291 shares (excluding treasury shares) of Common Stock, no par value (which includes 11,109,777 shares owned by affiliates of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE
Location in Form 10-K     Incorporated Document
None               None

PART 1

ITEM 1. Business

General
BNL Financial Corporation (the "Company" or "Registrant" or “BNLF”) is an insurance holding company incorporated in Iowa in January 1984. The Company's administrative offices are located at 7010 Hwy. 71 West, Suite 100, Austin, Texas 78735; its telephone number is (512) 383-0220.

In March 2004, BNL Equity Corporation (“BNLE”), the immediate subsidiary of the Company was dissolved and its assets, including the stock of Brokers National Life Assurance Company (“BNLAC”), were distributed to BNLF. All outstanding shares of BNLAC are now owned directly by BNLF.

The Company has three wholly owned subsidiaries, Brokers National Life Assurance Company, BNL Brokerage Corporation and Consumers Protective Association (formerly National Dental Benefit Association, Inc.). Consumers Protective Association is an inactive association that was purchased for the purpose of marketing services, including insurance products to members.

BNL Financial Corporation	-----------	Consumer's Protective Association (Inactive Association)
|
Brokers National Life Assurance Company
|
BNL Brokerage Corporation

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2005 marketed life and accident and health insurance. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

BNLAC is currently licensed in 36 states to offer life and accident and health insurance on an individual and group basis.

The Company conducts business in the “life, accident and health insurers” industry segment. Most of BNLAC’s premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. Financial information relating thereto is contained in the Selected Financial Data below and the Financial Statements included as Exhibits to this Report.

Sales and Marketing
The Company markets its products through independent agents and brokers. BNLAC emphasizes the marketing of specialized or "niche" life and health insurance products including: individual and group term life insurance, hospital indemnity insurance, group and individual dental insurance, short term disability insurance, accidental death and dismemberment insurance and cancer insurance. Most of these products are designed to be sold on a group or payroll deduction basis.

BNLAC also markets group and individual vision insurance products that are underwritten (issued) by other insurance companies. BNLAC "co-brands" these products with its name and logo and markets them through its sales force. BNLAC collects overwrite commissions and/or administrative fees on these products and does not have any exposure to underwriting (claims) losses.

Statistics by line of business are as follows (gross before reinsurance):

	2005	2004
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance	$ 301,000	$ 293,000
Individual Annuities(1)	100,000	106,000
Group Dental Insurance	41,465,000	39,652,000
Miscellaneous A&H insurance	2,351,000	1,946,000

Total	$44,217,000	$41,997,000

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance	$ 295,000	$ 288,000
Individual Annuities(1)	84,000	85,000
Group Dental Insurance	41,629,000	40,681,000
Miscellaneous A&H insurance	2,370,000	1,773,000

Total	$44,378,000	$42,827,000
III. Face Value of Insurance:
Ordinary Life Insurance	$39,992,000	$37,000,000
Accidental Death Insurance	79,643,000	66,000,000

Total	$119,634,000	$103,000,000

(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:
State	Life Premiums	Annuity	Accident and Health	Total
Georgia	$ 16,530	$-	$4,052,489	$4,069,019
Oregon	1,235	-	3,227,506	3,228,741
Louisiana	15,760	-	3,046,488	3,062,248
Minnesota	7,543	-	2,972,646	2,980,189
Arkansas	26,790	-	2,539,917	2,566,707
Michigan	6,231	-	2,431,912	2,438,143
Indiana	9,692	-	2,237,173	2,246,865
Ohio	2,207	-	2,229,513	2,231,720
Idaho	562	-	2,152,182	2,152,744
All Other States	208,860	83,662	19,109,293	19,401,815
Total	$295,410	$ 83,662	$43,999,119	$44,378,191

The following chart shows group dental insurance premiums collected for each of the past five years ended December 31.

Gross
Premiums
Group Dental Insurance	Collected
2005	$41,629,000
2004	40,681,000
2003	38,813,000
2002	39,734,000
2001	38,083,000

The following chart shows group dental insurance claims paid and claims ratios for each of the five years ended December 31. The incurred claims loss ratio represents the ratio of incurred claims to premiums earned.

	Gross	Claims
Group Dental Insurance	Claims Paid	Ratio
2005	26,046,000	63.1%
2004	25,044,000	62.3%
2003	24,279,000	62.7%
2002	25,772,000	64.9%
2001	24,821,000	65.5%

Agents' Commissions
On December 31, 2005, BNLAC had 4,927 general agents and brokers that market its policies in 35 states compared to 4,837 agents and brokers on December 31, 2004

On all of its products BNLAC believes it pays competitive commissions to agents. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

Reinsurance
BNLAC reinsures with other insurance companies portions of the risks it underwrites on sales of life and accident and health insurance. Reinsurance enables BNLAC, as the “ceding company,” to reduce the amount of its risk on any particular policy and to write policies in amounts larger than it could without such agreements.

The reinsurer receives a portion of the premium on the reinsured policies. BNLAC remains directly liable to policyholders to perform all policy obligations, and bears the contingent risk of the reinsurer’s insolvency. Before submitting an application for a policy to the reinsurer, BNLAC determines whether the applicant is insurable, but BNLAC rejects any application which is not accepted by the reinsurer.

BNLAC reinsures its life insurance under agreements which are classified as either "automatic" or "facultative." Under an "automatic" treaty, the reinsurer agrees that it will assume liability automatically for the excess over the ceding company’s retention limits on any application acceptable to the ceding company. Under a "facultative" treaty, the reinsurer retains the right to accept or reject any reinsurance submitted after reviewing each application.

In 2004 and 2005, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Generali USA Life Reassurance Company (“Generali”), formerly Business Men’s Assurance Company. Generali was rated “A” (Excellent) by AM Best Company for 2004. Effective July 1, 2005, administration was taken over by Optimum Re on the Bulk ADB insurance. Optimum Re was rated “A-“(Excellent) by AM Best Company for 2004. In 2006 the Company reached an agreement with Optimum Re to reinsure this block under the same terms as Generali.

In 2004 and 2005, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Generali under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000. Effective July 1, 2005, administration was taken over by Optimum Re on the individual life insurance products. Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2004. In 2006 the Company reached an agreement with Optimum Re to reinsure this block under the same terms as Generali.

From November 1, 2003 to December 31, 2004, BNLAC’s group life insurance was reinsured under a quota share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer was liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated “A” (Excellent) by AM Best Company for 2004.

From November 1, 2003 to December 31, 2004, BNLAC’s accidental death and dismemberment insurance was reinsured under a quota share reinsurance agreement with Hannover Life Reassurance Company of America. Hannover Life Reassurance Company of America accepts 90% of the risk and was rated "A" (Excellent) by AM Best Company in 2004.

BNLAC entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its group life and accidental death and dismemberment plans effective January 1, 2005 whereby Hartford accepts 90% of the risk up to a maximum of $100,000 per life. This reinsurance replaced Hannover Life Reassurance Company of America. Hartford was rated “A” (Excellent) by AM Best Company for 2004.

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Fortis Benefits Insurance Company of Kansas City, Missouri. The reinsurer is liable for 75% of the risk on each policy. Fortis Benefits Insurance Company was rated “A-” (Excellent) by AM Best Company for 2004.

Group and individual dental is not reinsured due to the economics of the dental business and the small annual maximum liability per policy.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

	Gross			Net
	Insurance	Reinsurance	Reinsurance	Insurance
	In Force	Ceded	Assumed	In Force
Life Insurance
2005	$39,992,000	$14,531,000	$ 0	$25,461,000
2004	37,207,000	11,752,000	0	25,455,000
2003	37,832,000	12,782,000	0	25,050,000
2002	37,045,000	11,443,000	0	25,602,000
2001	34,515,000	9,098,000	0	25,417,000

Accidental Death Insurance
2005	$79,643,000	$71,834,000	$ 0	$7,809,000
2004	65,629,000	59,238,000	0	6,391,000
2003	52,095,000	46,885,500	0	5,209,500
2002	44,000,000	39,600,000	0	4,400,000
2001	37,000,000	37,000,000	0	0

Investments
BNLAC invests its available funds in a certificate of deposit, US Treasury Bills, US Government and Agency bonds and corporate bonds. The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's statutory net investment income and ratio of net return on mean invested assets were as follows:

Year	BNLAC Statutory Net Investment Income	Net Return on Mean Invested Assets
2005	$853,563	4.0%
2004	879,351	4.4%
2003	854,548	4.2%
2002	1,041,679	5.6%
2001	977,578	6.2%

For information concerning realized and unrealized gains and losses on securities see Note 4 of the Notes to Consolidated Financial Statements on page F-11and the table on page 17.

Special Factors Relating to Accounting and Regulatory Reporting of Insurance Companies
State insurance laws and regulations govern the accounting practices and the form of financial reports of insurance companies filed with state insurance regulatory agencies. Most states have adopted the uniform rules established by the National Association of Insurance Commissioners ("NAIC"). Reports prepared in accordance with statutory accounting practices reflect primarily the ability of an insurance company to meet its obligations to policyholders. Certain statutory accounting practices differ from generally accepted accounting principles as applied to the Company’s audited financial statements.

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

Statutory accounting practices also require that a relatively large portion of life premiums be held as reserves for the protection of policyholders. The amount of such reserves is based upon actuarial calculations and the annual increase in reserves is treated as an expense. Such calculations are based upon conservative assumptions concerning mortality costs and earnings. Life premiums are earnings only to the extent that they exceed reserve requirements and commissions. BNLAC calculates reserves using the Commissioner's Reserve Valuation Method. This method provides a lower reserve in the early years of a policy to partially offset the higher first-year costs of the policy. Although such reserves are treated as liabilities and are not available for use in operations, a company is free to invest such reserves in accordance with applicable state laws. Interest earned on invested reserves is operating income to the life insurance company to the extent that it exceeds the interest required to be added to the reserves.

The Company’s consolidated financial statements are required to be prepared in conformity with generally accepted accounting principles. The objective of these financial statements is to provide reliable financial information about economic resources and obligations of a business enterprise and changes in net resources resulting from its business activities, measured as a going concern. To the extent that the accounting practices prescribed or permitted by state regulatory authorities differ from generally accepted accounting principles, appropriate adjustments will be made to bring such financial ftatements into accordance with generally accepted accounting principles, including (but not limited to) the following:

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

e) Realized gains and losses from the sale of investments are reclassified to a separate component of summary of operations. Taxes thereon are included in the tax provision; and

f) Investments in fixed maturity securities that are available for sale are carried at fair value with the unrealized appreciation (depreciation) recorded to shareholders’ equity.

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

The NAIC, through the member regulatory staffs, attempts to coordinate the state regulatory process and continually re-examines existing laws and regulations and their application to insurance companies. Recently, this re-examination has focused on insurance interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital (“RBC”) rules. In addition, in connection with its accreditation of states to conduct periodic company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state and federal regulation on the operations of BNLAC.

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The “Company Action Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company’s total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 2005 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 1,364% and, therefore, significantly above the Company Action Level.

As part of their routine regulatory process, approximately once every five years, insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

In September 2005, the Arkansas Insurance Department conducted its statutory examination for the period ended December 31, 2004. No adjustments were made to the financial statements of the Company as a result of the examination.

BNLAC's management is not aware of any failure to comply with any significant insurance regulatory requirement to which BNLAC is subject at this time.

Competition
The life and health insurance business is highly competitive, and BNLAC competes in many instances with individual companies and groups of affiliated companies that have substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships than BNLAC. Certain of these companies operate on a mutual basis, which may give them an advantage over BNLAC since their profits accrue to the policyholders rather than the shareholders. BNLAC’s A. M. Best’s financial performance rating is “B+” (Very Good).

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 1,060 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

BNLAC competes for the services of agents and brokers in several ways. First, the Company’s dental insurance products are attractive to brokers and general agents because of their popularity in the employee benefit market. Second, BNLAC strives to provide a high level of service to agents by offering products that meet their clients’ needs and by providing individualized service in the administration of such products. Finally, BNLAC attempts to structure the levels of premiums, benefits and commissions on insurance products to compare favorably with competitors.

Personnel
At December 31, 2005 BNLAC had four executive officers and 66 full-time administrative personnel. BNLAC’s administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. The Company currently has no employees which are represented by a labor union. BNLAC uses a third party administrator to process dental claims.

ITEM 2. Properties

Neither the Company, nor any of its subsidiaries own any real estate.

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent is $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease. The Company’s net outlay for leasehold improvements of $559,000 plus the landlord’s share of $203,000, made the total leasehold improvements approximately $762,000 on the new lease space that was occupied in December 2005. Leasehold improvements are being amortized over the lease term. Deferred rent credits of approximately $320,000 are included in other liabilities at December 31, 2005. This amount is comprised of $117,000 relating to the initial rent holiday and $203,000 of landlord funded leasehold improvements as negogiated in the lease agreement. The rent credits will reduce rent expense over the lease term.

During the first half of 1998 the Company leased 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. In July 2002 the Company expanded its offices in an adjacent building and increased the space it leases by 1,596 square feet. The annual base rent for the 12,150 square feet was $137,578 a year and the cost for the additional space is $19,152 per year. Effective January 1, 2003, the Company leased an additional 798 square feet in the adjacent building at a rate of $9,576 per year. The lease rate remained in affect until the term of the lease expired. The Company terminated lease payments at the end of February 2006.

BNLE leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $18,120 per year. BNLAC incurs 100% of the rental expense.

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class. The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL. The estimated annual impact to earnings per share was approximately $.013 per share. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds are fully callable and redeemable at par at any time by BNL.

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

In 2005 and 2004, the Company made cash offers to bond holders for the purchase of bonds. Bond purchases resulted in a reduction of Bonds Payable of $259,757, and $611,789 in 2005 and 2004; respectively. Gains from early extinguishments of the debt were $102,067, $495,462 and $424,727 in 2005, 2004 and 2003; respectively.
.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote during the fourth quarter of 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Stock

During 2003 the Company made a mini-tender offer to purchase shares from the Company's shareholders at $.47 and $.53 per share. As a result, in 2003 the Company purchased 974,541 shares of its Common Stock from its shareholders for a total amount of $477,023.

Beginning on June 15, 2004, the Company made an issuer tender offer (with a Form TO filing with the Securities and Exchange Commission) at a purchase price of $.60 per share ("2004 Issuer Tender Offer"). The 2004 Issuer Tender Offer terminated on July 30, 2004, and as a result the Company purchased 818,602 shares of its Common Stock for a total amount of $491,161.20.

On April 15, 2005, the Company purchased 2,216,776 shares of its Common Stock, approximately 11% of the Company's outstanding Common Stock, from Universal Guaranty Life Insurance Company, at a purchase price of $2,300,000 (approximately $1.04 per share) which purchase and purchase price were negotiated. From time to time during 2005, some shareholders requested that the Company purchase their shares and the Company did purchase a total of 148,667 shares from such shareholders at prices ranging from $.63 to $1.04 per share.

During the second quarter of 2005, the Company retired 3,767,590 treasury shares.

During 2004 the Company made three separate offers to its shareholders to redeem their stock for its book value of $.53, $.60 and $.63 a share; respectively. The offers resulted in the purchase of 913,339 shares of stock for $542,012.

The stock is not traded on any established trading market.

Holders
As of December 31, 2005 there were 2,708 record holders of the Company's common stock.

Dividends
The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

Equity Compensation Plan Information
In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents’ Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares were authorized by the Board of Directors. The option period may not exceed a term of five years and the duration of the plan was ten years, expiring December 14 2004. A four-member committee of Directors administers the plan. During 2004 and 2003, the Company granted 129,575 and 131,925 stock options, respectively, with an exercise price of $1.00 per share for those granted in 2004 and $.75 per share for those granted in 2003. There were 394,780 stock options outstanding at December 31, 2005. The number of options expiring or forfeited were 103,725 and 199,500 in 2005 and 2004, respectively. There were 17,450 options exercised in 2005 and 38,350 options exercised in 2004. The fair value of options granted was estimated at $4,000 and $0 for 2004 and 2003. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 3.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.1 years and the weighted average exercise price is $.91. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. The Company granted 60,300 options with an exercise price of $.75 in 2004 and 55,700 options with an exercise price of $.50 in 2003. No options were granted in 2005. The fair value of options granted is estimated at $11,000 in 2004 and $10,940 in 2003. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 10.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 7.4 years and weighted average exercise price is $.63. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The table below sets forth the Equity Compensation Plans as of December 31, 2005.

Plan Category	A Number of Securities to be issued upon exercise of outstanding options	B Weighted Average exercise price of outstanding options	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)

Approved by security holders

Brokers and Agents Plan	394,780	$.91	-

Not approved by security holders

Employee Plan	108,000	$.63	134,000

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. Selected Financial Data

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2005 are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005 are included elsewhere in this Form 10-K.

	2005	2004	2003	2002	2001
Total Income..........................................................	$46,614,276	$44,906,665	$42,505,179	$42,367,834	$39,569,741
Net Income ...............................................................	$ 2,303,089	$ 2,652,503	$ 2,736,355	$ 2,500,727	$ 1,283,478
Net Income Per Common Share.......................................................	$ .13	$ .14	$ .14	$ .12	$ .06
Total Assets................................................................	$26,621,477	$26,058,520	$24,555,254	$22,133,342	$20,173,856
Total Liabilities.......................................................	$13,498,115	$12,798,984	$13,204,072	$13,822,575	$14,499,547
Average Shares Outstanding..............................	17,495,881	19,184,245	20,082,075	20,469,480	22,802,610

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated financial condition of the Company at December 31, 2005, 2004 and 2003 and the consolidated results of operations for the periods ended December 31, 2005, 2004 and 2003. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Reserves for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry. Management uses an independent actuary to formulate this estimate. Differences in the estimates and actual results may result in revised claims expense which is recognized in the period in which the difference is determined. See Note 11 to our financial statements for the effect on the year 2005.

Claim Reserve Methodology
The Company, through its wholly owned subsidiary, BNLAC, has a single line of business which is life and accident and health insurance. The Company’s SIC code is 6311 which is a standard industrial classification used by the United States Securities and Exchange Commission (“SEC”). Using such SIC code, an interested person can research the internet website of the SEC, www.sec.gov, to find and review business and financial information of other companies which are in the same line of business.

The following is a summary description of the Company’s methodology for estimating its reserve liabilities for its insurance policies. The Company and management believe that this discussion constitutes forward looking statements and, therefore, this discussion is given full safe-harbor.

It should be understood that there is no assurance that anything which the Company and its management have done in the past regarding its claim reserve methodology will be done in the future. The Company and its management are afforded full and complete authority and judgment in determining and implementing its claim reserve methodology which includes any and all changes which may be made from time to time.

The Company’s significant insurance product types are presently dental (group and individual), life (group and individual), and annuities.

In the life and accident and health insurance industry, the liabilities for claims and the related expensing of those liabilities are evaluated and recorded using estimates of claim reserves. The Company estimates its claim reserves using the general methodology described herein.

The liability for claim reserves generally consists of the following: (1) due and unpaid claims, (2) claims in the course of settlement, and (3) claims incurred but unreported. The Company records the actual liability for all claims that are due but unpaid, Item (1). But, with regard to the last Items (2) and (3), the Company must make estimates. The estimates are based on actuarial principles. The Company’s independent consulting actuary works with Company financial personnel and management in determining the estimates and the independent consulting actuary annually gives the Company a certification as to the amounts of the reserves.

The Company calculates and maintains claim reserves for the estimated future payments on claims incurred before the statement date. These calculations are based on actuarial principles in accordance with industry standards and applicable GAAP requirements. Development of such reserves is done with Company financial personnel and management working with the Company’s independent consulting actuary. These reserves involve many considerations including but not limited to economic and social conditions, inflation, and healthcare costs. The claim reserves developed include significant estimates and assumptions based on management’s review of historical experience in consultation with its independent actuary. The extent to which future payments match the claims reserves is dependent on how well actual future experience matches the assumptions management makes regarding the future experience. The Company’s reserves are estimates that require significant judgment and, therefore, are inherently uncertain.

It is common in the life and accident and health insurance industry for a consulting actuary to give either (A) a reserve certification where the reserves are expressed as a range of numbers for each relevant reserve (the “Range Estimate”), or (B) a reserve certification where the reserves are expressed as a single number for each relevant reserve (the “Single Point Estimate”).

Where the Range Estimate method is used, the management of an insurance company makes its own choice to reserve an amount within the range. The Company does not use the Range Estimate for any of its insurance products. Instead, for all of its insurance products, the Company uses the Single Point Estimate.

For the Company’s group and individual dental insurance, the Company’s financial personnel develop and make a Single Point Estimate for the reserves which work results in the Company’s Single Point Estimate for the end of each fiscal quarter and year end. The Company’s independent consulting actuary develops and makes its separate Single Point Estimate for such reserves. The Company’s financial personnel and independent consulting actuary compare their Single Point Estimates, reconcile any differences and agree on a Single Point Estimate for such reserves. Annually, the Company’s independent consulting actuary gives a Single Point Estimate reserve certification to the Company with the agreed amount and the Company uses such certified amount without change.

For the Company’s group and individual life and annuity insurance, the Company’s financial personnel make the Single Point Estimate for each such reserve. Annually, the Company’s consulting actuary independently reviews the Single Point Estimates. If the independent consulting actuary agrees with the Single Point Estimates, he gives a reserve certification to the Company.

The Company’s financial personnel have significant experience and knowledge in developing claim reserve estimates for the Company’s insurance products. However, the Company’s financial personnel are not formally trained, certified or recognized as actuaries. The Company continually engages independent consulting actuaries. The Company makes extensive use of its independent consulting actuaries which includes the actuaries’ assistance in the development and creation of policy assumptions, the development and modification of reserve methodologies and assumptions, estimations and calculations of reserves, and the annual certification of the amount of the Company’s reserves for its products.

While claim reserves are estimated as an inherent part of the insurance industry, management of the Company believes that it follows standard industry practices in estimating claim reserves.

The following discussions of reserve methodology are separated by the Company’s product types as indicated by the section headings.

Dental Insurance - Group and Individual

For the Company’s group and individual dental insurance policies, the Company and its independent consulting actuary use a completion factor approach (sometimes referred to as the development method) which provides best estimates of the factors to determine claim reserves.

In implementing the completion factor approach, a review of payment history develops the completion factors. These completion factors relate what percentage of an ultimate claim is paid based upon its duration from date of service. Such completion factors are monitored over time and have been relatively stable. The completion factors are used to estimate the reserves for the months in which the claims are incurred where they are deemed to be credible.

However, with respect to claims incurred in the most recent months, the completion factors may not be fully credible (the payment history is not complete). So, as is common in the industry, a review is made of developing claims per insured by month and loss ratios by month for the most recent months. The Company’s financial personnel and management and the Company’s independent consulting actuary make a Single Point Estimate based upon their determination of the loss ratios and claims per insured for the most recent months.

Of all the assumptions made by the Company’s financial personnel and management and the Company’s independent consulting actuary, the loss ratio and the claims per insured per month for the most recent months are the most sensitive ones for reserve setting. If the loss ratios and claims per insured per month increase, claim reserves will likely increase by some amount. If the loss ratios and claims per insured per month decrease, claim reserves will likely decrease by some amount.

Management reviews trends in loss ratios and claims per insured per month in determining its estimate for the most recent months. Generally, while fluctuations do occur, the Company’s loss ratio and claims per insured per month are stable. In estimating claim reserves (the policy claims payable on the Company’s balance sheet), the Company consistently uses the assumptions of loss ratio and claims per insured per month which are based on actual, historical data. See, the discussion in the section herein entitled “Trends in Completion Factors, Loss Ratio, and Claims Per Insured Per Month”.

As to the consistency of the Company’s estimation of its claim reserves (the policy claims payable on the Company’s balance sheet), you may reference Notes 7 and 11 to the Company’s Financial Statements. Notes 7 and 11 present data indicating the actual claims paid in a subsequent fiscal year for a prior fiscal year; actual claims incurred in a subsequent year for a prior fiscal year; and the claim reserves for the prior fiscal year. Notes 7 and 11 are limited to the most recent fiscal year being reported, December 31, 2005, and the previous fiscal years of 2004 and 2003.

Life Insurance - Group and Individual - and Annuities

The Company reinsures a substantial portion of its life insurance and the associated risks and liabilities. See Item 1, Business, Reinsurance; and Note 8, Reinsurance, to the Company’s financial statements.

The Company determines its life insurance claim reserves by recording three items: (1) actual claims due and unpaid; (2) the claims received during the 30 day period following year end (this is done by taking an inventory of claims received during the thirty day period); and (3) estimating a liability amount for claims which have been incurred but not yet reported by the end of the thirty day period.

The Company’s annuity policies are simple deferred annuities. The Company does not explicitly establish a claim reserve for its annuities since the liability is already held in the annuity deposit liability.

Trends in Completion Factors, Loss Ratio and Claims Per Insured Per Month

Claim reserves for the Group Dental line are the most significant part of the Company’s claim liability. As stated above, the Company uses the completion factor method for calculating the liability. Two main assumptions are made in this approach. First, for months the claims are incurred where the completion factor is credible, the Company uses that completion factor to calculate the liability associated with that month the claim occurred. Second, for the most recent months before the Company’s financial statement date where it is determined that the completion factors are not fully credible, the Company reviews loss ratios and claims per insured per month to determine the reserve for those months.

The discussion in this paragraph relates to the months where the completion factors are deemed to be fully credible which are typically the months prior to November and December. The completion factors have been relatively stable in the recent past. In the future, there could be changes in the trend of completion factors. The Company and its independent consulting actuary review the trends in the completion factors and when necessary make judgments as to the Single Point Estimate value for these items. Such estimates are based on observable trends and would also reflect any known major changes. Professional judgments are made based on the experience of the actuary and Company’s financial personnel and management. To observe the possible sensitivity of assuming 100% reliance on completion factors for claims incurred during the months for which completion factors are believed to be fully credible, if the associated claim reserves for those months had increased by 5%, the year end December 31, 2005, claim reserves would have been increased by approximately $21,000.

The discussion in this paragraph relates to the months where the completion factors are deemed to be not fully credible which are typically the months of November and December. The choice of the loss ratio assumption or claims per insured per month assumption for the most recent month of the claim was incurred may also have an impact on the reserve estimate. These assumptions are monitored for trends. The Company and its consulting actuary monitor the loss ratio and claims per insured month and override the completion factor approach for the most recent months before the Company’s financial statement date where the completion factors are not fully credible, i.e. November and December. To observe the possible sensitivity of assuming 100% reliance on loss ratio or claims per insured per month factors for claims incurred during the months for which completion are believed to be not fully credible (typically November and December of a fiscal year), if the loss ratio or claims per insured per month had increased by 3% for those months (a multiple of 1.03), the associated claim reserves for those months and the year end December 31, 2005, claim reserve would have been increased by approximately $126,000.

The Company believes that its recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. The Company’s recorded claim liabilities are, in accordance with industry practice, estimates of such liabilities.

The reader must recognize that the completion factors, loss ratios and claims per insured per month may, and probably will, be affected by events and conditions which are or will be unknown to the Company’s financial personnel or management or the Company’s consulting actuary. The reader must also recognize that any trending of the completion factors, loss ratios or claims per insured per month may not be indicative of changes in the Company’s financial condition.

While a presentation such as described above provides some mathematical and hypothetical numerical calculations, such calculations may or may not have any relevance to the Company’s future financial condition, earnings or cash flow.

Deferred Tax Asset

The valuation allowance against deferred taxes is a sensitive accounting estimate. The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which prescribes the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities.

At December 31, 2005 and 2004, respectively, the Company had gross deferred tax assets of $1,410,226 and $1,346,704 with corresponding valuation allowances of $1,094,773 and $1,005,810, and gross deferred tax liabilities of $278,453 and $239,893, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses. The resulting net deferred tax asset is $37,000 and $101,000 at December 31, 2005 and 2004, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2005	2004	2003

Current tax provisions	$ 448,040	$ 355,183	$ 519,949
Deferred tax provision	79,001	113,000	85,036

Total income tax provision	$527,041	$468,183	$604,985

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Book income before tax	$2,830,130	$3,120,686	$3,341,340

Income tax computed at statutory rate (34%)	$ 962,244	$ 1,061,033	$ 1,136,056
Valuation allowance for AMT credit	106,891	126,317	138,507
Revision of valuation allowance	51,499	(102,323)	(101,550)
Rate differential	(593,593)	(616,844)	(568,028)

Total income tax provision (benefit)	$ 527,041	$ 468,183	$ 604,985

The Company has net operating loss carry forwards for income tax purposes at December 31, 2005 as follows:

Expiring	Carry Forwards

2006	$546,000
2007	286,000
2008	203,000
2009	162,000
2010	186,000
2011	66,000
2012	193,000
2018	106,000
2019	131,000
2020	65,000
2023	73,000
2024	22,000

$2,039,000

Financial Condition

	2005	2004	2003
Income from Operations before Income Taxes	$2,830,130	$3,120,686	$3,341,340
Book Value Per Share	$0.78	$0.70	$0.55
Statutory Capital and Surplus of Insurance Subsidiary	$12,114,024	$13,438,168	$12,348,394
Stockholders' Equity - GAAP	$13,123,361	$13,259,536	$10,690,735
A.M. Best Financial Rating	B+	B+	B+

The statutory capital and surplus of insurance subsidiary decreased in 2005 primarily due to $2,950,000 of dividends paid to the Company.

Liquidity and Capital Resources

At December 31, 2005 the Company had liquid assets of $946,272 in cash, receivable on fixed securities, money market savings accounts, and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow. In 2005, BNLAC collected approximately $44.4 million of premiums and annuity deposits (gross before reinsurance) and $1,003,613 of investment income. Another source of cash flow in 2005 was overwrite commissions of $1,051,720 on vision products. At the same time the Company paid $32,938,080 in policy benefits and other insurance costs.

The net cash flow for 2005 was ($2,863,341) versus operating income of $2,830,130. The difference is primarily due to the purchase of $2,435,698 of the Company’s treasury stock, an increase in fixed and equity securities of approximately $2,765,000, the purchase of fixed assets and leasehold improvements of $516,235 and depreciation expense of $234,632.

Approximately $600,756 of the bond portfolio is classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. The bonds include; automobile bonds, government agencies and U. S. Treasury Bonds that have unrealized profits. The Company may sell these bonds before they mature.

Approximately $18.7 million of the bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost. This classification reflects management's ability and intent to hold the bonds until maturity. No adjustments to surplus are made as bond values change.

The table below discloses the unrealized gains and losses on the "Held to Maturity" bonds.

Portfolio Designated “Held to Maturity” December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$14,693,046	$ 2,000	$ 331,792	$14,363,254
Corporate securities	2,481,106	61,835	56,535	2,486,406
Mortgage-backed securities GNMA	1,543,310	811	59,077	1,485,044

Totals	$18,717,462	$64,646	$447,404	$18,334,704

The Company’s investments are primarily in U.S. Government and Government Agencies ($16,623,363 amortized book value), other investment grade bonds ($2,107,307 amortized book value) and less than investment grade ($593,603 amortized book value).

The table below discloses the unrealized gains and losses on the bonds that are less than investment grade.

Less Than Investment Grade Bonds December 31, 2005	S&P Rating	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Ford Motor Company	BB-	$187,103	$ -	$ 55,103	$132,000
General Motors Acceptance Corporation	BB	100,000	-	21,000	79,00
Provident Companies Inc.	BB+	149,371	3,254	-	152,625
MCI Communications	B+	157,129	853	-	157,982

Totals		$593,603	$4,107	$76,103	$521,607

The Company does not hedge its investment income through the use of derivatives.

Other long term investments of $1,543,441 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLF may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLF receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $186,034. On October 15, 2003 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit was at 6.75% at December 31, 2005, with interest and principal payable monthly to BNLAC.

On November 5, 2001 the Company’s Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings"). One term of the settlement was the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company’s common stock owned by the members of the class. The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year’s earnings. The total principal amount of bonds payable at December 31, 2005 is $1,747,178 compared to $2,007,339 at December 31, 2004. Bond interest expense was $116,920, and $115,101 in 2005 and 2004; respectively. BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The maximum amount of dividends, which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner, is subject to restrictions relating to statutory surplus. The Arkansas Insurance Commissioner has reviewed and approved the settlement. The Company does not expect the dividend restrictions to impact its ability to meet its cash needs. The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2005, BNLAC paid dividends totaling $2,950,000 to BNLF for the purchase of Company stock and bonds and for other general operating funds compared to $1,150,000 dividends paid in 2004. In 2005, the Company negotiated with Universal Guaranty Life Insurance Company to purchase 2,216,776 shares of BNL Financial Corporation’s common stock for $2,300,000.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2005.

Long-Term Contractual Obligations *	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Bonds and Related Future Interest Payable**	$2,691,000	$105,000	$210,000	$210,000	$2,166,000
Operating Lease Obligations	$1,669,000	$208,000	$520,000	$470,000	$471,000
Liability for Future Policy Benefits (Note A.)	$11,390,774	$1,493,772	$2,436,621	$1,724,592	$5,735,789
Policy Claims Payable (Note B.)	$2,558,565	$2,558,565	-	-	-
Liability for Annuity Deposits (Note C.)	$6,540,152	$100,776	$213,836	$230,072	$5,995,468
Supplementary Contracts (Note D.)	$50,000	$17,000	$33,000	-	-

* The notes to this long-term contractual obligations table are part of the table and are important.

** Interest payments are made only if the Company is profitable.

Notes to Long-Term Contractual Obligations Table:

Special Note Relating to Notes A, B, C and D and the information and presentation for liabilities for future policy benefits, policy claims payable, annuity deposits and supplementary contracts.

The data, information and presentation in this Long-term Contractual Obligations Table relating to the Company’s Liabilities for Future Policy Benefits, Policy Claims Payable, Annuity Deposits and Supplementary Contracts are all, separately and collectively, forward looking statements and are given full safe harbor protection.

NOTE A, Liabilities for Future Policy Benefits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis. The modeled life block was assumed to surrender for its reserve at the end of 20 years. Health blocks tested were projected using approximate means beyond 20 years. Payments on blocks not initially modeled were projected on an approximate basis.  The total estimated future payments to be made relating to the Liability for Future Policy Benefits is stated as $11,390,774 which does not match the balance sheet liability total of $2,591,479 and the difference is $8,799,295. This is primarily due to the fact that the estimated future payments presented in the long term contractual obligations table for Future Policy Benefits includes consideration for future premiums, investment income and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability. The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. Assumptions for estimating future payments are made regarding such items as interest earnings, mortality, morbidity, and persistency. It is likely that the actual experience will deviate from these assumptions - sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding premium payments and withdrawals, mortality and morbidity improvement or deterioration, and inflation. Random fluctuation in experience could also have an effect. The determination of the amount of the future payments is based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of future payments will likely vary from that presented in the above table.

Future payments related to short duration contracts such as group dental are not included in the above table in the line item Liabilities for Future Policy Benefits.

NOTE B, Policy Claims Payable.

The total estimated future payments to be made relating to Policy Claims Payable do match the balance sheet liability total. The estimated future payments are estimates of future occurrences based on many significant assumptions and are forward looking statements which are to be given the full protection of safe harbor. In developing the Policy Claims Payable, assumptions are made regarding such items as loss ratios, claims per insured or certificate holder per month, completion factors, morbidity trends, speed at which incurred claims are submitted, and speed at which they are processed. It is likely that the actual experience will deviate from these assumptions - sometimes materially. Random fluctuation is likely. The determination of the liability amounts is based upon estimates and the timing of payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of payments will likely vary from that presented in the above table.

NOTE C, Annuity Deposits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis. The modeled annuity block was assumed to surrender for its reserve at the end of 20 years. The total estimated future payments to be made relating to the Annuity Deposits liability is stated as $6,540,153 which does not match the balance sheet liability total of $2,835,552 and the difference is $3,704,601. The balance sheet Annuity Deposit liability represents such items as deposits, premiums, investment income, expenses, and withdrawals which have already occurred while the total estimated future payments presented in this long term contractual obligations table are estimated using assumptions for future occurrences of such factors and other factors. The estimated future payments are based on many significant assumptions regarding future occurrences such as future premium payments, interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions - sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding annuity deposits and withdrawals, mortality improvement or deterioration, and inflation. Random fluctuation in experience could also have an effect. The determination of the Annuity Deposit estimated future payments are based upon estimates and the timing and amount of estimated future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

NOTE D, Supplementary Contracts.

The total estimated future payments to be made relating to the Supplementary Contracts liability is stated as $50,000 which does not match the balance sheet liability total of $36,981 and the difference is $13,019. This is primarily due to the fact that the estimated future payments in this long term contractual obligations table for Supplementary Contracts includes consideration of future investment income, withdrawals (if permitted) and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability. The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. The estimated future payments are based on many significant assumptions regarding future occurrences such as interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions - sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding withdrawals (if allowed), and mortality improvement or deterioration. Random fluctuation in experience could also have an effect. The Supplementary Contracts estimated future payments are based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

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

Results of Operations
Premium income was $44,303,827 in 2005, $42,451,319 in 2004 and $40,270,571 in 2003. The 5% increase in 2005 was due to new sales of group dental insurance and increased group and individual dental renewal premiums. The increase of 6% in 2004 was due to new sales of group and individual dental insurance and increased group and individual dental renewal premiums from a reduction in the lapse rates on existing business.

Net investment income was $1,003,613 in 2005, $975,485 in 2004 and $970,382 in 2003, an increase of 3% in 2005, and an increase of 1% in 2004. The increases in 2005 and 2004 were due to an increase in investment in fixed maturities and an increase in interest rates. Continued profitability and stable or increased interest rates in subsequent years, will permit the Company to invest its profits in fixed maturities and continue the trend of increased investment income.

The Company receives marketing fees from EBI per the marketing agreement mentioned above. The Company received marketing fees of $115,233 in 2005, $165,275 in 2004 and $146,107 in 2003. The decrease in marketing fees in 2005 is due to reduced operating income at EBI and the increase in 2004 was due to an increase in third party administrator income at EBI in 2004.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses. The Company had vision insurance income of $1,051,720, $695,046 and $538,765 in 2005, 2004 and 2003, respectively. The vision income increased by 51% in 2005 primarily due to the addition of voluntary plans.

The Company had a realized gain on debt extinguishments of $102,067 in 2005, $495,462 in 2004 and $424,726 in 2003 due to the purchase of debentures payable at less than par value. The Company purchased fewer debentures in 2005 which resulted in less realized gain in debt extinguishments.

Realized capital gains and (losses) on investments were $37,816 in 2005, $124,078 in 2004 and $154,628 in 2003. The realized gain in 2005 was from the sale of equity securities. The realized gain in 2004 and 2003 are primarily from the sale of U.S. Treasury bonds.

Increases in liability for future policy benefits were $308,563, $687,619 and $34,377 in 2005, 2004 and 2003, respectively. The $308,563 in 2005 is comprised primarily of an increase in unearned premium reserves on group and individual dental business. This reserve changes based on the timeliness of premium receipts. Premiums received in advance are placed in this reserve, as they are not yet earned. In 2004, a future policy benefit reserve amount of $611,410 was booked for individual dental policies then in force. This amount included additional reserves for the individual dental policies issued in 2001, 2002 and 2003, which remained in force (not terminated) in 2004 and also included reserves for individual dental policies issued in 2004. The Company began issuing individual dental policies in 2001 as a new product. The Company’s calculations indicate that in 2004 the Company recorded individual dental policy cumulative gross benefit reserves for policies issued prior to 2004 in the amount of $280,292 and the combined after-tax charge for those policies was $181,699 ($.01 per share of Common Stock) which was accounted for as a change in estimate. For the year ended December 31, 2004, the after-tax effect of recording the reserves, including the cumulative change in estimate, was calculated to have been a decrease in net income of approximately $378,000 ($.02 per share of Common Stock).

Policy benefits and other insurance costs increased from $30,108,152 in 2003, to $31,766,217 in 2004 and increased to $33,317,136 in 2005. The increase in 2004 was due to an increase in claims and commissions resulting from the increase in group and individual dental premium collected and commissions paid. The increase in 2005 was primarily due to an increase in claims ($1.3 million) resulting from an increase in group and individual dental business. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 63.1% in 2005, 62.3% in 2004 and 62.7% in 2003. As a result of renewal rate adjustments, the claims ratio has steadily decreased over the last three years prior to 2005. In 2005, the slight claims ratio increase on group dental business was primarily due to increased utilization by policyholders. Management closely monitors claims ratios on group and individual dental business

Amortization of deferred policy acquisition costs was $22,467 in 2005, $29,973 in 2004 and $30,403 in 2003. Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990. The decrease in amortization expense trend should continue in subsequent years until the acquisition costs are completely amortized. Amortization expense per year may vary in relation to lapses or surrenders of the existing block of business.

Operating expenses were $8,558,205 in 2005, $7,957,447 in 2004 and $7,664,081 in 2003. The 7.5% increase in expenses in 2005 was due primarily to an increase in payroll expense, claims administration expense and office lease expense due to the increase in the number of group and individual policies in force. The increase in 2005 operating expenses was also due to an increase in professional fees, including actuarial, independent public accounting fees and legal fees incurred to assist management in replying to the Securities and Exchange Commission comments on the Company’s 2004 10K. The 4% increase in expenses in 2004 was primarily due to an increase in payroll expenses, employee benefits and actuarial expense, which increased due to an increase in business in force, new plans of insurance available for sale and increased state filings.

Taxes other than on income were $1,577,775 in 2005, $1,344,723 in 2004 and $1,326,826 for 2003. The increase in 2005 was due to an increase in premium taxes on additional premiums collected and from prior year accrual adjustments. The increase in 2004 was due to premium taxes on the increase in collected premiums. The decrease in 2003 was due to a decrease in premium taxes on fewer premiums collected.

For 2005, the consolidated net income from operations before taxes was $2,830,130 compared to $3,120,686 in 2004 and $3,341,340 in 2003. The decrease in 2005 was primarily due to the decrease in realized gains from debt extinguishments. The decrease in 2004 was primarily due to the increase in additional contract reserves on the individual dental plan.

Earnings per share was $.13, $.14, and $.14 in 2005, 2004 and 2003, respectively. The effect of the treasury shares acquired in 2005 (see Market for Stock) increased earnings per share by $.02 in 2005.

The provision for income taxes was $527,041 in 2005, $468,183 in 2004 and $604,985 in 2003. For the periods ended December 31, 2005, 2004 and 2003, the Company had $448,040, $355,183 and $519,949 of current tax expense and $79,001, $113,000 and $85,036 of deferred tax expense; respectively. Fluctuations in tax expense are primarily due to changes in taxable income, limitations on net operating losses utilized and adjustments in estimates for income taxes in prior years.

For the year ended December 31, 2005, other comprehensive income was ($79,542) compared to ($87,603) in 2004 and $56,053 or the same period in 2003. The comprehensive losses in 2005 and 2004 were due to an increase in interest rates that decreased the market value of the Company’s bond portfolio. The comprehensive income for the period ended December 31, 2003 was due to a decrease in interest rates.

Future Marketing Plans
BNLAC plans to apply for authority to market insurance products in additional states in the upcoming year. In 2005 we applied for a certificate of authority in California and we have an application pending for a certificate of authority in Wisconsin.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. The Company’s conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2005 and December 31, 2004. We held various financial instruments at December 31, 2005 and 2004, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4).  See page 17 for information on bonds that are less than investment grade.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at December 31, 2005 and December 31, 2004 was $18,935,460 and $17,622,189, respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2005 of approximately $605,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2005, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2005 totaled $357,792, or only 1.6% of total investments and cash on a consolidated basis. We do not hedge our equity price risk. As of December 31, 2005 a 20% adverse change in equity prices would result in an approximate $75,000 decrease in the fair value of our equity securities.

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

ITEM 9B. Other Information

The Company did not file reports on Form 8-K for the fourth quarter of the year covered by this report.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

Name	Age	First Became Director or Executive Officer	Position
Wayne E. Ahart	65	1984	Chairman of the Board and Director
C. Donald Byrd	64	1984	Vice Chairman of the Board and Director
Kenneth Tobey	47	1994	President and Director
Barry N. Shamas	58	1984	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director
Cecil Alexander	69	1994	Director
Richard Barclay	68	1994	Director
Eugene A. Cernan	71	1994	Director
Hayden Fry	76	1984	Director
John Greig	70	1984	Director
Roy Ledbetter	75	1994	Director
John E. Miller	75	1994	Director
James A. Mullins	71	1984	Director
C. James McCormick	80	1984	Director
Robert R. Rigler	82	1989	Director
L. Stan Schoelerman	80	1984	Director
Orville Sweet	81	1984	Director

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

Barry N. Shamas has served as Executive Vice President, Secretary and Treasurer of BNLE since 1988 and United Arkansas Life from 1990 to 1994. Since 1984 and 1986, respectively, he has served as Executive Vice President and Director of BNL and BNLAC, which positions he presently holds. He was named Chief Financial Officer and Chief Operating Officer of BNL and BNLAC in 2005. He served in various capacities for ITI and ITAC, including Executive Vice President, Senior Vice President, Treasurer and Financial Vice President beginning in 1976 through 1987. Mr. Shamas served as Executive Vice President, Secretary/Treasurer and as Director of AIC and FSL from 1980 and 1983, respectively, until 1987. From 1978 through 1987, Mr. Shamas served as a Director and a member of the Executive Committee of LAC and LAAC.

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

Richard L. Barclay, a Certified Public Accountant, recently retired as Director of Arkansas Department of Finance and Administration and as the state's Chief Fiscal Officer. He has returned to private practice with Beall, Barclay & Co., Certified Public Accountants in Rogers, Arkansas. He was an advisory Director of Regions Bank of Rogers from 1998 to December 2005. He joined United Bank, January 2006. He serves as past President and Board member of the Arkansas Society of Certified Public Accountants and is a member of the American Institute of Certified Public Accountants. He was a member of the Arkansas House of Representatives from 1977 until 1992.

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

Audit Committee

The Company’s audit committee consists of three members of the board of directors, Richard Barclay, Robert Rigler and John Greig. Mr. Barclay, a Certified Public Accountant, is the committee’s financial expert and is independent of management. See description of board members for additional information.

Compensation Committee

The Company’s compensation committee consists of three members of the board of directors, C. James McCormick, Roy Ledbetter and Orville Sweet. C. James McCormick is Chairman of the committee. See description of board members for additional information.

Code of Ethics

The Company has a code of ethics that applies to all employees of the Company. To receive a copy of the Company’s code of ethics without charge, contact:

Ms. Pam Randolph
BNL Financial Corporation
7530 Hwy. 107
Sherwood, Arkansas 72120

ITEM 11. Executive Compensation

Executive Compensation
The following table sets forth certain information regarding remuneration of executive officers in excess of $100,000 during the three years ended December 31.

SUMMARY COMPENSATION TABLE

                                                                                                                                                           Long Term Compensation
                                                                                                           Annual Compensation                                                       Awards                                                   Payouts
(A) Name and Principal Position	(B) Year	(C) Salary	(D) Bonus	(E) Other Annual Compensation	(F) Restricted Stock Award(s)	(G) Options/SARs (#)	(H) LTIP Payouts	(I) All Other Compensation
Wayne E. Ahart, CEO	2005	$145,833	$173,574	$74,972	$0	-	$0	$0
"	2004	$127,500	$150,098	$76,629	$0	-	$0	$0
"	2003	$125,000	$184,288	$42,658	$0	-	$0	$0
Barry N. Shamas, Executive V.P.	2005	$129,186	$110,114	$38,159	$0	-	$0	$0
"	2004	$116,666	$102,462	$17,920	$0	-	$0	$0
"	2003	$110,600	$100,347	$18,028	$0	-	$0	$0
C. Donald Byrd, Vice Chairman of the Board	2005	$111,666	$102,537	$31,542	$0	-	$0	$0
"	2004	$101,667	$99,847	$27,136	$0	-	$0	$0
"	2003	$95,824	$98,769	$26,734	$0	-	$0	$0
Kenneth Tobey, President	2005	$101687	$101,704	$14,880	$0	-	$0	$0
"	2004	$91,667	$99,016	$11,104	$0	-	$0	$0
"	2003	$79,583	$105,099	$9,369	$0	-	$0	$0

The total number of executive officers of the Company is four and the total remuneration paid to all executive officers in 2005, as a group, is $1,135,854 including bonuses of approximately $100,000 under the Company’s stock bonus plan and $387,929 under the executive incentive bonus plan. The Company has accrued bonuses payable at December 31, 2005, of approximately $100,000 under the stock bonus plan and approximately $92,000 under the executive bonus plan. The Company does not have employment agreements with any of its officers.

The Company does not have any employment or severance agreements with officers or employees.

Compensation of Directors
Each director receives a fee of $500 per company, plus reasonable travel expenses for each meeting of the Board of Directors attended. The Audit and Compensation Committees receives $500 for each meeting attended and the Chairman of each committee receives $1,000 for each meeting attended.

Benefit Plans
See Equity Compensation Plans for a description of the 1994 Agents’ Nonqualified Stock Option Plan and the 2002 Non-Director, Non-Executive Stock Option Plan.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for semi-annual payment of cash bonuses based on 10% of consolidated pre-tax operating income. Bonus expense was $283,013, $312,069 and $334,134 under this plan for 2005, 2004 and 2003, respectively.

The Company has a stock bonus plan for the benefit of Don Byrd and Kenny Tobey, Vice Chairman of the Board and President of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000, $100,000 and $100,000 were granted in 2005, 2004 and 2003, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $65,220, $57,698 and $46,138 in 2005, 2004 and 2003, respectively.

Indebtedness of Management
No officer, director or nominee for director of the Company or associate of such person was indebted to the Company at any time during the year ended December 31, 2005, other than for ordinary travel and expense advances and other reimbursable expenses, if any.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of more than 5% of the Company's voting securities as of December 31, 2005:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class as of December 31, 2005

Common Stock	Wayne E. Ahart	4,712,216(2)	28.00%
	8017 Cobblestone
	Austin, TX 78735

Common Stock	Barry N. Shamas	2,801,816(3)	16.65%
	1095 Hidden Hills Dr
	Dripping Springs, TX 78620

Common Stock	C. Don Byrd	1,615,743 (4)	9.60%
	1725 S. 50th Unit 144
	W. Des Moines, IA 50265

Common Stock	Kenneth Tobey	914,786	5.44%
	23 Tennyson
	N. Little Rock, AR 72116

        (1) To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of 1,200,000 shares which are owned by National Iowa Corporation and 649,363 shares which are owned by Arkansas National Corporation. Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations. LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation. Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart. Consequently, Wayne Ahart has voting control of 4,712,216 (28.03%) shares of the Company’s common stock.

(3) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

(4) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

Security Ownership of Management

The following table sets forth, as of December 31, 2005, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class as of December 31, 2005
Common	Wayne E. Ahart	4,712,216 (2)	28.00%
Common	Cecil L. Alexander	37,088	0.22%
Common	Richard L Barclay	46,088	0.27%
Common	Tammy Barr	600	0.00%
Common	C. Donald Byrd	1,615,743 (3)	9.60%
Common	Eugene A. Cernan	37,088	0.22%
Common	Jeffrey A. Drees	18,843	0.11%
Common	Hayden Fry	69,047	0.41%
Common	John Greig	50,102	0.30%
Common	Roy Keppy	51,001	0.30%
Common	Roy E. Ledbetter	37,088	0.22%
Common	C. James McCormick	137,084 (4)	0.82%
Common	John E. Miller	47,111	0.28%
Common	James A Mullins	50,000	0.30%
Common	Jerry Ouzts	300	0.00%
Common	Pamela C. Randolph	2,905	0.02%
Common	Robert R Rigler	3,295	0.02%
Common	Chris Schenkel	37,088	0.22%
Common	L. Stanley Schoelerman	50,000	0.30%
Common	Barry N. Shamas	2,801,816 (5)	16.65%
Common	Orville Sweet	50,000	0.30%
Common	Kenneth Tobey	914,786	5.44%
Common	All Officers and Directors as a group (22 persons)	10,769,289	64.00%

(1) To the Company's knowledge all shares are beneficially owned by the persons named, except as otherwise indicated, and they hold the sole voting and investment power.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of 1,200,000 shares which are owned by National Iowa Corporation and 649,363 shares which are owned by Arkansas National Corporation. Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations. LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation. Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart. Consequently, Wayne Ahart has voting control of 4,712,216 (28.03%) shares of the Company’s common stock.

(3) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

(4) Includes 10,000 shares held in the name of C. James McCormick and 90,000 shares divided equally among and held in the names of Mr. McCormick’s four children.

(5) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

ITEM 13. Certain Relationships and Related Transactions

None

ITEM 14. Principal Accountant fees and Services

The information required under this item is incorporated by reference from the Company’s Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements
The information required by this section is set forth on page F-1 to F-20 of this Report and is incorporated herein by reference.

2. The following financial statement schedule required to be filed by Paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report.

Schedule II - Condensed Financial Information of Registrant F-21 to F-23

Schedules I and IV have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  3. Exhibits
No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Office lease assumption and assignment agreement dated September 1, 1998, between Brokers National Life Assurance Company and Walgreen Company and Charles H. Morrison for premises in Austin.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.4	Sublease dated January 20, 2000 between Brokers National Life Assurance Company and PRG, Inc.	Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.

10.5	Claims Service Agreement dated June 1, 1999, between Brokers National Life Assurance Company and Employer Plan Services Inc.	Filed herewith - E4 to E13
10.6	Office lease agreement dated January 21, 2005 between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Filed herewith - E14 to E31
10.7	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Filed herewith - E32 to E33
10.8	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Filed herewith - E34 to E38
10.9	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Filed herewith - E39 to E40
11	Statement Re computation of per share earnings.
Reference is made to the explanation of the computation of per share earnings as shown in Note 1 to the Notes to Consolidated Financial Statements filed herewith under Item 14(a)(1) above which clearly describes the same.

12	Statements re computation of ratios.	Not applicable.
16	Letter Re Change in Certifying Accountant.	Incorporated by reference to Exhibit I of the Company's periodic Report on Form 8-K dated September 14, 1995.
21	Subsidiaries of Registrant.	Filed herewith.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith - E2
32.1	Certification of Chief Executive Officer Section 906	Filed herewith - E3
32.2	Certification of Chief Financial Officer Section 906	Filed herewith - E3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2006

BNL FINANCIAL CORPORATION

                                        /s/ Wayne E. Ahart
____________________________________

                                              By: Wayne E. Ahart, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/S/ Wayne E. Ahart		03/31/2006
Wayne E. Ahart	Chairman of the Board, Director (Principal Executive Officer)
/S/ C. Donald Byrd		03/23/2006
C. Donald Byrd	Vice Chairman of the Board and Director
/S/ Kenneth Tobey		03/23/2006
Kenneth Tobey	President and Director

/S/ Barry N. Shamas		03/31/2006
Barry N. Shamas	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/S/ Hayden Fry		03/23/2006
Hayden Fry	Director
/S/ John Greig		03/23/2006
John Greig	Director
/S/ C. James McCormick		03/23/2006
C. James McCormick	Director
/S/ James A. Mullins		03/23/2006
James A. Mullins	Director
/S/ Robert R. Rigler		03/23/2006
Robert R. Rigler	Director
/S/ Stanley Schoelerman		03/23/2006
Stanley Schoelerman	Director
/S/ Orville Sweet		03/23/2006
Orville Sweet	Director
/S/ Cecil Alexander		03/23/2006
Cecil Alexander	Director
/S/ Richard Barclay		03/23/2006
Richard Barclay	Director
/S/ Eugene A. Cernan		03/23/2006
Eugene A. Cernan	Director

/S/ Roy Ledbetter		03/23/2006
Roy Ledbetter	Director
/S/ John E. Miller		03/23/2006
John E. Miller	Director

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a) AND 15 (d)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

DES MOINES, IOWA

BNL Financial Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

Oklahoma City, Oklahoma               SMITH, CARNEY & CO., p.c.
March 10, 2006                                                         /s/ Smith, Carney & Co.

BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

December 31,
ASSETS	2005	2004
Cash and cash equivalents	$946,272		$3,809,913
Investments in fixed maturities at fair value, Available for Sale (amortized cost $589,816; $598,521; respectively)	600,756		664,488
Investments in fixed maturities at amortized cost, Held to Maturity (fair value $18,334,704; $16,957,702; respectively)	18,717,461		17,005,973
Other long-term investments - (Note 4)	1,543,441		1,557,407
Investment in equity securities, at fair value (cost $356,056, $588,885, respectively)	357,792		628,821
Total Investments, Including Cash and Cash Equivalents	22,165,722		23,666,602

Accrued investment income	185,286		183,197
Funds receivable on matured fixed security	807,500		-
Leasehold improvements, furniture and equipment, net	1,368,975		434,799
Deferred policy acquisition costs	389,110		346,373
Policy loans	126,303		153,470
Receivable from reinsurer	48,385		34,121
Premiums due and unpaid	1,027,683		855,959
Income tax assets	37,000		101,000
Intangible assets	146,540		154,483
Other assets	318,973		128,516

Total Assets	$26,621,477		$26,058,520

LIABILITIES
Liabilities for future policy benefits	$2,591,479	$	$ 2,268,652
Policy claims payable	2,558,565		2,235,929
Annuity deposits	2,835,552		2,783,838
Deferred annuity profits	339,429		373,985
Premium deposit funds	31,807		36,024
Supplementary contracts without life contingencies	36,981		55,799
Advanced and unallocated premium	803,290		659,498
Commissions payable	501,821		483,655
Accrued taxes and expenses	752,376		810,437
Bonds payable	1,747,178		2,007,339
Payable for Securities	-		650,000
Other liabilities	1,299,637		433,828
Total Liabilities	13,498,115		12,798,984

SHAREHOLDERS’ EQUITY
Common stock, $.02 stated value, 45,000,000 shares authorized; 17,213,170; 20,980,760 shares issued and outstanding, respectively	344,264		419,616
Additional paid-in capital	7,608,519		10,829,800
Accumulated other comprehensive income	10,622		90,165
Accumulated surplus	5,412,928		3,109,839
Treasury stock, at cost, 383,879; 1,933,646; shares, respectively	(252,971)		(1,189,884)
Total Shareholders' Equity	13,123,362		13,259,536

Total Liabilities and Shareholders' Equity	$26,621,477		$26,058,520

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2005, 2004 and 2003

	Year Ended December 31,
	2005	2004	2003
Income
Premium income	$44,303,827	$42,451,319	$40,270,571
Net investment income	1,003,613	975,485	970,382
Marketing fees (Note 4)	115,233	165,275	146,107
Vision insurance income	1,051,720	695,046	538,765
Realized gain on debt retirements	102,067	495,462	424,726
Realized gains (losses)	37,816	124,078	154,628

Total Income	46,614,276	44,906,665	42,505,179

Expenses
Increase in liability for future policy benefits	308,563	687,619	34,377
Policy benefits and other insurance costs	33,317,136	31,766,217	30,108,152
Amortization of deferred policy acquisition costs	22,467	29,973	30,403
Operating expenses	8,558,205	7,957,447	7,664,081
Taxes, other than on income	1,577,775	1,344,723	1,326,826

Total Expenses	43,784,146	41,785,979	39,163,839

Income from Operations before Income Taxes	2,830,130	3,120,686	3,341,340

Provision for income taxes	527,041	468,183	604,985

Net Income	$2,303,089	$2,652,503	$2,736,355

Net income per common share (basic and diluted)	$0.13	$0.14	$0.14

Weighted average number of fully paid common shares	17,495,881	19,184,245	20,082,075

Net Income (as above)	$2,303,089	$2,652,503	$2,736,355

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of $9,000 and $18,482 of deferred taxes in 2005 and 2004; respectively)	(51,490)	38,761	210,680
Reclassification adjustment for gain included in net income	(28,052)	(126,364)	(154,627)

Other Comprehensive Income (Loss)	(79,542)	(87,603)	56,053

Comprehensive Income	$2,223,547	$2,564,900	$2,792,408

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2005, 2004 and 2003

Accumulated
	Additional	Accumulated	Other
Common Stock	Paid-In	(Deficit)	Comprehensive	Treasury
Shares	Amount	Capital	Surplus	Income	Stock

Balance, December 31, 2002	23,419,647	$468,393	$14,366,816	$(2,279,019)	$121,715	$(4,367,138)

Accumulated other comprehensive income	-	-	-	-	56,053	-
Sale of treasury stock	-	-	5,317	-	-	83,309
Purchase of treasury stock	-	-	-	-	-	(505,355)
Stock options exercised	38,125	763	18,662	-	-	-
Purchase of common stock	(52,153)	(1,043)	(25,033)	-	-	-
Stock options granted	-	-	10,940	-	-	-
Retirement of treasury stock	(2,424,859)	(48,497)	(3,588,791)	-	-	3,637,288
Net income	-	-	-	2,736,355	-	-
Balance, December 31, 2003	20,980,760	$419,616	$10,787,911	$457,336	$177,768	$(1,151,896)

Accumulated other comprehensive income	-	-	-	-	(87,603)	-
Sale of treasury stock	-	-	23,239	-	-	41,312
Purchase of treasury stock	-	-	-	-	-	(619,262)
Stock options exercised	-	-	3,650	-	-	20,761
Stock options granted	-	-	15,000	-	-	-
Contingent Treasury Stock	-	-	-	-	-	519,201
See Note 6
Net income	-	-	-	2,652,503	-	-
Balance, December 31, 2004	20,980,760	$419,616	$10,829,800	$3,109,839	$90,165	$(1,189,884)

Accumulated other comprehensive income	-	-	-	-	(79,543)	-
Sale of treasury stock	-	-	(29,693)	-	-	94,243
Purchase of treasury stock	-	-	-	-	-	(2,435,698)
Stock options exercised	-	-	4,634	-	-	6,796
Retirement of treasury stock	(3,767,590)	(75,352)	(3,196,222)	-	-	3,271,574
Net income	-	-	-	2,303,089	-	-
Balance, December 31, 2005	17,213,170	$344,264	$7,608,519	$5,412,928	$10,622	$(252,969)

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$2,303,089	$2,652,503	$2,736,355
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(41,060)	(131,796)	(152,951)
Realized (gain) loss on sale of furniture and equipment	3,244	7,719	(1,677)
Realized gain on debt extinguishments	(102,067)	(495,462)	(424,726)
Depreciation	234,632	209,851	195,425
Decrease in deferred tax asset	79,000	113,000	84,000
Amortization of deferred acquisition costs, and bond issuance cost	28,282	66,078	36,218
Accretion of bond premium (discount)	(1,031)	3,749	24,473
Common stock and stock options granted	-	15,000	31,440
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(2,089)	517	2,805
(Increase) decrease in receivable from reinsurer	(14,264)	(3,056)	1,171
(Increase) decrease in premiums due and unpaid	(171,724)	203,991	(138,942)
Increase in liability for future policy benefits	322,827	690,674	33,208
Increase (decrease) in policy claims payable	322,636	(343,063)	221,443
Increase (decrease) in annuity deposits and deferred profits	17,158	(45,822)	(121,962)
Decrease in premium deposit funds	(4,217)	(5,236)	(3,565)
Increase (decrease) in advanced and unallocated premium	143,792	(467,650)	387,292
Increase (decrease) in commissions payable	18,166	50,398	(12,211)
Other, increase (decrease)	(92,908)	(3,157)	7,014
Net Cash Provided by Operating Activities	3,043,466	2,518,238	2,904,810

Cash Flows from Investing Activities
Proceeds from sales of investments	64,129	1,150,475	1,102,540
Proceeds from maturity or redemption - Available for Sale Investments	206,460	793,634	-
Proceeds from maturity or redemption - Held to Maturity Investments	3,158,405	7,293,903	6,503,497
Proceeds from sale of furniture and equipment	-	58,388	10,976
Purchase of equity securities	-	(360,453)	(163,885)
Purchase of furniture, equipment and leasehold improvements	(618,235)	(224,757)	(227,882)
Purchase of fixed maturity securities, Held to Maturity	(6,193,619)	(9,580,134)	(11,756,299)
Other Investments - Line of credit - receipt (advanced)	13,966	(30,000)	(30,000)
Net Cash Used in Investing Activities	(3,368,894)	(898,944)	(4,561,053)

Cash Flows from Financing Activities
Sale of treasury stock	62,563	64,550	58,797
Purchase of treasury stock	(2,435,698)	(619,262)	(477,023)
Net change in supplementary contracts	(18,818)	(13,797)	(20,111)
Stock options exercised	11,430	24,411	19,425
Debt extinguishments	(157,690)	(663,944)	(187,063)
Net Cash Used in Financing Activities	(2,538,213)	(1,208,042)	(605,975)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,863,641)	411,252	(2,262,218)
Cash and Cash Equivalents, Beginning of Period	3,809,913	3,398,661	5,660,879

Cash and Cash Equivalents, End of Period	$946,272	$3,809,913	$3,398,661

The accompanying notes are an integral part of the consolidated financial statements.

1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of BNL Financial Corporation and its wholly owned subsidiaries, BNL Equity Corporation, Brokers National Life Assurance Company (BNLAC), BNL Brokerage Corporation and Consumers Protective Association, Inc. All significant intercompany balances have been eliminated. In March 2004, BNL Equity Corporation (BNLE), the immediate subsidiary of the Company was dissolved and its assets, including the stock of (“BNLAC”), were distributed to BNLF. All outstanding shares of BNLAC are now owned directly by BNLF.

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

The Company’s principal activity is the sale of individual and group life and accident and health insurance within the United States. The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $2,000. See Note 10. The Company is licensed to sell in 36 states as of December 31, 2005. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

Premiums from group accident and health insurance are reported as earned when due since these policies are short duration contracts.

Individual dental and individual life insurance policies are long duration contracts. Benefits and expenses are associated with earned premiums so as to result in recognition over the life of the policy. Such recognition is accomplished by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

Costs of acquiring new business and certain expenses of policy issuance and underwriting have been deferred; these deferred policy acquisition costs are being amortized over the premium-paying period of the policies (maximum of 30 years) in proportion to the ratio of annual premium revenue to total premium revenue anticipated.

The income tax asset includes management’s estimate of the future benefit to be derived from net operating loss carry forwards and the difference in tax basis of assets and liabilities. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income. If future income is not generated as expected, deferred income tax assets may need to be written off (no such write-offs have occurred). See Note 3.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which are revised periodically to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 4.0% to 3.0% during 2005 and 2004.

The liability for policy claims payable is composed of claims reported but not paid and claims incurred but not reported. The Company has developed a procedure for calculating incurred but not reported dental claims based on prior years’ claims using dates incurred, reported to the insurance company and subsequently paid. Differences in estimates may result in revised claims expense which is recognized in the period in which the difference is determined.

Before September 30, 2002 the Company classified all of its fixed maturity investments as investments available for sale. Such securities may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security’s prepayment risk, the Company’s liquidity needs, and similar factors, including the Company’s asset/liability management strategy. Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities classified as available for sale are recorded as a component of comprehensive income.

Effective September 30, 2002, the Company elected to divide its portfolio and change its accounting treatment for approximately $11.6 million of debt securities in its investment portfolio in accordance with SFAS No. 115. These securities, formerly accounted for as available for sale and reflected in the financial statements at market value, will be accounted for as held to maturity.

1. Summary of Significant Accounting Policies (continued)

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

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. The Company made debenture interest payments of $83,855, $69,307 and $71,681 in 2005, 2004 and 2003; respectively. The Company made cash payments for income taxes of $533,540, $255,809 and $582,833 in 2005, 2004 and 2003, respectively.

Leasehold improvements and furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Leasehold improvements are amortized over the lease term. Accumulated depreciation and amortization totaled $634,951 and $531,219 at December 31, 2005 and 2004, respectively. Depreciation and amortization expense was $234,631, $209,851, and $195,425, for the years ended December 31, 2005, 2004 and 2003, respectively.

Other assets include agents’ balances of $55,350 and $52,086 at December 31, 2005 and 2004, respectively, after reduction for allowance of doubtful accounts. The allowance account had a credit recorded of $8,627, $2,500 and $1,000 in 2005, 2004 and 2003, respectively.

The Company adopted Statement #142 of the Financial Accounting Standards Board in the first quarter of 2003, as required. The adoption had no material effect on the financial statements of the Company. The new accounting rule changes the methods of accounting for intangible assets, which generally were amortized over 40 years under previous rules. The new standard requires that intangible assets be separately presented on the face of the Balance Sheet and be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired. As indicated on the face of the Balance Sheet, the Company has intangible assets of $146,539 and $154,483 at December 31, 2005 and 2004 respectively. These assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. Amortization expense of approximately $5,815, $7,714 and $5,800 was recorded for each of the years ended December 31, 2005, 2004 and 2003, respectively. The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.

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

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation. BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies and as a result, BNLAC does not have any exposure to underwriting losses. The Company’s vision insurance income increased to more than a million dollars in 2005 and is reported as a separate line item on the income statement.

2. Shareholders' Equity

During 2004 and 2003, the Company made cash offers to shareholders for the purchase of stock. Stock purchases amounted to $132,056 for 148,667 shares in 2005, $542,012 for 913,339 shares in 2004 and $477,023 for 974,541 shares in 2003. In order to purchase additional company common stock in 2004, the Company was required to file a Schedule TO with the Securities and Exchange Commission. Included in the cost of the Treasury Stock purchased in 2004 is $77,250 which represents a portion of the cost to complete the TO filing.

2. Shareholders' Equity (continued)

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

At December 31, 2005 and 2004, shareholders' equity includes approximately $13,683,225 and $14,478,420, respectively, of BNLAC net assets. The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year. In April of 2005 BNLAC received approval to pay a dividend of $2,600,000 to the Company to purchase $2,300,000 of company common stock and $300,000 for operating expenses.

In March of 2003, the Arkansas Insurance Department approved the payment of up to a maximum of $1,138,400 of dividend payments by BNLAC to the Company in order to facilitate the purchase of bonds from debenture holders. BNLAC paid $2,950,000, and $1,150,000 of dividends to its parent company in 2005 and 2004 respectively.

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

Capital and surplus and net income of BNLAC as reported on a statutory basis are as follows:

December 31,
	2005	2004	2003

Capital and Surplus	$12,114,024	$13,438,168	$12,348,394

Net Income	$2,263,342	$2,216,168	$2,383,349

2. Shareholders' Equity (continued)

The following is a reconciliation of consolidated net income and shareholders’ equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

December 31, 2005	December 31, 2004	December 31, 2003
	Income	Capital and Surplus	Income	Capital and Surplus	Income	Capital and Surplus
Consolidated reporting under
generally accepted accounting principles	$2,303,089	$13,123,361	$2,652,503	$13,259,536	$2,736,355	$10,690,735
Attributable to Parent Company and BNL Equity	74,933	(559,877)	411,805	(1,218,884)	249,925	(2,786,839)

Brokers National Life Assurance Company	2,228,156	13,683,239	2,240,698	14,478,420	2,486,430	13,477,574

Deferred acquisition costs	(42,734)	(389,110)	125,437	(346,373)	30,403	(220,936)
Reserve and premium adjustments	125,718	200,520	(14,650)	232,610	(14,650)	40,502
Interest maintenance reserve/AVR	22,467	(602,271)	(91,609)	(627,679)	(103,250)	(519,676)
Unrealized appreciation of securities	-	145,714	-	64,656	-	(209,113)
Annuity deposits and related adjustments	(97,569)	295,996	(120,137)	373,985	(92,311)	518,659
Income tax credit	45,000	61,000	79,000	33,000	31,000	(22,136)
Other	(17,696)	(1,281,064)	(2,571)	(770,451)	45,728	(716,480)

BNLAC Statutory Basis	$2,263,342	$12,114,024	$2,216,168	$13,438,168	$2,383,350	$12,348,394

3. Income Taxes

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which prescribes the liability method of accounting for deferred income taxes. Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities. Changes in future tax rates will result in immediate adjustments to deferred taxes. The Company and its Subsidiaries file consolidated income tax returns.

At December 31, 2005 and 2004, respectively, the Company had gross deferred tax assets of $1,410,226 and $1,346,704 with corresponding valuation allowances of $1,094,773 and $1,005,810, and gross deferred tax liabilities of $278,453 and $239,893, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses. The resulting net deferred tax asset is $37,000 and $101,000 at December 31, 2005 and 2004, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision (benefit) for income tax is as follows:

	2005	2004	2003

Current tax provisions	$448,040	$335,183	$519,949
Deferred tax provision	79,001	113,000	85,036

Total income tax provision	$527,041	$468,183	$604,985

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

3. Income Taxes (continued)

	2005	2004	2003

Book income before tax	$2,830,130	$3,120,686	$3,341,340

Income tax computed at statutory rate (34%)	$962,244	$1,061,033	$1,136,056
Valuation allowance for AMT credit	106,891	126,317	138,507
Revision of valuation allowance	51,499	(102,323)	(101,550)
Rate differential	(593,593)	(616,844)	(568,028)

Total income tax provision	$527,041	$468,183	$604,985

The Company has net operating loss carry forwards for income tax purposes at December 31, 2005 as follows:
Expiring	Dollar Amount

2006	$546,000
2007	286,000
2008	203,000
2009	162,000
2010	186,000
2011	66,000
2012	193,000
2018	106,000
2019	131,000
2020	65,000
2023	73,000
2024	22,000

$2,039,000

4. Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$14,693,046	$2,000	$331,792	$14,363,254
Corporate securities	2,481,106	61,835	56,535	2,486,406
Mortgage-backed securities GNMA	1,543,310	811	59,077	1,485,044

Totals	$18,717,462	$64,646	$447,404	$18,334,704
Portfolio Designated “Available for Sale” (Note 1) December 31, 2005
US Treasury securities and obligations of US government corporations and agencies	$402,712	$74,294	$8,250	$468,756
Corporate securities	187,103	-	55,103	132,000

Totals	$589,815	$74,294	$63,353	$600,756

4. Investments (continued)

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$12,386,696	$9,500	$111,199	$12,284,997
Corporate securities	2,676,720	88,353	13,898	2,751,175
Mortgage-backed securities GNMA	1,942,557	3,190	24,217	1,921,530

Totals	$17,005,973	$101,043	$149,314	$16,957,702
Portfolio Designated “Available for Sale” (Note 1) December 31, 2004
US Treasury securities and obligations of US government corporations and agencies	$402,637	$73,601	$1,750	$474,488
Corporate securities	186,884	3,116	-	190,000

Totals	$589,521	$76,717	$1,750	$664,488

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

Held to Maturity	Available for Sale
December 31, 2005	December 31, 2005
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$2,746,001	$2,704,579	$-	$-
Due after one year through five years	6,689,130	6,541,475	-	-
Due after five years through ten years	4,550,000	4,470,750	-	-
Due after ten years	3,189,021	3,132,856	589,816	600,756
	17,174,152	16,849,660	589,816	600,756

Mortgage-backed securities	1,543,309	1,485,044	-	-

	$18,717,461	$18,334,704	$589,816	$600,756

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2005, 2004 and 2003 were $4,263,935 $9,257,055, $7,606,037 respectively. Gross gains were $41,060, $146,584 and $155,003 and gross losses were $107, $4,863 and $2,052 as of December 31, 2005, 2004 and 2003, respectively.

In the third quarter of 2004, BNLAC received notification from the Arkansas Insurance Department that its bond portfolio exceeded the 20% investment limitation for certain federal agencies as they relate to its investment in Federal Home Loan Bank bonds. The Company immediately sold $900,000, par value, of its Federal Home Loan Bank bonds for a loss of $4,490 to initiate compliance with the Arkansas statute. For GAAP purposes the bonds were classified as held to maturity. Further discussions with the Arkansas Insurance Department revealed the Department’s intent was not to have the Company dispose of any of its block of Federal Home Loan Bank bonds, but instead request permission to exceed the 20% investment limitation. The Company then requested and was granted permission by the Arkansas Insurance Department to exceed the 20% investment limitation. The Company has determined its held to maturity fixed securities portfolio was not tainted since the bond sales were due to an unusual and isolated occurrence that could not be reasonably foreseen. Federal Home Loan Bank Bonds totaled 23% of statutory assets at December 31, 2005 compared to 27% at the end of 2004.

4. Investments (continued)

During 2004 the Company invested in preferred stock and at December 31, 2004 the cost and market value was $200,000. The preferred stock was sold in to 2005.

Investment in equity securities at December 31, 2005 and 2004 represents common and preferred stock investments as follows:

	2005		2004
	Cost	Market Value	Cost	Market Value

Banks, trusts and insurance companies	$81,183	$81,660	$83,606	$86,983
Industrial, savings and loans and other	274,873	276,132	505,279	541,838

	$356,056	$357,792	$588,885	$628,821

Net investment income for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Interest on debt securities and cash investments	$1,005,399	$984,799	$985,613
Dividends on equity securities	11,484	5,589	954

	1,016,883	990,388	986,567
Investment expenses	(13,270)	(14,903)	(16,185)

Net Investment Income	$1,003,613	$975,485	$970,382

Net realized gains and losses are summarized below:

	2005	2004	2003

Debt securities	$3,273	$123,075	$152,951
Equity securities	31,299	10,521	-
Fixed assets	3,244	(9,519)	1,677

	$37,816	$124,077	$154,628

Other long-term investments of $1,543,441 and $1,557,407 in 2005 and 2004 respectively, consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims  processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLF receives a marketing fee from EBI under a related marketing agreement.

4. Investments (continued)

Other long-term investments also include an operating line of credit agreement in the amount of $186,034 and $200,000 in 2005 and 2004 respectively. On October 15, 2003 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% with interest and principal payable monthly to BNLAC.

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of policyholders as a condition of doing business in certain states. The carrying values of these investment deposits are approximately $4,000,000 as of December 31, 2005 and 2004.

The Company’s conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments with staggered maturity dates. The Company does not hedge investment risk through the use of derivative financial instruments. The market value of the Company’s investments in debt instruments varies with changes in interest rates. A significant increase in interest rates could cause decreases in the market values of investments and have a negative effect on comprehensive income and capital.

5. Fair Value of Financial Instruments

	2005			2004
	Carrying	Fair		Carrying	Fair
Assets	Amount	Value		Amount	Value

Cash and Cash Equivalents
(Note 1)	$946,272	$946,272	(a)	$3,809,913	$3,809,913	(a)
Funds receivable on matured fixed security	807,500	807,500	(a)	-	-
Investments-fixed maturity, available for sale (Note 4 & Note 1)	600,756	600,756	(b)	664,488	664,488	(b)
Investments-fixed maturity, held to maturity (Note 4 & Note 1)	18,717,461	18,334,704	(b)	17,005,973	16,957,702	(b)
Investments -equity securities
(Note 4 & Note 1)	357,792	357,792	(b)	628,821	628,821	(b)
Other long term investments (Note 4)	1,543,441	1,543,441	(a)	1,557,407	1,557,407	(a)
Preferred stock (Note 4 & Note 1)	-	-		200,000	200,000	(a)
Other financial instruments-Assets	356,309	356,309	(a)	394,363	394,363	(a)

Total financial instruments-Assets	$23,329,531	$22,946,774		$24,260,965	$24,212,694

Liabilities

Premium deposit funds	$31,897	$31,897	(a)	$36,024	$36,024	(a)
Bonds payable	1,747,178	1,747,178	(a)	2,007,339	2,007,339	(a)
Supplementary contracts without life contingencies
(Note 1)	36,981	36,981	(a)	55,799	55,799	(a)

Annuity deposits(Note 1)	2,835,552	2,835,552	(a)	2,783,838	2,783,838	(a)

Total financial instruments-Liabilities	$4,651,608	$4,651,608		$4,883,000	$4,883,000

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class. The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL and will impact earnings per share to the extent of approximately $.013 per share. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds are fully callable and redeemable at par at any time by BNL.

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

In 2005, 2004 and 2003, the Company made cash offers to bond holders for the purchase of bonds. Bond purchases resulted in a reduction of Bonds Payable of $259,757, $1,159,406 and $611,789 in 2005, 2004 and 2003; respectively. Gains from early extinguishments of the debt were $102,067, $495,462 and $424,727 in 2005, 2004 and 2003; respectively.

In 2004 and 2003, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements with various terms totaling approximately $545,000 in conjunction with a marketing agreement with third parties, EPSI Benefits Inc. (EBI) and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI in becoming licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreements. With regard to the bond indemnity, the Company will be obligated only if EPSI, EPSI’s parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:
2006	$208,000
2007	256,000
2008	265,000
2009	230,000
2010	239,000
2011	224,000
2012	247,000

Total	$1,669,000

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent is $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease. Leasehold improvements totaled approximately $762,000 on the new lease space that was occupied in December 2005. Leasehold improvements are being amortized over the lease term. Deferred rent credits of approximately $320,000 are included in other liabilities at December 31, 2005. This amount is comprised of $117,000 relating to the initial rent holiday and $203,000 of landlord funded leasehold improvements as negogiated in the lease agreement. The rent credits will reduce rent expense over the lease term.

6. Commitments and Contingencies and Supplemental Cash Flow Information (continued)

Related lease cost incurred for the years ended December 31, 2005, 2004 and 2003 was $296,169, $272,349, and $268,892. respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts. Cash deposits in excess of federally insured limits are approximately $500,000 at December 31, 2005.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7. Liability for Unpaid Claims

Activity in the liability for accident and health unpaid claims net of reinsurance is summarized as follows.

	2005	2004	2003
Balance at January 1	$2,235,929	$2,588,992	$2,357,549
less reinsurance recoverable	-	10,000	-
Net Balance at January 1	2,235,929	2,578,992	2,357,549

Incurred related to:
Current year	27,633,450	26,649,186	25,356,105
Prior years	(28,226)	(252,342)	(300,762)
Total Incurred	27,605,224	26,396,844	25,055,343

Paid related to:
Current year	25,074,885	24,412,258	22,777,113
Prior years	2,207,703	2,327,649	2,056,787
Total Paid	27,282,588	26,739,907	24,833,900

Net Balance at December 31	2,558,565	2,235,929	2,578,992
Plus reinsurance recoverable	-	-	10,000
Balance at December 31	$2,558,565	$2,235,929	$2,588,992

The activity summary in the liability for unpaid accident and health claims net of reinsurance shows that claims reserves were overstated by $28,226, $252,342 and $300,762 for the years ended December 31, 2004, 2003 and 2002, respectively. Such liability adjustments, which affected current operations during 2005, 2004 and 2003 respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims. Included in the unpaid accident and health claims are an estimate of claim adjustment expenses of $121,349, $106,353 and $115,391 in 2004, 2003 and 2002, respectively. Netting out claim adjustment expenses would make accident and health reserves understated in 2004 by $93,123 and overstated by $145,989 and $185,371 in 2003 and 2002 respectively.

8. Reinsurance

Liability for future policy benefits is reported before the effects of reinsurance. Reinsurance receivable (including amounts related to insurance liabilities) is reported as assets. Estimated reinsurance receivable is recognized in a manner consistent with the liabilities related to the underlying reinsurance contracts. Such amounts have been presented in accordance with Statement of Financial Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts.” The Company is liable if the reinsuring companies are unable to meet their obligations under the reinsurance agreements.

8. Reinsurance (continued)

In 2004 and 2005, BNLAC's accident death benefit riders were reinsured 100% through a bulk ADB reinsurance agreement with Generali USA Life Reassurance Company (“Generali”), formerly Business Men’s Assurance Company. Generali was rated “A” (Excellent) by AM Best Company for 2004. Effective July 1, 2005, administration was taken over by Optimum Re on the Bulk ADB insurance. Optimum Re was rated “A-“(Excellent) by AM Best Company for 2004. In 2006 the Company reached an agreement with Optimum Re to reinsure this block under the same terms as Generali.

In 2004 and 2005, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Generali under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000. Effective July 1, 2005, administration was taken over by Optimum Re on the individual life insurance products. Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2004. In 2006 the Company reached an agreement with Optimum Re to reinsure this block under the same terms as Generali.

From November 1, 2003 to December 31, 2004, BNLAC’s group life insurance was reinsured under a quota share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer was liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated “A” (Excellent) by AM Best Company for 2004.

From November 1, 2003 to December 31, 2004, BNLAC’s accidental death and dismemberment insurance was reinsured under a quota share reinsurance agreement with Hannover Life Reassurance Company of America. Hannover Life Reassurance Company of America accepts 90% of the risk and was rated "A" (Excellent) by AM Best Company in 2004.

BNLAC entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its Group Life and Accidental Death and Dismemberment plans effective January 1, 2005 whereby Hartford accepts 90% of the risk up to a maximum of $100,000 per life. This reinsurance replaced Hannover Life Reassurance Company of America. Hartford was rated “A” (Excellent) by AM Best Company for 2004.

BNLAC’s Short Term Disability insurance is reinsured under a Quota Share reinsurance agreement with Fortis Benefits Insurance Company of Kansas City, Missouri. The reinsurer is liable for 75% of the risk on each policy. Fortis Benefits Insurance Company was rated “A-” (Excellent) by AM Best Company for 2004.

Group and individual dental is not reinsured due to the economics of the dental business and the small annual maximum liability per policy.

Following is a summary of reinsurance for December 31, 2005, 2004 and 2003:

December 31, 2005	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
Life insurance in force (in thousands)	$39,992	$14,531	$-	$25,461	0.0%

Premiums-life insurance	$294,370	$62,430	$-	$231,940	0.0%
Premiums-accident and health	44,090,958	55,051	-	44,035,907	0.0%
Total insurance premiums	$44,385,328	$117,481	$-	$44,267,847	0.0%

	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
December 31, 2004
Life insurance in force (in thousands)	$37,207	$11,752	$-	$25,455	0.0%

Premiums-life insurance	$241,724	$61,668	$-	$180,056	0.0%
Premiums-accident and health	42,199,595	35,937	-	42,163,658	0.0%
Total insurance premiums	$42,441,319	$97,605	$-	$42,343,714	0.0%

December 31, 2003
Life insurance in force (in thousands)	$37,832	$12,782	$-	$25,050	0.0%

Premiums-life insurance	$327,062	$34,889	$-	$292,173	0.0%
Premiums-accident and health	40,108,502	31,535	-	40,076,967	0.0%
Total insurance premiums	$40,435,564	$66,424	$-	$40,369,140	0.0%

9. Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents’ Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. The Board of Directors authorized options for an additional 1.75 million shares. The option period may not exceed a term of five years and the duration of the plan was ten years, expiring December 14 2004. A four-member committee of Directors administers the plan. During 2004 and 2003, the Company granted 129,575 and 131,925 stock options, respectively, with an exercise price of $1.00 per share for those granted in 2004 and $.75 per share for those granted in 2003. There were 394,780 stock options outstanding at December 31, 2005. The number of options expiring or forfeited were 103,725 and 199,500 in 2005 and 2004, respectively.

There were 17,450 options exercised in 2005 and 38,350 options exercised in 2004. The fair value of options granted was estimated at $4,000 and $0 for 2004 and 2003. These values were computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 3.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 1.1 years and the weighted average exercise price is $.91. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. The Company granted 60,300 options with an exercise price of $.75 in 2004 and 55,700 options with an exercise price of $.50 in 2003. No options were granted in 2005. The fair value of options granted is estimated at $11,000 in 2004 and $10,940 in 2003. This value was computed using a binomial method as prescribed in SFAS No. 123 and certain assumptions include a risk free interest rate of 5.0%, expected life of 10.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 7.4 years and weighted average exercise price is $.63. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $100,000 were granted and charged to expense in each of the years 2005, 2004 and 2003, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $65,219, $57,698 and $46,138 in 2005, 2004 and 2003, respectively.

10. Concentrations

The majority of the Company’s premium income and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1. The Company has no distinctly reportable business segments.

11. Change in Accounting Estimate

Based on claims experience in 2005 and 2004, the estimate of claims liability at December 31, 2004 and 2003 was understated by approximately $93,000 and overstated by $146,000; respectively as described in Note 7. The change in estimate of this liability has contributed a corresponding increase in 2005 and decrease in claims expense 2004.

In 2004, a future policy benefit reserve amount of $611,410 was booked for individual dental policies then in force. This amount included additional reserves for the individual dental policies issued in 2001, 2002 and 2003, which remained in force (not terminated) in 2004 and also included reserves for individual dental policies issued in 2004. The Company began issuing individual dental policies in 2001 as a new product. The Company’s calculations indicate that in 2004 the Company recorded individual dental policy cumulative gross benefit reserves for policies issued prior to 2004 in the amount of $280,292 and the combined after-tax charge for those policies was $181,699 ($.01 per share of Common Stock) which was accounted for as a change in estimate. For the year ended December 31, 2004, the after-tax effect of recording the reserves, including the cumulative change in estimate, was calculated to have been a decrease in net income of approximately $378,000 ($.02 per share of Common Stock).

12. Subsequent Events

Effective January 31, 2006, the Company and Southeast Managers, INC. (“SEMI”) terminated their agreement, which allowed SEMI to market a dental product of the Company’s insurance subsidiary in Tennessee. Under the terminated agreement the Company received 5.0% of premium revenue with no exposure to underwriting losses. As part of the termination agreement the Company transferred this block of business to another company associated with SEMI. The Company’s gross premium income on this block of business was approximately $1,100,000 in 2005. The Company’s net income from this agreement was $38,707 and $41,101 in 2005 and 2004, respectively.

13. Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Premium Income	$10,898,491	$11,239,144	$11,139,337	$11,026,855
Net Investment Income	249,206	245,295	241,661	267,451
Marketing Fees	29,016	33,459	23,205	29,553
Vision Insurance Income	231,161	244,042	263,591	312,926
Realized Gains (Losses)	51,769	7,368	53,616	27,130
Expenses	(10,884,681)	(11,330,984)	(11,230,729)	(10,864,792)

Net Income	$574,962	$438,324	$490,682	$799,123

Earnings Per Share (Basic and Diluted)	$0.03	$0.02	$0.03	$0.05

Comprehensive Income	$525,424	$444,364	$462,048	$791,713

	March 31	June 30	September 30	December 31
2004
Premium Income	$10,624,970	$10,549,967	$10,688,038	$10,588,345
Net Investment Income	234,847	255,333	242,661	242,644
Marketing Fees	41,668	41,409	40,972	41,226
Vision Insurance Income	163,765	170,903	175,243	185,135
Realized Gains (Losses)	(495)	320,398	114,716	184,920
Expenses	(10,729,248)	(10,665,000)	(10,602,428)	(10,257,486)

Net Income	$335,507	$673,010	$659,202	$984,784

Earnings Per Share (Basic and Diluted)	$0.02	$0.03	$0.03	$0.04

Comprehensive Income	$345,936	$566,349	$600,046	$1,052,569

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Balance Sheets

	2005	2004
Assets
Cash and cash equivalents	$69,788	$30,275
Investments, at fair value	191,750	198,250
Investment in equity securities, at fair value	870	575
Total Investments, Including Cash and Cash Equivalents	262,408	229,100

Accrued investment income	10,630	9,771
Loan to EPSI	1,357,407	1,357,407
Investment in Unconsolidated Subsidiaries and Affiliates, at equity (eliminated in consolidated statements)	13,683,238	14,478,408
Income tax asset	42,000	76,000
Other assets	187,382	198,570

Total Assets	$15,543,065	$16,349,256

Liabilities
Bonds payable	$1,747,178	$2,007,339
Loan from Brokers National Life Assurance Co.	569,788	800,802
Other liabilities	102,737	281,579
Total Liabilities	2,419,703	3,089,720

Shareholders' Equity

Common stock, $.02 stated value, 45,000,000 shares authorized; 17,213,170, 20,980,760 shares issued and outstanding, respectively	344,264	419,616
Additional paid-in capital	7,608,519	10,829,800
Retained earnings	5,412,928	3,109,839
Treasury stock, at cost, 383,879; 1,933,646 shares, respectively	(252,971)	(1,189,884)
Unrealized appreciation of securities	10,622	90,165
Total Shareholders' Equity	13,123,362	13,259,536

Total Liabilities and Shareholders’ Equity	$15,543,065	$16,349,256

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statement of Operations

	2005	2004	2003
Income
Net investment income	$202,003	$199,917	$5,146
Marketing fees	115,232	165,275	-
Realized gain on debt extinguishment	102,067	495,462	424,726
Realized gains	-	1,800	477
Total Income	419,302	862,454	430,349

Expenses
General and administrative	141,873	224,820	115,019
Interest expense	168,496	184,408	189,985
Total Expenses	310,369	409,228	305,004

Income from operations before income taxes	108,933	453,226	125,345
Provision for income taxes	34,000	41,421	53,000

Net income before equity in undistributed income of subsidiaries	74,933	411,805	72,345
Equity in undistributed income of subsidiaries	2,228,156	2,240,698	2,664,010

Net Income	$2,303,089	$2,652,503	$2,736,355

Net Income Per Common Share (Basic and Diluted)	$.13	$.14	$.14

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statements of Cash Flows

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$2,303,089	$2,652,503	$2,736,355
Adjustments to compute cash provided by operating activities	(2,468,796)	(2,640,980)	(2,932,546)
Net Cash Provided (Used) by Operating Activities	(165,707)	11,523	(196,191)

Cash Flows from Investing Activities
Proceeds from maturity or redemption of investments	-	-	100,000
Purchase of fixed maturity security	-	-	(100,000)
Dividend from subsidiary	2,950,000	1,150,000	760,000
Proceeds from sale of furniture and equipment	-	1,800	-
Net Cash Provided by Investing Activities	2,950,000	1,151,800	760,000

Cash Flows from Financing Activities
Purchase of treasury stock	(2,432,056)	(619,262)	(421,065)
Sale of treasury stock	64,550	64,550	62,550
Stock options exercised	11,430	24,411	19,425
Payments on long term debt	(231,014)	-	-
Debt extinguishments	(157,690)	(666,643)	(187,063)
Net Cash Provided (Used) by Financing Activities	(2,744,780)	(1,196,944)	(526,153)
Net Increase (Decrease) in Cash and Cash Equivalents	39,513	(33,621)	37,656

Cash and Cash Equivalents, Beginning of Period	30,275	63,896	26,240

Cash and Cash Equivalents, End of Period	$69,788	$30,275	$63,896

Exhibit 31.1
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

Date: March 31, 2006

/S/ Wayne E. Ahart
_______________________
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

Date: March 31, 2006

/s/ Barry N. Shamas
_______________________
Barry N. Shamas
Executive V. P.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF BNL FINANCIAL CORPORATION
PURSUANT TO 18 U.S.C. § 1350

In connection with the accompanying report on Form 10K for the period ending December 31, 2005 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Wayne E. Ahart
_______________________

Wayne E. Ahart
Chief Executive Officer
March 31, 2006

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF BNL FINANCIAL CORPORATION
PURSUANT TO 18 U.S.C. § 1350

In connection with the accompanying report on Form 10K for the period ending December 31, 2005 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Barry N. Shamas
_______________________

Barry N. Shamas
Chief Financial Officer
March 31, 2006