Form 10-Q
period 2006-03-31
BNL FINANCIAL CORP
filed 2006-05-15
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from______to_____

Commission File No. 000-16880

BNL FINANCIAL CORPORATION
 (Exact name of Registrant as specified in its charter)

IOWA	42-1239454
(State of incorporation)	(I.R.S. Employer Identification No.)

7010 Hwy 71 W., Ste 100
Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

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
Yes __X__ No____

As of March 31, 2006, the Registrant had 16,797,885 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2006 and the related Consolidated Statements of Income and Comprehensive Income for the three-month periods ended March 31, 2006 and 2005 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2005 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

 /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                  SMITH, CARNEY & CO., p.c.
May 12, 2006

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31	December 31,
	2006 (Unaudited)	2005 (Audited)
Cash and cash equivalents	$ 1,701,165	$ 946,272
Investment in fixed maturities, at fair value Available for Sale (amortized cost $589,816, $589,816, respectively)	583,188	600,756
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $18,650,117; $18,334,704, respectively)	19,121,657	18,717,461
Other long-term investments	1,534,802	1,543,441
Investment in equity securities (cost $356,056; $356,056, respectively)	364,570	357,792
Total Investments, Including Cash and Cash Equivalents	23,305,382	22,165,722

Accrued investment income	212,407	185,286
Funds receivable on matured fixed security	-	807,500
Furniture and equipment, net	1,449,919	1,368,975
Deferred policy acquisition costs	374,472	389,110
Policy loans	138,562	126,303
Receivable from reinsurer	48,385	48,385
Premiums due and unpaid	945,290	1,027,683
Income tax assets	28,000	37,000
Intangible assets	147,215	146,540
Other assets	303,942	318,973
Total Assets	$26,953,574	$26,621,477

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,531,669	$2,591,479
Policy claims payable	2,335,164	2,558,565
Annuity deposits	2,806,543	2,835,552
Deferred annuity profits	336,724	339,429
Premium deposit funds	30,320	31,807
Supplementary contracts without life contingencies	25,339	36,981
Advanced and unallocated premium	1,187,891	803,290
Commissions payable	640,702	501,821
Accrued taxes and expenses	709,909	752,376
Bonds payable	1,721,664	1,747,178
Other liabilities	1,026,450	1,299,637
Total Liabilities	13,352,375	13,498,115

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170; 17,213,170 shares issued and outstanding respectively	344,264	344,264
Additional paid-in capital	7,608,680	7,608,519
Accumulated other comprehensive income	(2,837)	10,622
Accumulated surplus	5,932,031	5,412,928
Treasury stock, at cost;415,285; 383,879 shares respectively	(280,939)	(252,971)
Total Shareholders' Equity	13,601,199	13,123,362
Total Liabilities and Shareholders' Equity	$26,953,574	$26,621,477

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31
	2006 (Unaudited)	2005 (Unaudited)
Income:
Premium income	$11,316,687	$10,898,491
Vision insurance income	392,024	231,161
Net investment income	272,364	249,206
Marketing fees	33,960	29,016
Realized gains on debt retirement	8,505	51,696
Realized gains	17,780	73

Total Income	12,041,320	11,459,643

Expenses:
Liability for future policy benefits expense	(59,811)	148,038
Policy benefits and other insurance costs	8,909,448	8,286,886
Amortization of deferred policy acquisition costs	3,779	8,050
Operating expenses	2,127,836	1,930,004
Taxes, other than income, fees and assessments	420,900	391,251

Total Expenses	11,402,152	10,764,229

Income from Operations before Income Taxes	639,168	695,414

Provision for income taxes	120,065	120,452

Net Income	$519,103	$574,962

Net income per common share (basic and diluted)	$0.03	$0.03

Weighted average number of fully paid common shares	16,821,440	19,046,862

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding loss arising during period (net of tax)	$(8,526)	$(53,043)
Reclassification adjustment for loss included in net income	(4,932)	3,505

Other Comprehensive Loss	(13,458)	(49,538)

Comprehensive Income	$505,645	$525,424

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Cash flows from operating activities:	2006 (Unaudited)	2005 (Unaudited)
Net income	$519,103	$574,962
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(12,059)	(73)
Realized gain on furniture and fixtures	(5,723)	-
Realized gain on debt retirement	(8,505)	(51,696)
Decrease in deferred tax asset	16,000	16,000
Depreciation	67,311	47,313
Amortization of deferred acquisition costs, and intangibles	5,233	9,504
Accretion of bond discount	(1,334)	699
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(27,121)	(17,025)
Decrease in premiums due and unpaid	82,393	13,750
Increase (decrease) in liability for future policy benefits	(59,811)	148,038
Increase (decrease) in policy claims payable	(223,401)	200,900
Decrease in annuity deposits and deferred profits	(31,714)	(21,421)
Decrease in premium deposit funds	(1,487)	(2,313)
Increase in advanced and unallocated premium	384,601	511,199
Increase in commissions payable	138,881	63,541
Other, decrease	(105,644)	(500,478)
Net Cash Provided By Operating Activities	736,723	960,900

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	11,532	-
Proceeds from maturity or redemption - Held to Maturity Investments	961,523	1,997,065
Purchase of furniture and equipment	(357,064)	(5,168)
Purchase of fixed maturity securities - Held to Maturity Investments	(550,000)	(2,649,375)
Other investments - Line of credit payments received	8,638	-
Net Cash Provided By (Used In) Investing Activities	74,629	(657,478)

Cash flows from financing activities:
Net (payments) receipts on supplementary contracts	(11,642)	(12,504)
Purchase of treasury stock	(28,407)	(11,516)
Bonds payable purchased	(17,010)	(76,292)
Exercised stock options	600	6,382
Net Cash Used In Financing Activities	(56,459)	(93,930)
Net Increase In Cash and Cash Equivalents	754,893	209,492
Cash And Cash Equivalents, Beginning Of Period	946,272	3,809,913
Cash And Cash Equivalents, End Of Period	$1,701,165	$4,019,405

(See accompanying notes and Independent Accountant’s Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2006 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the period ended March 31, 2006. All such adjustments are of a normal and recurring nature.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Commission, for financial statements for the year ended December 31, 2005, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

Note 2.
In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123 (Revised 2004) is effective for the first fiscal year beginning after September, 2005 and was adopted by the Company in the first quarter of 2006. Since the Company had already adopted the fair value approach under FAS 123 in the accounting for all of its stock based compensation plans in prior periods, we had no material impact from implementation of this accounting standard.

On June 1, 2005, the FASB issued SFAS Statement No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes” (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.

Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We experienced no material impact from implementation of this accounting standard.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2006 and 2005 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At March 31, 2006, we had liquid assets of $1,701,165 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first three months of 2006, BNLAC collected $11,748,611 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $272,364. Other sources of cash flow in the first three months of 2006 were overwrite commissions of $392,024 on vision products and marketing fees from EPSI Benefits Inc. of $33,960. The Company paid $7,373,387 of policy benefits in the first three months of 2006.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,534,802 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.

The note is one of several agreements entered into by the Company's subsidiary which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC"). The Company receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $177,395. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75%.

In prior years the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $545,000 in conjunction with a marketing agreement with EPSI Benefits Inc. and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI to become licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI’S parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At March 31, 2006, BNLAC had statutory capital and surplus of $12,615,240. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2006 was $11,318,687 compared to $10,898,491 for the same period in 2005. The increase of 4% for the quarter was primarily due to an increase in group dental business.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses. The Company had vision insurance income of $392,024, in 2006 compared to $231,161 in 2005. The vision income increased by 70% in 2006 primarily due to the increaed sales of the voluntary plan.

Net investment income was $272,364 for the first quarter of 2006 compared to $249,206 for the first quarter of 2005. The increase of 9% for the quarter was due to an increase in invested assets and an increase in investment yield in 2006 compared to 2005.

The Company received $33,960 of marketing fees from EPSI Benefits Inc. in the first quarter of 2006 compared to $29,016 for the same period last year. The increase in marketing fees in 2006 was due to increaseed operating results at EPSI Benefits.

The Company had a realized gain on debt extinguishments of $8,505 in 2006, compared to $51,696 in 2005 due to the purchase of debentures payable at less than par value. The Company purchased fewer debentures in 2006 which resulted in less realized gain in debt extinguishments.

Realized gains were $17,780 for the first quarter of 2006 compared to a gain of $73 for the same period in 2005. The realized gains in 2006 resulted primarily from the maturity of bonds and sales of fixed assets.

For the first quarter of 2006, liability for future policy benefits expense was $(59,811) compared to $148,038 for the same period in 2005. The decrease in future policy benefits in 2006 was primarily due to the decrease in future policy benefits liability as a result of the terminated agreement between the Company and Southeast Managers, Inc. (“SEMI”). This agreement allowed SEMI to market a dental product of BNLAC in Tennessee. As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced.  The decrease in expense was also due to a reduction in additional contract reserves on individual dental busineee due to a decrease in individual dental business.
.

Policy benefits and other insurance costs were $8,909,448 in the first quarter of 2006 compared to $8,286,886 for the same period in 2005. The increase was primarily due to an increase in policy benefits on group dental insurance from the increase in dental insurance in force and an increase in the claims ratio. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 65.17% for the first three months of 2006 compared to 64.04% for the first quarter of 2005.  In 2006, the claims ratio increase on group dental business was primarily due to increased utilization by policyholders.

Amortization of deferred policy acquisition costs was $3,779 and $8,050 for the first quarter 2006 and 2005, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the first quarter of 2006 operating expenses were $2,127,836 compared to $1,930,004 for the same period in 2005. The increase for the quarter is primarily due to an increase in payroll expense, office lease expense and employee benefits. These expense items increased in 2006 primarily due to an increase in the number of group policies in force and some overlap in office lease expense as a result of moving the Austin office.

Taxes, other than on income, fees and assessments, were $420,900 for the first quarter of 2006 compared to $391,251 for the first quarter of 2005. The increase for the current year compared to 2005 is primarily due to an increase in premium taxes as a result of an increase in premiums collected.

The provision for income taxes in the first quarter of 2006 includes $93,165 current tax expense and $26,900 deferred tax expense compared to $136,452 current tax expense (including $33,000 under accrued in 2004) and $16,000 deferred tax credit. The decrease in 2006 is primarily due to the $33,000 under accrued in 2004 that increased the 2005 tax expense. Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the first quarter of 2006 was $639,168 compared to $695,414 for the same period in 2005. The decease in 2006 was primarily due to the higher policy benefits and other insurance costs as a result of higher loss ratio on the group dental business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2006 and December 31, 2005. We held various financial instruments at March 31, 2006 and 2005, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2006 and December 31, 2005 was $19,233,305 and $18,935,460, respectively.

Based on testing at December 31, 2005, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $605,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2006 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign-exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2006 totaled $364,570, or 1.6% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
The Company was not a part of any new legal proceedings during the first quarter of 2006.

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

BNL FINANCIAL CORPORATION
(Registrant)
/s/ Wayne E. Ahart
Date: May 12, 2006	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: May 12, 2006	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)