Form 10-Q
period 2006-06-30
BNL FINANCIAL CORP
filed 2006-08-14
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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
Yes __X__ No____

As of June 30, 2006, the Registrant had 16,787,542 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2006 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six month periods ended June 30, 2006 and 2005 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

 /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                  SMITH, CARNEY & CO., p.c.
August 14, 2006

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	June 30	December 31,
	2006 (Unaudited)	2005 (Audited)
Cash and cash equivalents	$ 2,789,292	$ 946,272
Investment in fixed maturities, at fair value Available for Sale (amortized cost $589,816, $589,816, respectively)	574,210	600,756
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $17,466,374; $18,334,704, respectively)	18,064,962	18,717,461
Other long-term investments	1,525,828	1,543,441
Investment in equity securities (cost $378,359; $356,056, respectively)	379,315	357,792
Total Investments, Including Cash and Cash Equivalents	23,333,607	22,165,722

Accrued investment income	216,555	185,286
Funds receivable on matured fixed security	-	807,500
Furniture and equipment, net	1,401,866	1,368,975
Deferred policy acquisition costs	359,684	389,110
Policy loans	133,064	126,303
Receivable from reinsurer	48,385	48,385
Premiums due and unpaid	969,229	1,027,683
Income tax assets	50,000	37,000
Intangible assets	145,761	146,540
Other assets	268,143	318,973
Total Assets	$26,926,294	$26,621,477

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,473,182	$2,591,479
Policy claims payable	2,330,715	2,558,565
Annuity deposits	2,811,505	2,835,552
Deferred annuity profits	333,233	339,429
Premium deposit funds	29,704	31,807
Supplementary contracts without life contingencies	22,675	36,981
Advanced and unallocated premium	973,571	803,290
Commissions payable	545,937	501,821
Accrued taxes and expenses	667,307	752,376
Bonds payable	1,714,374	1,747,178
Other liabilities	949,949	1,299,637
Total Liabilities	12,852,152	13,498,115

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170; 17,213,170 shares issued and outstanding respectively	344,264	344,264
Additional paid-in capital	7,608,534	7,608,519
Accumulated other comprehensive income (loss)	(13,975)	10,622
Accumulated surplus	6,430,109	5,412,928
Treasury stock, at cost; 425,628; 383,879 shares respectively	(294,790)	(252,971)
Total Shareholders' Equity	14,074,142	13,123,362
Total Liabilities and Shareholders' Equity	$26,926,294	$26,621,477

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three Months Ended June 30		Six Months Ended June 30
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Income:
Premium income	$11,032,159	$11,239,144	$22,348,846	$22,137,635
Vision insurance income	332,830	244,042	724,854	475,203
Net investment income	321,674	245,295	594,038	494,501
Marketing fees	33,726	33,459	67,687	62,474
Realized gains on debt retirement	2,430	7,368	10,933	59,065
Realized gains	2,833	0	20,615	73

Total Income	11,725,652	11,769,308	23,766,973	23,228,951

Expenses:
Liability for future policy benefits expense	(58,487)	55,123	(118,298)	203,161
Policy benefits and other insurance costs	8,532,378	8,503,755	17,441,827	16,790,641
Amortization of deferred policy acquisition costs	3,996	8,541	7,775	16,592
Operating expenses	2,251,367	2,192,476	4,379,204	4,122,480
Taxes, other than income, fees and assessments	390,284	401,414	811,184	792,664

Total Expenses	11,119,538	11,161,309	22,521,692	21,925,538

Income from Operations before Income Taxes	606,114	607,999	1,245,281	1,303,413

Provision for income taxes	108,035	169,675	228,100	290,127

Net Income	$498,079	$438,324	$1,017,181	$1,013,286

Net income per common share (basic and diluted)	$0.03	$0.02	$0.06	$0.06

Weighted average number of fully paid common shares	16,795,299	17,355,359	16,821,440	18,080,397

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding loss arising during period (net of tax)	$(4,269)	$9,605	$(12,794)	$(43,438)
Reclassification adjustment for loss included in net income	(6,869)	(3,565)	(11,802)	(60)

Other Comprehensive Income (loss)	(11,138)	6,040	(24,596)	(43,498)

Comprehensive Income	$486,941	$444,364	$992,585	$969,788
(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
Cash flows from operating activities:	2006 (Unaudited)	2005 (Unaudited)
Net income	$1,017,181	$1,013,286
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(14,892)	(73)
Realized gain on furniture and fixtures	(5,723)	-
Realized gain on debt retirement	(10,935)	(59,065)
Decrease in deferred tax asset	-	51,000
Depreciation	158,471	117,864
Amortization of deferred acquisition costs, and intangibles	10,682	19,499
Accretion of bond discount	(3,445)	2,032
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(31,269)	14,433
Decrease in premiums due and unpaid	58,454	35,630
Increase (decrease) in liability for future policy benefits	(118,298)	203,161
Increase (decrease) in policy claims payable	(227,850)	236,566
Decrease in annuity deposits and deferred profits	(30,243)	(14,741)
Decrease in premium deposit funds	(2,103)	(1,878)
Increase (decrease) in advanced and unallocated premium	170,281	(76,396)
Increase in commissions payable	44,116	51,364
Other, decrease	(144,113)	(430,498)
Net Cash Provided By Operating Activities	870,314	1,162,184

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	11,532	-
Proceeds from maturity or redemption - Held to Maturity Investments	2,569,357	2,600,455
Proceeds from sale of equity securities	96,504	-
Purchase of furniture and equipment	(400,170)	(35,869)
Purchase of fixed maturity securities - Held to Maturity Investments	(1,132,412)	(2,899,375)
Purchase of equity securities	(111,654)	-
Other investments - line of credit received	17,613	-
Net Cash Provided By (Used In) Investing Activities	1,050,770	(334,789)

Cash flows from financing activities:
Net (payments) receipts on supplementary contracts	(14,306)	(15,026)
Purchase of treasury stock	(42,489)	(2,364,629)
Bonds payable purchased	(21,869)	(93,904)
Exercised stock options	600	6,382
Net Cash Used In Financing Activities	(78,064)	(2,467,177)

Net Increase (Decrease) In Cash and Cash Equivalents	1,843,020	(1,639,782)
Cash And Cash Equivalents, Beginning Of Period	946,272	3,809,913
Cash And Cash Equivalents, End Of Period	$2,789,292	$2,170,131

(See accompanying notes and Independent Accountant’s Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2006 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the period ended June 30, 2006. All such adjustments are of a normal and recurring nature.

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

Note 2.
During the second quarter, the Company filed Schedule TO under 14(d) of the Securities Exchange Act of 1934 relating to the offer by the Company to purchase up to 2,000,000 shares of its common stock at a price of $1.00 per share. The Offer will expire on September 8, 2006.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30, 2006 and 2005 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2006, we had liquid assets of $2,789,292 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first six months of 2006, BNLAC collected $22,619,069 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $594,038. Other sources of cash flow in the first six months of 2006 were overwrite commissions of $724,854 on vision products and marketing fees from EPSI Benefits Inc. of $67,687. The Company paid $14,302,929 of policy benefits in the first six months of 2006.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,525,828 consist of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.

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

Other long-term investments also include an operating line of credit agreement in the amount of $168,421. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 8.0%.

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

Our insurance operations are conducted through BNLAC. At June 30, 2006, BNLAC had statutory capital and surplus of $12,930,006. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income the second quarter of 2006 was $11,032,159 compared to $11,239,144 for the same period in 2005. The decrease for the quarter was primarily due to BNLAC and Southeast Managers, INC. (“SEMI”) terminating an agreement, effective January 31, 2006, which had allowed SEMI to market a dental product of BNLAC’s in Tennessee. Under the terminated agreement the Company received 5.0% of premium revenue with no exposure to underwriting losses. As part of the termination agreement the Company transferred this block of business to another company associated with SEMI. The Company’s gross premium income on this block of business was approximately $1,100,000 a year. Premium income for the first half of 2006 was $22,348,846 compared to $22,137,635 for the same period in 2005. The increase was primarily due to an increase in group dental premiums of approximately $600,000 that more than offset the decrease from SEMI.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses. Vision insurance income for the second quarter of 2006 was $332,830 compared to $244,042 in the first quarter of 2005. In the first half of 2006 vision income was $724,854 compared to $475,203 for the same period in 2005. The vision income increased by 53% in 2006, primarily due to increased sales of the voluntary plans.

Net investment income was $321,764 for the second quarter of 2006 compared to $245,295 for the second quarter of 2005. Net investment income for the first half of 2006 was $594,038 compared to $494,501 for the same period in 2005. The increase for the quarter and first half were due to an increase in invested assets, delinquent interest received on bonds and an increase in investment yield in 2006 compared to 2005.

The Company received $33,726 of marketing fees from EPSI Benefits Inc. in the second quarter of 2006 compared to $33,459 for the same period last year. For the first half of 2006 marketing fees were $67,687 compared to $62,474 for the same period of 2005.  The decrease in marketing fees in 2005 was due to reduced operating results at EPSI Benefits.

Realized gains on debt retirement were $2,430 for the second quarter of 2006 compared to a gain of $7,368 for the same period in 2005. For the first half of 2006 realized gains were $10,933 compared to $59,065 for the same period in 2005. The realized gains are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value. The Company purchased fewer debentures in 2006 which resulted in less realized gain in debt extinguishments.

Realized gains were $2,833 for the second quarter of 2006 and $20,615 for the first half of 2006 compared to a gain of $73 for the first half of 2005. The realized gains in 2006 resulted primarily from the maturity of bonds, sale of common stock and sale of fixed assets.

For the second quarter of 2006, liability for future policy benefits expense was ($58,487) compared to $55,123 for the same period in 2005. For the six-month period ended June 30, 2006, liability for future policy benefits expense was ($118,298) compared to $203,161 for the same period in 2005. The decrease in future policy benefits in 2006 was primarily due to the decrease in future policy benefits liability as a result of the terminated agreement between the Company and Southeast Managers, Inc. (“SEMI”). This agreement allowed SEMI to market a dental product of BNLAC in Tennessee. As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced. The decrease in expense was also due to a reduction in additional contract reserves on individual dental business due to a decrease in individual dental business.

Policy benefits and other insurance costs were $8,532,378 in the second quarter of 2006 compared to $8,503,755 for the same period in 2005. In the first six months of 2006 policy benefits and other insurance costs were $17,441,827 compared to $16,790,641 for the same period in 2005. The increase for the quarter and first half of 2006 was primarily due to an increase in policy benefits and commissions on group dental insurance. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.96% for the first half of 2006 compared to 64.14% for the first half of 2005.

Amortization of deferred policy acquisition costs was $3,996 and $8,541 for the second quarter and $7,775 and $16,592 for the first half of 2006 and 2005, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2006 operating expenses were $2,251,367 compared to $2,192,476 for the same period in 2005. Operating expenses were $4,379,204 in the first six months of 2006 compared to $4,122,480 for the same period in 2005. The increase for the first six-month period is primarily due to payroll expense, office lease expense, office supplies and employee benefits. These expense items increased in 2006 primarily due to an increase in the number of group policies in force and some overlap in office lease expense as a result of moving the Austin office.

Taxes, other than on income, fees and assessments, were $390,284 for the second quarter of 2006 compared to $401,414 for the second quarter of 2005. Taxes, other than on income, fees and assessments, were $811,184 for the first half of 2006 compared to $792,664 for the same period in 2005. The decrease for the second quarter of 2006 is primarily due to the decrease in premium income and the increase for the first half of 2006 is due to an increase in premium income for the six month period.

The provision for income taxes in the second quarter of 2006 includes $134,035 current tax expense and $26,000 deferred tax credit compared to $102,675 current tax expense and $67,000 deferred tax expense in the second quarter of 2005. The provision for income taxes in the first half of 2006 was $238,100 current tax expense and $10,000 deferred tax credit compared to $239,127 current expense and $51,000 deferred tax expense for the same period in 2005. Deferred tax expense or credit is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the second quarter of 2006 was $606,114 compared to $607,999 for the same period in 2005. For the first half of 2006 income from operations before income taxes was $1,245,281 compared to $1,303,413 for the same period in 2005. The decrease in the second quarter was primarily due to the decrease in premium income. The decrease for the first half of 2006 was primarily due to the increase in the claims ratio, which resulted in an increase in policy benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2006 and December 31, 2005. We held various financial instruments at June 30, 2006 and 2005, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2006 and December 31, 2005 was $18,040,584 and $18,935,460, respectively.

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

Equity Security Price Risk - Equity securities at June 30, 2006 totaled $379,315, or 1.6% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
The Company was not a part of any new legal proceedings during the second quarter of 2006.

Item 2. Changes in Securities.

On May 22, 2006, the Company filed a Schedule TO for the purchase of up to 2,000,000 shares of its issued and outstanding common stock, no par value, at a purchase price of $1.00 per share in cash (“Issuer Tender Offer”), which expires on September 8, 2006.

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s annual meeting of Shareholders was held on May 23, 2006 in Des Moines, Iowa. At the annual meeting the following individuals were elected to the Company’s Board of Directors: 12,688,926 voted in favor of Alexander, Barclay, Cernan, and Mullins; 12,687,726 shares voted in favor of Ledbetter, Miller, McCormick, Schoelerman, and Sweet; 12,679,855 shares voted in favor of Ahart; 12,678,873 shares voted in favor of Byrd; 12,681,876 shares voted in favor of Tobey; 12,681,375 shares voted in favor Shamas; 12,674,193 shares voted in favor of Fry; 12,688,425 shares voted in favor of Greig; and 12,680,724 share voted in favor of Rigler; 39,433 shares were withheld from all nominees.

The shareholders also ratified the adoption of Smith, Carney & Co., pc as the Corporation’s independent auditors for the fiscal year 2006. 12,657,452 shares had voted in favor of the resolution; 118,952 shares had voted against the resolution; and 53,435 shares voted as abstaining.

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

BNL FINANCIAL CORPORATION
(Registrant)
/s/ Wayne E. Ahart
Date: August 14, 2006	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: August 14, 2006	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)