Form 10-Q/A
period 2006-03-31
BNL FINANCIAL CORP
filed 2006-08-21
CIK 757641

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

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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