Form 10-Q
period 2006-09-30
BNL FINANCIAL CORP
filed 2006-11-14
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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
Yes __X__ No____

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [ ] Accelerated filer [ ] Non-Accelerated filer [X]

As of September 30, 2006, the Registrant had 15,767,462 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2006 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine month periods ended September 30, 2006 and 2005 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

 /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma         SMITH, CARNEY & CO., p.c.
November 14, 2006

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	September 30	December 31,
	2006 (Unaudited)	2005 (Audited)
Cash and cash equivalents	$ 1,748,290	$ 946,272
Investment in fixed maturities, at fair value Available for Sale (amortized cost $589,816, $589,816, respectively)	604,376	600,756
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $18,367,629; $18,334,704, respectively)	18,716,385	18,717,461
Other long-term investments	1,517,054	1,543,441
Investment in equity securities (cost $467,323; $356,056, respectively)	502,429	357,792
Total Investments, Including Cash and Cash Equivalents	23,088,534	22,165,722

Accrued investment income	228,566	185,286
Funds receivable on matured fixed security	-	807,500
Furniture and equipment, net	1,390,110	1,368,975
Deferred policy acquisition costs	342,121	389,110
Policy loans	155,979	126,303
Receivable from reinsurer	48,385	48,385
Premiums due and unpaid	1,012,584	1,027,683
Income tax assets	16,000	37,000
Intangible assets	142,178	146,540
Other assets	155,526	318,973
Total Assets	$26,579,983	$26,621,477

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,445,094	$2,591,479
Policy claims payable	2,362,413	2,558,565
Annuity deposits	2,699,328	2,835,552
Deferred annuity profits	320,385	339,429
Premium deposit funds	29,293	31,807
Supplementary contracts without life contingencies	19,977	36,981
Advanced and unallocated premium	915,441	803,290
Commissions payable	472,703	501,821
Accrued taxes and expenses	840,117	752,376
Bonds payable	1,702,629	1,747,178
Other liabilities	900,590	1,299,637
Total Liabilities	12,707,970	13,498,115

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170; 17,213,170 shares issued and outstanding respectively	344,264	344,264
Additional paid-in capital	7,582,718	7,608,519
Accumulated other comprehensive income (loss)	41,341	10,622
Accumulated surplus	7,300,948	5,412,928
Treasury stock, at cost; 1,445,708; 383,879 shares respectively	(1,397,258)	(252,971)
Total Shareholders' Equity	13,872,013	13,123,362
Total Liabilities and Shareholders' Equity	$26,579,983	$26,621,477

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three Months Ended September 30		Nine Months Ended September 30
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Income:
Premium income	$11,081,025	$11,139,338	$33,429,870	$33,276,973
Vision insurance income	445,745	263,591	1,170,599	738,794
Net investment income	312,502	241,661	906,540	736,162
Marketing fees	39,027	23,205	106,713	85,679
Realized gains on debt retirement	3,915	23,463	14,850	82,527
Realized gains (losses)	(261)	30,153	20,354	30,226

Total Income	11,881,953	11,721,411	35,648,926	34,950,361

Expenses:
Liability for future policy benefits expense	(28,088)	114,190	(146,386)	317,351
Policy benefits and other insurance costs	8,371,819	8,562,480	25,813,646	25,353,121
Amortization of deferred policy acquisition costs	6,911	9,995	14,685	26,587
Operating expenses	2,138,236	2,102,555	6,517,439	6,225,034
Taxes, other than income, fees and assessments	326,446	355,373	1,137,631	1,148,037

Total Expenses	10,815,324	11,144,593	33,337,015	33,070,130

Income from Operations before Income Taxes	1,066,629	576,818	2,311,911	1,880,231

Provision for income taxes	195,791	86,136	423,891	376,263

Net Income	$870,838	$490,682	$1,888,020	$1,503,968

Net income per common share (basic and diluted)	$0.05	$0.03	$0.11	$0.09

Weighted average number of fully paid common shares	16,532,522	16,784,080	16,701,162	17,693,416

Other comprehensive income gain (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$57,079	$(3,607)$	44,284	$(47,045)
Reclassification adjustment for loss included in net income	(1,762)	(25,027)	(13,564)	(25,087)

Other Comprehensive Income (loss)	55,317	(28,634)	30,720	(72,132)

Comprehensive Income	$926,155	$462,048	$1,918,740	$1,431,836

(See accompanying notes and Independent Accountants’ Report)

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,

Cash flows from operating activities:	2006 (Unaudited)	2005 (Unaudited)

Net income	$1,888,020	$1,503,968
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(14,721)	(30,226)
Realized gain on furniture and fixtures	(5,633)	-
Realized gain on debt retirement	(14,850)	(82,527)
Decrease in deferred tax asset	15,000	60,000
Depreciation	244,285	209,286
Amortization of deferred acquisition costs, and intangibles	19,047	30,948
Accretion of bond discount	(3,098)	2,776
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(43,280)	732
(Increase) decrease in premiums due and unpaid	15,099	(113,709)
Increase (decrease) in liability for future policy benefits	(146,386)	317,351
Increase (decrease) in policy claims payable	(196,152)	298,396
Decrease in annuity deposits and deferred profits	(155,268)	(53,666)
Decrease in premium deposit funds	(2,514)	(2,428)
Increase in advanced and unallocated premium	112,151	149,654
Increase (decrease ) in commissions payable	(29,118)	11,114
Other, increase (decrease)	95,072	(425,395)
Net Cash Provided By Operating Activities	1,777,654	1,876,274

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	5,640	-
Proceeds from maturity or redemption - Held to Maturity Investments	2,654,553	2,665,824
Proceeds from sale of equity securities	96,504	262,982
Purchase of furniture and equipment	(468,426)	(443,100)
Purchase of fixed maturity securities - Held to Maturity Investments	(1,873,302)	(2,899,375)
Purchase of equity securities	(200,202)	-
Other investments - line of credit received	26,387	-
Net Cash Provided By (Used In) Investing Activities	241,154	(413,669)

Cash flows from financing activities:
Net payments on supplementary contracts	(17,004)	(7,570)
Purchase of treasury stock	(1,234,786)	(2,475,837)
Treasury shares sold	64,550	125,725
Bonds payable purchased	(29,700)	(123,228)
Exercised stock options	150	1,789
Net Cash Used In Financing Activities	(1,216,790)	(2,479,121)

Net Increase (Decrease) In Cash and Cash Equivalents	802,018	(1,016,516)
Cash And Cash Equivalents, Beginning Of Period	946,272	3,809,913
Cash And Cash Equivalents, End Of Period	$1,748,290	$2,793,397

(See accompanying notes and Independent Accountant’s Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.
The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2006 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the period ended September 30, 2006. All such adjustments are of a normal and recurring nature.

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

Note 2.
Beginning June 8, 2006, the Company made an issuer tender offer pursuant to filings with the SEC for up to 2,000,000 shares of its outstanding common stock at a price of $1.00 per share. During the third quarter the Company purchased 1,192,729 shares of its common stock at a price of $1.00 per share. The offer to purchase the Company stock ended September 8, 2006.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the nine months ended September 30, 2006 and 2005 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2006, we had liquid assets of $1,748,290 in cash, money market savings accounts, U.S. Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first nine months of 2006, BNLAC collected $33,608,112 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $906,540. Other sources of cash flow in the first nine months of 2006 were overwrite commissions of $1,170,599 on vision products and marketing fees from EPSI Benefits Inc. of $106,713. The Company paid $21,316,400 of policy benefits in the first nine months of 2006.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,517,054 consist of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.

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

Other long-term investments also include an operating line of credit agreement in the amount of $159,647. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 8.0%.

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

Our insurance operations are conducted through BNLAC. At September 30, 2006, BNLAC had statutory capital and surplus of $12,532,786. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2006 was $11,081,025 compared to $11,139,338 for the same period in 2005. The decrease for the quarter was primarily due to BNLAC and Southeast Managers, INC. (“SEMI”) terminating an agreement, effective January 31, 2006, which had allowed SEMI to market a dental product of BNLAC’s in Tennessee. Under the terminated agreement the Company received 5.0% of premium revenue with no exposure to underwriting losses. As part of the termination agreement the Company transferred this block of business to another company associated with SEMI. The Company’s gross premium income on this block of business was approximately $1,100,000 a year. Premium income for the first three quarters of 2006 was $33,429,870 compared to $33,276,973 for the same period in 2005. The increase was primarily due to an increase in group dental premiums of approximately $900,000 that more than offset the decrease from SEMI.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses. Vision insurance income for the third quarter of 2006 was $445,745 compared to $263,591 in the third quarter of 2005. In the first three quarters of 2006 vision income was $1,170,599 compared to $738,794 for the same period in 2005. The vision income increased by 58% in 2006 primarily due to increased sales of the voluntary plans.

Net investment income was $312,502 for the third quarter of 2006 compared to $241,661 for the third quarter of 2005. Net investment income for the first three quarters of 2006 was $906,540 compared to $736,162 for the same period in 2005. The increase for the quarter and first three quarters were due to an increase in invested assets, delinquent interest received on bonds and an increase in investment yield in 2006 compared to 2005.

The Company received $39,027 of marketing fees from EPSI Benefits Inc. in the third quarter of 2006 compared to $23,205 for the same period last year. For the first three quarters of 2006 marketing fees were $106,713 compared to $85,679 for the same period of 2005.  The reduction in marketing fees in 2005 was due to reduced operating results at EPSI Benefits.

Realized gains (losses) on debt retirement were $3,915 for the third quarter of 2006 compared to a gain of $23,463 for the same period in 2005. For the first three quarters of 2006 realized gains were $14,850 compared to $82,527 for the same period in 2005. The realized gains are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value. The Company purchased fewer debentures in 2006 which resulted in less realized gain in debt extinguishments.

Realized losses were ($261) for the third quarter of 2006 and a gain of $20,354 for the first three quarters of 2006 compared to a gain of $30,226 for the first three quarters of 2005. The realized gains in 2006 resulted primarily from the maturity of bonds, sale of common stock and sale of fixed assets.

For the third quarter of 2006, liability for future policy benefits expense was ($28,088) compared to $114,190 for the same period in 2005. For the nine-month period ended September 30, 2006, liability for future policy benefits expense was ($146,386) compared to $317,351 for the same period in 2005. The decrease in future policy benefits in 2006 was primarily due to the decrease in future policy benefits liability as a result of the terminated agreement between the Company and Southeast Managers, Inc. (“SEMI”). This agreement allowed SEMI to market a dental product of BNLAC in Tennessee. As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced. The decrease in expense was also due to a reduction in additional contract reserves on individual dental business due to a decrease in individual dental business.

Policy benefits and other insurance costs were $8,371,819 in the third quarter of 2006 compared to $8,562,480 for the same period in 2005. In the first nine months of 2006 policy benefits and other insurance costs were $25,813,646 compared to $25,353,121 for the same period in 2005. The decrease for the quarter was primarily due to a reduction in commission expense due to a decrease in collected premium (premium income less accruals) for the quarter. The increase for the first three quarters of 2006 was primarily due to an increase in policy benefits and commissions on group dental insurance. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.18% for the first three quarters of 2006 compared to 64.61% for the first three quarters of 2005.

Amortization of deferred policy acquisition costs was $6,911 and $9,995 for the third quarter and $14,685 and $26,587 for the first three quarters of 2006 and 2005, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2006 operating expenses were $2,138,236 compared to $2,102,555 for the same period in 2005. Operating expenses were $6,517,439 in the first nine months of 2006 compared to $6,225,034 for the same period in 2005. The increase for the first nine-month period is primarily due to payroll expense, executive incentive bonuses, printing costs and office supplies. These expense items increased in 2006 primarily due to an increase in the number of group policies in force and the increase in pretax profits

Taxes, other than on income, fees and assessments, were $326,446 for the third quarter of 2006 compared to $355,373 for the third quarter of 2005. Taxes, other than on income, fees and assessments, were $1,137,631 for the first three quarters of 2006 compared to $1,148,037 for the same period in 2005. The decrease for the third quarter of 2006 is primarily due to the decrease in premium income and the decrease for the first three quarters of 2006 is due to an over accrual in 2005 for state taxes.

The provision for income taxes in the third quarter of 2006 includes $172,400 current tax expense and $23,391 deferred tax expense compared to $83,000 current tax expense and $3,136 deferred tax expense in the third quarter of 2005. The provision for income taxes in the first three quarters of 2006 was $410,500 current tax expense and $13,391 deferred tax expense compared to $305,000 current expense and $71,263 deferred tax expense for the same period in 2005. Deferred tax expense or credit is based on the estimated change in book versus tax assets and liabilities. The provision for income taxes increased due to the increase in pretax income for the quarter and year to date.

Income from operations before income taxes for the third quarter of 2006 was $870,838 compared to $490,682 for the same period in 2005. For the first three quarters of 2006 income from operations before income taxes was $1,888,020 compared to $1,503,968 for the same period in 2005. The increase in the third quarter and the first three quarters of 2006 was primarily due to the increase in vision insurance income and investment income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2006 and December 31, 2005. We held various financial instruments at September 30, 2006 and 2005, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2006 and December 31, 2005 was $18,972,005 and $18,935,460, respectively.

Based on testing at December 31, 2005, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $605,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2006 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2006 totaled $502,429, or 2.2% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the third quarter of 2006.

Item 1A. Risk Factors

There has been no material changes in the risk factors that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company does not have Senior Securities.  During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

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

BNL FINANCIAL CORPORATION
(Registrant)
/s/ Wayne E. Ahart
Date: November 14, 2006	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)
/Barry N. Shamas
Date: November 14, 2006	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)