Form 10-K
period 2006-12-31
BNL FINANCIAL CORP
filed 2007-03-30
CIK 757641

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]
The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2006 cannot be determined due to the limited trading in the Company’s stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2006, the Registrant had outstanding 15,710,900 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,939,400 shares owned by affiliates of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 22, 2007 have been incorporated by reference into Part III of this Form 10-K

PART 1

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

BNL Financial Corporation	<-------------------->	Consumer's Protective Association (Inactive Association)
|
Brokers National Life Assurance Company
|
BNL Brokerage Corporation

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2006 marketed life and accident and health insurance. In 1987 BNLAC began selling insurance in Iowa, and in 1992, BNLAC expanded its sales to other states through the acquisition of Statesman Life Insurance Company. The Company has no foreign operations.

In 2006, BNLAC was granted a certificate of authority in California and Wisconsin and in the first quarter of 2007 the Company received a certificate of authority in Virginia and North Carolina. This makes 40 states the Company is able to offer life and accident and health insurance on an individual and group basis.

The Company conducts business in the “life, accident and health insurers” industry segment. Most of BNLAC’s premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. BNLAC also markets group and individual vision insurance products that are underwritten by other insurance companies, on which BNLAC does not have any exposure to underwriting (claims) losses. Financial information relating thereto is contained in the Selected Financial Data below and the Financial Statements included as Exhibits to this Report.

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

Statistics by line of business are as follows (gross before reinsurance):

	2006	2005
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance	$ 263,000	$ 301,000
Individual Annuities(1)	83,000	100,000
Group Dental Insurance	43,084,000	41,465,000
Miscellaneous A&H insurance	2,219,000	2,351,000

Total	$45,649,000	$44,217,000

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance	$ 303,000	$ 295,000
Individual Annuities(1)	73,000	84,000
Group Dental Insurance	42,132,000	41,629,000
Miscellaneous A&H insurance	2,242,000	2,370,000

Total	$44,750,000	$44,378,000
III. Face Value of Insurance:
Ordinary Life Insurance	$43,645,000	$39,992,000
Accidental Death Insurance	79,643,000	79,643,000

Total	$157,064,000	$119,634,000
(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:
State	Life Premiums	Annuity	Accident and Health	Total
Georgia	$ 22,000	$-	$3,957,000	$3,979,000
Louisiana	20,000	-	3,505,000	3,525,000
Oregon	1,000	-	2,996,000	2,997,000
Minnesota	8,000	-	2,755,000	2,763,000
Michigan	10,000	-	2,618,000	2,628,000
Indiana	11,000	-	2,591,000	2,602,000
Arkansas	26,000	-	2,561,000	2,587,000
Mississippi	1,000	-	2,225,000	2,226,000
Idaho	1,000	-	2,222,000	2,223,000
All Other States	203,000	73,000	18,944,000	19,220,000
Total	$303,000	$ 73,000	$44,374,000	$44,750,000

The following chart shows group and individual dental insurance premiums collected for each of the past five years ended December 31.

	Group Dental	Individual
	Gross	Dental Gross
	Premiums	Premiums
	Collected	Collected
2006	$42,132,000	$1,988,000
2005	41,629,000	2,033,000
2004	40,681,000	1,594,104
2003	38,813,000	872,000
2002	39,734,000	326,000

The following chart shows group dental insurance claims paid and incurred claims ratios for each of the five years ended December 31. The incurred claims loss ratio represents the ratio of incurred claims to premiums earned.
		Incurred
	Gross	Claims
Group Dental Insurance	Claims Paid	Ratio
2006	$27,127,000	64.1%
2005	26,046,000	63.1%
2004	25,044,000	62.3%
2003	24,279,000	62.7%
2002	25,772,000	64.9%

Agents' Commissions
On December 31, 2006, BNLAC had 4,728 general agents and brokers that market its policies in 38 states compared to 4,927 agents and brokers on December 31, 2005

On all of its products BNLAC believes it pays competitive commissions to agents. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

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

In 2005, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Generali USA Life Reassurance Company (“Generali”), formerly Business Men’s Assurance Company. Generali was rated “A” (Excellent) by AM Best Company for 2005. Effective July 1, 2005, administration was taken over by Optimum Re on the Bulk ADB insurance. Optimum Re was rated “A-“(Excellent) by AM Best Company for 2005. In 2006, Optimum Re agreed to reinsure this block under the same terms as Generali.

In 2005, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Generali under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000. Effective July 1, 2005, administration was taken over by Optimum Re on the individual life insurance products. Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2005. In 2006 the Company reached an agreement with Optimum Re to reinsure this block under the same terms as Generali.

BNLAC entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its group life and accidental death and dismemberment plans effective January 1, 2005 whereby Hartford accepts 90% of the risk up to a maximum of $100,000 per life. This reinsurance replaced Hannover Life Reassurance Company of America. Hartford was rated “A+” (Excellent) by AM Best Company for 2005.

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Assurant Health, Milwaukee, Wisconsin, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri). The reinsurer is liable for 75% of the risk on each policy. Assurant Health was rated “A” (Excellent) by AM Best Company for 2005.

Group and individual dental is not reinsured due to the economics of the dental business and the small annual maximum liability per policy.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

	Gross			Net
	Insurance	Reinsurance	Reinsurance	Insurance
	In Force	Ceded	Assumed	In Force
Life Insurance
2006	$43,645,000	$15,333,000	$ 0	$28,312,000
2005	39,992,000	14,531,000	0	25,461,000
2004	37,207,000	11,752,000	0	25,455,000
2003	37,832,000	12,782,000	0	25,050,000
2002	37,045,000	11,443,000	0	25,602,000

Accidental Death Insurance
2006	$112,085,000	$100,877,000	$ 0	$11,208,000
2005	79,643,000	71,834,000	0	7,809,000
2004	65,629,000	59,238,500	0	6,391,000
2003	52,095,000	46,885,000	0	5,209,500
2002	44,000,000	39,600,000	0	4,400,000

Investments
BNLAC invests its available funds in a certificate of deposit, US Treasury Bills, US Government and Agency bonds and corporate bonds and common stocks. The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's statutory net investment income and ratio of net return on mean invested assets were as follows:

Year	BNLAC Statutory Net Investment Income	Net Return on Mean Invested Assets
2006	$1,005,774	4.6%
2005	853,563	4.0%
2004	879,351	4.4%
2003	854,548	4.2%
2002	1,041,679	5.6%

For information concerning realized and unrealized gains and losses on securities see Note 4 of the Notes to Consolidated Financial Statements on page F-11 and the table on page 17.

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC. The “Company Action Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred. The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company’s total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered. At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 75% but greater than or equal to 50% of its RBC. At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control. Calculations using the NAIC formula at December 31, 2006 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 912% and, therefore, significantly above the Company Action Level.

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

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others. These groups range in size from three to approximately 1,150 persons. BNLAC also sells its products to individuals. BNLAC is a small insurance company which has no identifiable market share. BNLAC is not ranked according to its size or volume of sales.

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

Personnel
At December 31, 2006 BNLAC had four executive officers and 61 full-time administrative personnel. BNLAC’s administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters. The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent. The Company currently has no employees which are represented by a labor union. BNLAC uses a third party administrator to process dental claims.

ITEM 1A. Risk Factors

The Company is not aware of any risk factors which may relate to speculative or risky circumstances to the Company’s outstanding common stock.

To the extent which any matters presented in Item 1, Business, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, or Item 7A, Quantitive and Qualitative Disclosures About Market Risk may be applicable, they are incorporated herein by reference.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Neither the Company, nor any of its subsidiaries own any real estate.

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent is $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease. Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005. Leasehold improvements are being amortized over the lease term. The $117,000 initial rent holiday and $203,000 of landlord funded leasehold improvements will be amortized over the lease term and reduce lease expense. Deferred rent credits are included in other liabilities and were approximately $380,000 and $320,000 for 2006 and 2005, respectively.

During the first half of 1998 the Company leased 12,150 square feet of office space in Austin, Texas, under a seven year, triple net lease. In July 2002 the Company expanded its offices in an adjacent building and increased the space it leases by 1,596 square feet. The annual base rent for the 12,150 square feet was $137,578 a year and the cost for the additional space is $19,152 per year. Effective January 1, 2004, the Company leased an additional 798 square feet in the adjacent building at a rate of $9,576 per year. The lease rate remained in affect until the term of the lease expired. The Company terminated lease payments at the end of February 2006.

BNLF leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $18,120 per year. BNLAC incurs 100% of the rental expense.

BNLAC leases 288 square feet of office space in Des Moines, IA at a rental of $7,476 per year. The rent includes the services of a secretary that is shared with other tenants of the building.

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class. The balance of Bonds Payable was $1,639,984 and $1,747,178 at December 31, 2006 and 2005, respectively. The bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL. The estimated annual impact to earnings per share was approximately $.013 per share. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds are fully callable and redeemable at par at any time by BNL.

In 2006 and 2005, the Company made cash offers to bond holders for the purchase of bonds. Bond purchases resulted in a reduction of Bonds Payable of $107,194, and $259,757 in 2006 and 2005; respectively. Gains from early extinguishments of the debt were $35,732, $102,067 and $495,462 in 2006, 2005 and 2004; respectively.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote during the fourth quarter of 2006.

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

During the second quarter of 2005, the Company retired 3,767,590 treasury shares

Beginning on June 8, 2006, the Company made an issuer tender offer (with a Form TO filing with the Securities and Exchange Commission) at a purchase price of $1.00 per share ("2006 Issuer Tender Offer"). The 2006 Issuer Tender Offer terminated on September 8, 2006, and as a result the Company purchased 1,192,729 shares of its Common Stock for a total amount of $1,192,729. The Company purchased an additional 55,562 shares at the request of shareholders at $1.00 per share in 2006.

The stock is not traded on any established trading market.

Purchases of Common Stock During Last Quarter

The following table sets forth the shares of the Company’s outstanding Common Stock which the Company purchased during each of the three months within the fourth quarter of fiscal year ending December 31, 2006:

Period	(a) Total number of shares purchased Note 1	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1 (October 1-31)	4,668	$1.00	NA	NA
Month #2 (November 1-30)	-	-	NA	NA
Month #3 (December 1-31)	52,762	$1.00	NA	NA
Total	56,762	$1.00	NA	NA

Note 1 to the above table: During the fourth quarter of 2006, the Company did not have any publicly announced plan or program to repurchase its outstanding Common Stock. From time to time, some shareholders of the Company request the Company to purchase their stock and the Company does, from time to time, make such repurchases but only does so in its sole and absolute discretion and the Company is under no obligation to make any such repurchases in the future.

Holders
As of December 31, 2006 there were 2,206 record holders of the Company's common stock.

Dividends
The Company has not declared any dividends on its common stock to date and has no present plans to pay any dividends in the foreseeable future. The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion. In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

Equity Compensation Plan Information
In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents’ Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares were authorized by the Board of Directors. The option period may not exceed a term of five years and the duration of the plan was ten years, expiring December 14, 2004. A four-member committee of Directors administers the plan. During 2003 and 2004, the Company granted 129,575 and 131,925 stock options, respectively, with an exercise price of $.75 per share for those granted in 2003 and $1.00 per share for those granted in 2004. There were 245,575 stock options outstanding at December 31, 2006. The number of options expiring or forfeited were 148,205 and 103,725 in 2006 and 2005, respectively. There were 1,000 options exercised in 2006 and 17,450 options exercised in 2005. The fair value of options granted was estimated at $4,000 and 2004. These values were computed using a binomial method as prescribed in SFAS No. 123(R) and certain assumptions include a risk free interest rate of 5.0%, expected life of 3.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is .61 years and the weighted average exercise price is $.88. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. The Company granted 60,300 options with an exercise price of $.75 in 2004 and 55,700 options with an exercise price of $.50 in 2003. No options were granted in 2006. The fair value of options granted is estimated at $11,000 in 2004 and $10,940 in 2003. This value was computed using a binomial method as prescribed in SFAS No. 123(R) and certain assumptions include a risk free interest rate of 5.0%, expected life of 10.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 6.4 years and weighted average exercise price is $.63. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The table below sets forth the Equity Compensation Plans as of December 31, 2006.

Plan Category	A Number of Securities to be issued upon exercise of outstanding options	B Weighted Average exercise price of outstanding options	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Approved by security holders

Brokers and Agents Plan	245,575	$.88	-

Not approved by security holders

Employee Plan	108,000	$.63	134,000

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6. Selected Financial Data

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2006 are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006 are included elsewhere in this Form 10-K.

	2006	2005	2004	2003	2002
Total Income......................................................	$ 47,646,337	$ 46,614,276	$ 44,906,665	$ 42,505,179	$ 42,367,834
Net Income ...............................................................	$ 2,564,243	$ 2,303,089	$ 2,652,503	$ 2,736,355	$ 2,500,727
Net Income Per Common Share....................................	$ .16	$ .13	$ .14	$ .14	$ .12
Total Assets................................................................	$ 27,009,634	$ 26,621,477	$ 26,058,520	$ 24,555,254	$ 22,133,342
Total Liabilities..................................................	$ 12,497,130	$ 13,498,115	$ 12,798,984	$ 13,204,072	$ 13,822,575
Average Shares Outstanding..............................	16,481,342	17,495,881	19,184,245	20,082,075	20,469,480

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated financial condition of the Company at December 31, 2006, 2005 and 2004 and the consolidated results of operations for the periods ended December 31, 2006, 2005 and 2004. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Management believes the Company's current critical accounting policies are comprised of the following:

Liabilities for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry. Management uses an independent actuary to formulate this estimate. Differences in the estimates and actual results may result in revised claims expense which is recognized in the period in which the difference is determined. See Note 1, 7 and 11 to our financial statements for the effect on the year 2006.

Claim Liability Methodology
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

The following is a summary description of the Company’s methodology for estimating its claim liabilities for its insurance policies. The Company and management believe that this discussion constitutes forward looking statements and, therefore, this discussion is given full safe-harbor.

It should be understood that there is no assurance that anything which the Company and its management have done in the past regarding its claim liability methodology will be done in the future. The Company and its management are afforded full and complete authority and judgment in determining and implementing its claim liability methodology which includes any and all changes which may be made from time to time.

The Company’s significant insurance product types are presently dental (group and individual), life (group and individual), and annuities.

In the life and accident and health insurance industry, the liabilities for claims and the related expensing of those liabilities are evaluated and recorded using estimates of claim liabilities. The Company estimates its claim liabilities using the general methodology described herein.

The liability for claims generally consists of the following: (1) due and unpaid claims, (2) claims in the course of settlement, and (3) claims incurred but unreported. The Company records the actual liability for all claims that are due but unpaid, Item (1). But, with regard to the last Items (2) and (3), the Company must make estimates. The estimates are based on actuarial principles. The Company’s independent consulting actuary works with Company financial personnel and management in determining the estimates and the independent consulting actuary annually gives the Company a certification as to the amounts of the liabilities.

The Company calculates and maintains claim liabilities for the estimated future payments on claims incurred before the statement date. These calculations are based on actuarial principles in accordance with industry standards and applicable GAAP requirements. Development of such liabilities is done with Company financial personnel and management working with the Company’s independent consulting actuary. These liabilities involve many considerations including but not limited to economic and social conditions, inflation, and healthcare costs. The claim liabilities developed include significant estimates and assumptions based on management’s review of historical experience in consultation with its independent actuary. The extent to which future payments match the claims liabilities is dependent on how well actual future experience matches the assumptions management makes regarding the future experience. The Company’s liabilities are estimates that require significant judgment and, therefore, are inherently uncertain.

It is common in the life and accident and health insurance industry for a consulting actuary to give either (A) a liability certification where the liabilities are expressed as a range of numbers for each relevant liability (the “Range Estimate”), or (B) a liability certification where the liabilities are expressed as a single number for each relevant liability (the “Single Point Estimate”).

Where the Range Estimate method is used, the management of an insurance company makes its own choice to record an amount within the range. The Company does not use the Range Estimate for any of its insurance products. Instead, for all of its insurance products, the Company uses the Single Point Estimate.

For the Company’s group and individual dental insurance, the Company’s financial personnel develop and make a Single Point Estimate for the claim liabilities which work results in the Company’s Single Point Estimate for the end of each fiscal quarter and year end. The Company’s independent consulting actuary develops and makes its separate Single Point Estimate for such liabilities. The Company’s financial personnel and independent consulting actuary compare their Single Point Estimates, reconcile any differences and agree on a Single Point Estimate for such liabilities. Annually, the Company’s independent consulting actuary gives a Single Point Estimate liability certification to the Company with the agreed amount and the Company uses such certified amount without change.

For the Company’s group and individual life and annuity insurance, the Company’s financial personnel make the Single Point Estimate for each such claim liability. Annually, the Company’s consulting actuary independently reviews the Single Point Estimates. If the independent consulting actuary agrees with the Single Point Estimates, he gives a certification to the Company.

The Company’s financial personnel have significant experience and knowledge in developing claim estimates for the Company’s insurance products. However, the Company’s financial personnel are not formally trained, certified or recognized as actuaries. The Company continually engages independent consulting actuaries. The Company makes extensive use of its independent consulting actuaries which includes the actuaries’ assistance in the development and creation of policy assumptions, the development and modification of reserve and claim liability methodologies and assumptions, estimations and calculations of reserves and claim liabilities, and the annual certification of the amount of the Company’s liabilities for its products.

While claim liabilities are estimated as an inherent part of the insurance industry, management of the Company believes that it follows standard industry practices in estimating claim liabilities.

The following discussions of claim liability methodology are separated by the Company’s product types as indicated by the section headings.

Dental Insurance - Group and Individual

For the Company’s group and individual dental insurance policies, the Company and its independent consulting actuary use a completion factor approach (sometimes referred to as the development method) which provides best estimates of the factors to determine claim liabilities.

In implementing the completion factor approach, a review of payment history develops the completion factors. These completion factors relate what percentage of an ultimate claim is paid based upon its duration from date of service. Such completion factors are monitored over time and have been relatively stable. The completion factors are used to estimate the liabilities for the months in which the claims are incurred where they are deemed to be credible.

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

Of all the assumptions made by the Company’s financial personnel and management and the Company’s independent consulting actuary, the loss ratio and the claims per insured per month for the most recent months are the most sensitive ones for liability estimation. If the loss ratios and claims per insured per month increase, claim liabilities will likely increase by some amount. If the loss ratios and claims per insured per month decrease, claim liabilities will likely decrease by some amount.

Management reviews trends in loss ratios and claims per insured per month in determining its estimate for the most recent months. Generally, while fluctuations do occur, the Company’s loss ratio and claims per insured per month are stable. In estimating claim liabilities (the policy claims payable on the Company’s balance sheet), the Company consistently uses the assumptions of loss ratio and claims per insured per month which are based on actual, historical data. See, the discussion in the section herein entitled “Trends in Completion Factors, Loss Ratio, and Claims Per Insured Per Month”.

As to the consistency of the Company’s estimation of its claim liabilities (the policy claims payable on the Company’s balance sheet), you may reference Notes 7 and 11 to the Company’s Financial Statements. Notes 7 and 11 present data indicating the actual claims paid in a subsequent fiscal year for a prior fiscal year; actual claims incurred in a subsequent year for a prior fiscal year; and the claim liabilities for the prior fiscal year. Notes 7 and 11 are limited to the most recent fiscal year being reported, December 31, 2006, and the previous fiscal years of 2005 and 2004.

Life Insurance - Group and Individual - and Annuities

The Company reinsures a substantial portion of its life insurance and the associated risks and liabilities. See Item 1, Business, Reinsurance; and Note 8, Reinsurance, to the Company’s financial statements.

The Company determines its life insurance claim liabilities by recording three items: (1) actual claims due and unpaid; (2) the claims received during the 30 day period following year end (this is done by taking an inventory of claims received during the thirty day period); and (3) estimating a liability amount for claims which have been incurred but not yet reported by the end of the thirty day period.

The Company’s annuity policies are simple deferred annuities. The Company does not explicitly establish a claim liability for its annuities since the liability is already held in the annuity deposit liability.

Trends in Completion Factors, Loss Ratio and Claims Per Insured Per Month

Claim liabilities for the Group Dental line are the most significant part of the Company’s claim liability. As stated above, the Company uses the completion factor method for calculating the liability. Two main assumptions are made in this approach. First, for months the claims are incurred where the completion factor is credible, the Company uses that completion factor to calculate the liability associated with that month the claim occurred. Second, for the most recent months before the Company’s financial statement date where it is determined that the completion factors are not fully credible, the Company reviews loss ratios and claims per insured per month to determine the liability for those months.

The discussion in this paragraph relates to the months where the completion factors are deemed to be fully credible which are typically the months prior to November and December. The completion factors have been relatively stable in the recent past. In the future, there could be changes in the trend of completion factors. The Company and its independent consulting actuary review the trends in the completion factors and when necessary make judgments as to the Single Point Estimate value for these items. Such estimates are based on observable trends and would also reflect any known major changes. Professional judgments are made based on the experience of the actuary and Company’s financial personnel and management. To observe the possible sensitivity of assuming 100% reliance on completion factors for claims incurred during the months for which completion factors are believed to be fully credible, if the associated claim liabilities for those months had increased by 5%, the year end December 31, 2006, claim liabilities would have been increased by approximately $22,000.

The discussion in this paragraph relates to the months where the completion factors are deemed to be not fully credible which are typically the months of November and December. The choice of the loss ratio assumption or claims per insured per month assumption for the most recent month of the claim was incurred may also have an impact on the liability estimate. These assumptions are monitored for trends. The Company and its consulting actuary monitor the loss ratio and claims per insured month and override the completion factor approach for the most recent months before the Company’s financial statement date where the completion factors are not fully credible, i.e. November and December. To observe the possible sensitivity of assuming 100% reliance on loss ratio or claims per insured per month factors for claims incurred during the months for which completion are believed to be not fully credible (typically November and December of a fiscal year), if the loss ratio or claims per insured per month had increased by 3% for those months (a multiple of 1.03), the associated claim liabilities for those months and the year end December 31, 2006, claim liability would have been increased by approximately $135,000.

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

At December 31, 2006 and 2005, respectively, the Company had gross deferred tax assets of $1,397,439 and $1,410,226 with corresponding valuation allowances of $1,072,825 and $1,094,773, and gross deferred tax liabilities of $303,614 and $278,453, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses. The resulting net deferred tax asset is $21,000 and $37,000 at December 31, 2006 and 2005, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2006	2005	2004

Current tax provisions	$ 514,377	$ 448,040	$ 355,183
Deferred tax provision	4,025	79,001	113,000

Total income tax provision	$ 518,402	$ 527,041	$ 468,183

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Book income before tax	$ 3,082,645	$2,830,130	$ 3,120,686

Income tax computed at statutory rate (34%)	$ 1,048,099	$ 962,244	$ 1,061,033
Valuation allowance for AMT credit	110,461	106,891	126,317
Revision of valuation allowance	(116,108)	51,499	(102,323)
Rate differential	(524,050)	(593,593)	(616,844)

Total income tax provision (benefit)	$ 518,402	$ 527,041	$ 468,183

The Company has net operating loss carry forwards for income tax purposes at December 31, 2005 as follows:
Expiring	NOL Amount

2007	$286,000
2008	203,000
2009	162,000
2010	186,000
2011	66,000
2012	193,000
2018	112,000
2019	131,000
2020	65,000

$1,404,000

Financial Condition

	2006	2005	2004
Income from Operations before Income Taxes	$3,082,645	$2,830,130	$3,120,686
Book Value Per Share	$0.92	$0.78	$0.70
Stockholders' Equity	$14,512,504	$13,123,361	$13,259,536
Statutory Capital and Surplus of Insurance Subsidiary	$13,223,044	$12,114,024	$13,438,168
A.M. Best Financial Rating	B+	B+	B+

The statutory capital and surplus of insurance subsidiary decreased in 2005 primarily due to $2,950,000 of dividends paid to the Company.

Liquidity and Capital Resources

At December 31, 2006 the Company had liquid assets of $1,673,058 in cash, receivable on fixed securities, money market savings accounts, and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow. In 2006, BNLAC collected approximately $44.8 million of premiums and annuity deposits (gross before reinsurance) and realized $1,005,775 of net investment income. Another source of cash flow in 2006 was overwrite commissions of $1,603,767 on vision products. During the year the Company incurred $34,374,507 in policy benefits and other insurance costs.

The net cash flow for 2006 was $726,786 versus operating income of $3,082,645. The difference is primarily due to the purchase of $1,297,948 of the Company’s treasury stock, a decrease in annuity deposits of approximately $350,367, the purchase of fixed assets and leasehold improvements of $269,487 and purchase of bonds payable and equity securities totaling $294,744 .

Approximately $596,800 of the bond portfolio is classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. The bonds include; automobile bonds, government agencies and U. S. Treasury Bonds that have unrealized profits. The Company may sell these bonds before they mature.

Approximately $19.1 million of the bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost. This classification reflects management's ability and intent to hold the bonds until maturity. No adjustments to surplus are made as bond values change.

The table below discloses the unrealized gains and losses on the "Held to Maturity" bonds.
Portfolio Designated “Held to Maturity” December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$14,325,106	$-	$262,543	$14,062,563
Corporate securities	3,308,649	48,947	50,856	3,306,740
Mortgage-backed securities GNMA & FNMA CMO	1,494,882	765	66,148	1,429,499

Totals	$19,128,637	$49,712	$379,547	$18,798,802

The Company’s investments are primarily in U.S. Government and Government Agencies ($15,819,988 amortized book value), other investment grade bonds ($2,886,306 amortized book value) and less than investment grade ($422,343 amortized book value).

The table below discloses the unrealized gains and losses on the bonds that are less than investment grade.

Less Than Investment Grade Bonds December 31, 2006	S&P Rating	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Ford Motor Company	CCC+	$187,339	$-	$49,139	$138,200
General Motors Acceptance Corporation	BB+	100,000	-	5,000	95,000
Provident Companies Inc.	BB+	135,004	18,184	-	153,188

Totals		$422,343	$18,184	$54,139	$386,388

The Company does not hedge its investment income through the use of derivatives.

Other long term investments of $1,507,809 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, BNLF may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLF receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $150,402 and $186,034 in 2006 and 2005 respectively. On October 15, 2003 BNLAC and EPSI entered into a loan agreement whereby BNLAC provided EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, at which time EPSI began paying principal and interest payments amortized over five years. The line of credit is at 8.00% with interest and principal payable monthly to BNLAC.

On November 5, 2001 the Company’s Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings"). One term of the settlement was the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company’s common stock owned by the members of the class. The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year’s earnings. The total principal amount of bonds payable at December 31, 2006 is $1,639,984 compared to $1,747,178 at December 31, 2005. Bond interest expense was $86,700, and $116,920 in 2006 and 2005; respectively. BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The maximum amount of dividends, which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner, is subject to restrictions relating to statutory surplus. The Arkansas Insurance Commissioner has reviewed and approved the settlement. The Company does not expect the dividend restrictions to impact its ability to meet its cash needs. The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2006, BNLAC paid dividends totaling $1,450,000 to BNLF for the purchase of Company stock and bonds and for other general operating funds compared to $2,950,000 dividends paid in 2005. In 2005, the Company negotiated with Universal Guaranty Life Insurance Company to purchase 2,216,776 shares of BNL Financial Corporation’s common stock for $2,300,000.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2006.
Long-Term Contractual Obligations *	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Bonds and Related Future Interest Payable**	$ 2,313,000	$ 98,000	$ 198,000	$ 198,000	$ 1,819,000
Operating Lease Obligations	$ 2,075,000	$ 342,000	$ 646,000	$ 633,000	$ 454,000
Liability for Future Policy Benefits (Note A.)	$10,679,039	$ 1,451,264	$ 2,351,881	$ 1,633,351	$ 5,242,543
Policy Claims Payable (Note B.)	$ 2,508,125	$ 2,508,125	$ -	$ -	$ -
Liability for Annuity Deposits (Note C.)	$ 5,792,954	$ 87,560	$ 185,645	$ 199,026	$ 5,320,723
Supplementary Contracts (Note D.)	$ 33,000	$ 17,000	$ 16,000	$ -	-

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

NOTE A, Liabilities for Future Policy Benefits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis. The modeled life block was assumed to surrender for its reserve at the end of 20 years. Health blocks tested were projected using approximate means beyond 20 years. Payments on blocks not initially modeled were projected on an approximate basis.  The total estimated future payments to be made relating to the Liability for Future Policy Benefits is stated as $10,679,039 which does not match the balance sheet liability total of $2,472,849 and the difference is $8,206,190. This is primarily due to the fact that the estimated future payments presented in the long term contractual obligations table for Future Policy Benefits includes consideration for future premiums, investment income and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability. The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. Assumptions for estimating future payments are made regarding such items as interest earnings, mortality, morbidity, and persistency. It is likely that the actual experience will deviate from these assumptions - sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding premium payments and withdrawals, mortality and morbidity improvement or deterioration, and inflation. Random fluctuation in experience could also have an effect. The determination of the amount of the future payments is based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of future payments will likely vary from that presented in the above table.

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

NOTE C, Annuity Deposits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis. The modeled annuity block was assumed to surrender for its reserve at the end of 20 years. The total estimated future payments to be made relating to the Annuity Deposits liability is stated as $5,792,954 which does not match the balance sheet liability total of $2,536,225 and the difference is $3,256,729. The balance sheet Annuity Deposit liability represents such items as deposits, premiums, investment income, expenses, and withdrawals which have already occurred while the total estimated future payments presented in this long term contractual obligations table are estimated using assumptions for future occurrences of such factors and other factors. The estimated future payments are based on many significant assumptions regarding future occurrences such as future premium payments, interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions - sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding annuity deposits and withdrawals, mortality improvement or deterioration, and inflation. Random fluctuation in experience could also have an effect. The determination of the Annuity Deposit estimated future payments is based upon estimates and the timing and amount of estimated future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

NOTE D, Supplementary Contracts.

The total estimated future payments to be made relating to the Supplementary Contracts without life contingencies liability is stated as $33,000 which does not match the balance sheet liability total of $17,241 and the difference is $15,759. This is primarily due to the fact that the estimated future payments in this long term contractual obligations table for Supplementary Contracts includes consideration of future investment income, withdrawals (if permitted) and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability. The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. The estimated future payments are based on many significant assumptions regarding future occurrences such as interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions - sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding withdrawals (if allowed), and mortality improvement or deterioration. Random fluctuation in experience could also have an effect. The Supplementary Contracts estimated future payments are based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

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

Results of Operations
Premium income was $44,646,393 in 2006, $44,303,827 in 2005 and $42,451,319 in 2004. The increase in 2006 was due to new sales of group dental insurance which was offset by approximately a $1.1 million reduction in group dental premium due to the termination of an agreement between the Company and Southeast Managers, Inc. (“SEMI”). This agreement allowed SEMI to market a dental product of BNLAC’s in Tennessee and the Company received 5.0% of premium revenue with no exposure to underwriting losses. As part of the termination agreement, the block of business was transferred to another company associated with SEMI. The increase of 4% in 2005 was due to new sales of group dental insurance and increased group and individual dental renewal premiums

Net investment income was $1,191,583 in 2006, $1,003,613 in 2005 and $975,485 in 2004, an increase of 18% in 2006, and an increase of 3% in 2005. The increase in 2006 was primarily due to delinquent interest received on bonds previously in default and an increase in fixed maturities investment yield. The increase in 2005 was due to an increase in investment in fixed maturities and an increase in interest rates. Continued profitability and stable or increased interest rates in subsequent years, will permit the Company to invest its profits in fixed maturities and continue the trend of increased investment income.

The Company receives marketing fees from EBI per the marketing agreement mentioned above. The Company received marketing fees of $143,315 in 2006, $115,233 in 2005 and $165,275 in 2004. The decrease in marketing fees in 2005 compared to 2006 and 2004 is due to reduced operating income at EBI.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, on which BNLAC does not have any exposure to underwriting (claims) losses. The Company had vision insurance income of $1,603,767, $1,051,720 and $695,046 in 2006, 2005 and 2004, respectively. The vision income increased by 49% and 51% in 2006 and 2005, respectively, primarily due to the addition of group voluntary vision plans.

The Company had a realized gain on debt extinguishments of $35,732 in 2006, $102,067 in 2005 and $495,462 in 2004 due to the purchase of debentures payable at less than par value. The Company purchased fewer debentures in 2006 and 2005 than it did in 2004, which resulted in less realized gain in debt extinguishments.

Realized capital gains and (losses) on investments were $25,547 in 2006, $37,816 in 2005 and $124,078 in 2004. The realized gain in 2006 and 2005 was primarily from the sale of equity securities. The realized gain in 2004 is primarily from the sale of U.S. Treasury bonds.

Increases in liability for future policy benefits were ($123,066), $308,563 and $687,619 in 2006, 2005 and 2004, respectively. The decrease in future policy benefits in 2006 was primarily due to the decrease in future policy benefits liability as a result of the terminated agreement between the Company and SEMI mentioned above. As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced by $95,000. The decrease in expense was also due to a reduction in life liabilities from an increase in surrenders on a seasoned block of life policies. The $308,563 in 2005 is comprised primarily of an increase in unearned premium liabilities on group and individual dental business.

In 2004, a future policy benefit reserve amount of $611,410 was booked for individual dental policies then in force. This amount included additional reserves for the individual dental policies issued in 2001, 2002 and 2003, which remained in force (not terminated) in 2004 and also included reserves for individual dental policies issued in 2004. The Company began issuing individual dental policies in 2001 as a new product. The Company’s calculations indicate that in 2004 the Company recorded individual dental policy cumulative gross benefit reserves for policies issued prior to 2004 in the amount of $280,292 and the combined after-tax charge for those policies was $181,699 ($.01 per share of Common Stock) which was accounted for as a change in estimate. For the year ended December 31, 2004, the after-tax effect of recording the liabilities, including the cumulative change in estimate, was calculated to have been a decrease in net income of approximately $378,000 ($.02 per share of Common Stock).

Policy benefits and other insurance costs increased from $31,766,217 in 2004, to $33,317,136 in 2005 and increased to $34,374,507 in 2006. The increase in 2005 was primarily due to an increase in claims ($1.3 million) resulting from an increase in group and individual dental business. The increase in 2006 was due to an increase in claims of approximately $740,000 and a $344,000 increase in commissions resulting from the increase in group dental premium collected. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 64.1% in 2006, 63.1% in 2005 and 62.3% in 2004. The claims ratio has increased over the last three years primarily due to increased utilization by policyholders. Management closely monitors claims ratios on group and individual dental business

Amortization of deferred policy acquisition costs was $26,219 in 2006, $22,467 in 2005 and $29,973 in 2004. Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990. The decrease in amortization expense trend should continue in subsequent years until the acquisition costs are completely amortized. Amortization expense per year may vary in relation to lapses or surrenders of the existing block of business.

Operating expenses were $8,759,605 in 2006, $8,558,205 in 2005 and $7,957,447 in 2004. The increase for 2006 is primarily due to an increase in payroll expense associated with the issuance of policies, customer service and information systems. The increase in expenses in 2005 was due primarily to an increase in payroll expense, claims administration expense and office lease expense due to the increase in the number of group and individual policies in force. The increase in 2005 operating expenses was also due to an increase in professional fees, including actuarial, independent public accounting fees and legal fees incurred to assist management in replying to the Securities and Exchange Commission comments on the Company’s 2004 10K.

Taxes other than on income were $1,526,427 in 2006, $1,577,775 in 2005 and $1,344,723 for 2004. The decrease for 2006 is due to an over accrual in 2005 for state taxes. The increase in 2005 was due to an increase in premium taxes on additional premiums collected and from prior year accrual adjustments.

In 2006, the consolidated net income from operations before taxes was $3,082,645 compared to $2,830,130 in 2005 and $3,120,686 in 2004. The increase in 2006 was primarily due to the increase in vision insurance income and investment income.  The decrease in 2005 was primarily due to the decrease in realized gains from debt extinguishments.

Earnings per share was $.16, $.13, and $.14 in 2006, 2005 and 2004, respectively. The effect of the treasury shares acquired in 2006 and 2005 (see Market for Stock) increased earnings per share by $.01 and $.02, respectively.

The provision for income taxes was $518,402 in 2006, $527,041 in 2005 and $468,183 in 2004. For the periods ended December 31, 2006, 2005 and 2004, the Company had $514,377, $448,040 and $355,183 of current tax expense and $4,025,

$79,001 and $113,000 of deferred tax expense; respectively. Fluctuations in tax expense are primarily due to changes in taxable income, limitations on net operating losses utilized and adjustments in estimates for income taxes in prior years.

For the year ended December 31, 2006, other comprehensive income was $57,735 compared to ($79,542) in 2005 and ($87,603) or the same period in 2004. The increase in comprehensive income for the period ended December 31, 2006 was primarily due to an increase in the market value of equity securities in 2006. The comprehensive losses in 2005 and 2004 were due to an increase in interest rates that decreased the market value of the Company’s bond portfolio.

Future Marketing Plans
BNLAC plans to apply for authority to market insurance products in additional states in the upcoming year. In 2006 we received a certificate of authority in California and Wisconsin and in the first part of 2007 we received a certificate of authority in Virginia and North Carolina.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. The Company’s conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates. We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2006 and December 31, 2005. We held various financial instruments at December 31, 2006 and 2005, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4). See page 17 for information on less than investment grade bonds held by the Company.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at December 31, 2006 and December 31, 2005 was $19,395,602 and $18,935,460, respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2006 of approximately $671,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2006, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2006 totaled $509,381, or only 2.2% of total investments and cash on a consolidated basis. We do not hedge our equity price risk. As of December 31, 2006 a 20% adverse change in equity prices would result in an approximate $95,000 decrease in the fair value of our equity securities.

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

ITEM 8. Financial Statements and Supplementary Data

The information in response to this Item 8 is set forth on pages F-1 through F-23 attached to this Report which pages are hereby incorporated by reference.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant

The directors and executive officers of the Company are as follows:
Name	Age	First Became Director or Executive Officer	Position
Wayne E. Ahart	66	1984	Chairman of the Board and Director
C. Donald Byrd	65	1984	Vice Chairman of the Board and Director
Kenneth Tobey	48	1994	President and Director
Barry N. Shamas	59	1984	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director
Cecil Alexander	70	1994	Director
Richard Barclay	69	1994	Director
Eugene A. Cernan	72	1994	Director
Hayden Fry	77	1984	Director
John Greig	71	1984	Director
Roy Ledbetter	76	1994	Director
John E. Miller	77	1994	Director
James A. Mullins	72	1984	Director
C. James McCormick	81	1984	Director
Robert R. Rigler	83	1989	Director
L. Stan Schoelerman	81	1984	Director
Orville Sweet	82	1984	Director

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

Barry N. Shamas has served as Executive Vice President, Secretary and Treasurer of BNLE since 1988 and United Arkansas Life from 1990 to 1994. Since 1984 and 1986, respectively, he has served as Executive Vice President and Director of BNL and BNLAC, which positions he presently holds. He was named Chief Financial Officer and Chief Operating Officer of BNL and BNLAC in 2005. He served in various capacities for ITI and ITAC, including Executive Vice President, Senior Vice President, Treasurer and Financial Vice President beginning in 1976 through 1987. Mr. Shamas served as Executive Vice President, Secretary/Treasurer and as Director of AIC and FSL from 1980 and 1983, respectively, until 1987. From 1978 through 1987, Mr. Shamas served as a Director and a member of the Executive Committee of LAC and LAAC. Mr. Shamas has been a Director of the Arkansas Life and Health Insurance Guaranty Association since July 2006.

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

Hayden Fry was Head Football Coach at the University of Iowa from 1979 to 1998, now retired. He was Head Football Coach at North Texas State University from 1973 to 1978 and at Southern Methodist University from 1962 to 1972. He was named Football Coach of the Year in the Big Ten (1981, 1990, 1991), the Missouri Valley Conference (1973), and the Southwest Conference (1962, 1966 and 1968). He is on the Board of Advisors of Wilson Sporting Goods (1962 to date); the Board of Trustees of Pop Warner Football (1962 to date); and the American Football Coaches Association (1983 to date) and was the 1993 President of the AFCA. He was President of Hawkeye Marketing Group from 1979 - 1984. He is a member of the Board of Directors of the PPI Group and Berthel Fisher Co.

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

Code of Ethics

The Company has a code of ethics that applies to all employees of the Company. To receive a copy of the Company’s code of ethics without charge, contact:

Ms. Pam Randolph
BNL Financial Corporation
7530 Hwy. 107
Sherwood, Arkansas 72120

Additional information required by this item is incorporated by reference from the Company’s 2007 Proxy Statement for its annual meeting of shareholders scheduled for May 22, 2007 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” "Compensation Committee Charter," "Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s 2007 Proxy Statement for its annual meeting of shareholders scheduled for May 22, 2007 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” "Compensation Committee Charter," "Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
The following table reflects the persons known to the Company to be the beneficial owners of 5% or more of the Company's voting securities as of December 31, 2006

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class as of December 31, 2006

Common Stock	Wayne E. Ahart	4,712,216(2)	29.99%
	8017 Cobblestone
	Austin, TX 78735

Common Stock	Barry N. Shamas	2,801,816(3)	17.83%
	1095 Hidden Hills Dr
	Dripping Springs, TX 78620

Common Stock	C. Don Byrd	1,744,843 (4)	11.11%
	1725 S. 50th Unit 144
	W. Des Moines, IA 50265

Common Stock	Kenneth Tobey	1,043,886	6.64%
	23 Tennyson
	N. Little Rock, AR 72116

   (1) To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of 1,200,000 shares which are owned by National Iowa Corporation and 649,363 shares which are owned by Arkansas National Corporation. Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations. LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation. Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart. Consequently, Wayne Ahart has voting control of 4,712,216 (29.99%) shares of the Company’s common stock.

(3) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

(4) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

Security Ownership of Management
The following table sets forth, as of December 31, 2006, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class as of December 31, 2006
Common	Wayne E. Ahart	4,712,216[2]	29.99%
Common	Cecil L. Alexander	37,088	0.24%
Common	Richard L Barclay	46,088	0.29%
Common	Tammy Barr	600	0.00%
Common	C. Donald Byrd	1,744,843[3]	11.11%
Common	Eugene A. Cernan	37,088	0.24%
Common	Jeffrey A. Drees	18,843	0.12%
Common	Hayden Fry	69,047	0.44%
Common	John Greig	50,102	0.32%
Common	Roy E. Ledbetter	37,088	0.24%
Common	C. James McCormick	137,084[4]	0.87%
Common	John E. Miller	47,111	0.30%
Common	James A Mullins	50,000	0.32%
Common	Jerry Ouzts	300	0.00%
Common	Pamela C. Randolph	2,905	0.02%
Common	Robert R Rigler	3,295	0.02%
Common	L. Stanley Schoelerman	50,000	0.30%
Common	Barry N. Shamas	2,801,816[5]	17.83%
Common	Orville Sweet	50,000	0.32%
Common	Kenneth Tobey	1,043,886	6.64%
Common	All Officers and Directors as a group (22 persons)	10,939,400	69.63%

 (1) To the Company's knowledge all shares are beneficially owned by the persons named, except as otherwise indicated, and they hold the sole voting and investment power.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of 1,200,000 shares which are owned by National Iowa Corporation and 649,363 shares which are owned by Arkansas National Corporation. Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations. LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation. Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart. Consequently, Wayne Ahart has voting control of 4,712,216 (29.99%) shares of the Company’s common stock.

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

ITEM 13. Certain Relationships and Related Transactions and Directors Independence

None

ITEM 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the Company’s Proxy 2007 Statement for its annual meeting of shareholders scheduled for May 22, 2007.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements
The information required by this section is set forth on pages F-1 to F-20 of this Report which are incorporated herein by reference.

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

  3. Exhibits
No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.

10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2006 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Filed herewith - Exhibit E4
11	Statement Re computation of per share earnings.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007

BNL FINANCIAL CORPORATION

                                            /S/ Wayne E. Ahart
____________________________________
By: Wayne E. Ahart, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/S/ Wayne E. Ahart		03/30/2006
Wayne E. Ahart	Chairman of the Board, Director (Principal Executive Officer)
/S/ C. Donald Byrd		03/27/2007
C. Donald Byrd	Vice Chairman of the Board and Director
/S/ Kenneth Tobey		03/27/2007
Kenneth Tobey	President and Director
/S/ Barry N. Shamas		03/30/2007
Barry N. Shamas	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Hayden Fry	Director

/S/ John Greig		03/27/2007
John Greig	Director
/S/ C. James McCormick		03/27/2007
C. James McCormick	Director
/S/ James A. Mullins		03/27/2007
James A. Mullins	Director
/S/ Robert R. Rigler		03/23/2007
Robert R. Rigler	Director
/S/ Stanley Schoelerman		03/27/2007
Stanley Schoelerman	Director
/S/ Orville Sweet		03/27/2007
Orville Sweet	Director
/S/ Cecil Alexander		03/27/2007
Cecil Alexander	Director
/S/ Richard Barclay		03/27/2007
Richard Barclay	Director
/S/ Eugene A. Cernan		03/27/2007
Eugene A. Cernan	Director
/S/ Roy Ledbetter		03/27/2007
Roy Ledbetter	Director
/S/ John E. Miller		03/27/2007
John E. Miller	Director

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a) AND 15 (d)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

Oklahoma City, Oklahoma                              SMITH, CARNEY & CO., p.c.
March 27, 2007                              /s/ Smith, Carney & Co., p.c.

BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

December 31,

ASSETS	2006	2005
Cash and cash equivalents	$1,673,058	$946,272
Investments in fixed maturities at fair value, Available for Sale (amortized cost $ 590,133; $598,816; respectively)	596,800	600,756
Investments in fixed maturities at amortized cost, Held to Maturity (fair value $18,798,802; $18,334,704; respectively)	19,128,637	18,717,461
Other long-term investments - (Note 4)	1,507,809	1,543,441
Investment in equity securities, at fair value (cost $442,574, $356,056, respectively)	509,381	357,792
Total Investments, Including Cash and Cash Equivalents	23,415,685	22,165,722

Accrued investment income	223,295	185,286
Funds receivable on matured fixed security	-	807,500
Leasehold improvements, furniture and equipment, net	1,322,369	1,368,975
Deferred policy acquisition costs	359,491	389,110
Policy loans	153,798	126,303
Receivable from reinsurer	52,820	48,385
Premiums due and unpaid	1,086,103	1,027,683
Income tax assets	21,000	37,000
Intangible assets	142,853	146,540
Other assets	232,220	318,973

Total Assets	$27,009,634	$26,621,477

LIABILITIES
Liabilities for future policy benefits	$2,472,849	$2,591,479
Policy claims payable	2,508,125	2,558,565
Annuity deposits	2,536,225	2,835,552
Deferred annuity profits	288,389	339,429
Premium deposit funds	28,458	31,807
Supplementary contracts without life contingencies	17,241	36,981
Advanced and unallocated premium	875,089	803,290
Commissions payable	555,159	501,821
Accrued taxes and expenses	615,700	752,376
Bonds payable	1,639,984	1,747,178
Other liabilities	959,911	1,299,637
Total Liabilities	12,497,130	13,498,115

SHAREHOLDERS’ EQUITY
Common stock, $.02 stated value, 45,000,000 shares authorized; 17,213,170 shares issued and outstanding	344,264	344,264
Additional paid-in capital	7,582,733	7,608,519
Accumulated other comprehensive income	68,356	10,622
Accumulated surplus	7,977,171	5,412,928
Treasury stock, at cost, 1,502,270; 383,879; shares, respectively	(1,460,020)	(252,971)
Total Shareholders' Equity	14,512,504	13,123,362

Total Liabilities and Shareholders' Equity	$27,009,634	$26,621,477

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
Income
Premium income	$44,646,393	$44,303,827	$42,451,319
Net investment income	1,191,583	1,003,613	975,485
Marketing fees (Note 4)	143,315	115,233	165,275
Vision insurance income	1,603,767	1,051,720	695,046
Realized gain on debt retirements	35,732	102,067	495,462
Realized gains	25,547	37,816	124,078

Total Income	47,646,337	46,614,276	44,906,665

Expenses
Increase (decrease) in liability for future policy benefits	(123,066)	308,563	687,619
Policy benefits and other insurance costs	34,374,507	33,317,136	31,766,217
Amortization of deferred policy acquisition costs	26,219	22,467	29,973
Operating expenses	8,759,605	8,558,205	7,957,447
Taxes, other than on income	1,526,427	1,577,775	1,344,723

Total Expenses	44,563,692	43,784,146	41,785,979

Income from Operations before Income Taxes	3,082,645	2,830,130	3,120,686

Provision for income taxes	518,402	527,041	468,183

Net Income	$2,564,243	$2,303,089	$2,652,503

Net income per common share (basic and diluted)	$0.16	$0.13	$0.14

Weighted average number of fully paid common shares	16,481,342	17,495,881	19,184,245

Net Income (as above)	$2,564,243	$2,303,089	$2,652,503

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of $11,532 and $9,000 of deferred taxes in 2006 and 2005; respectively)	73,496	(51,490)	38,761
Reclassification adjustment for gain included in net income	(15,761)	(28,052)	(126,364)

Other Comprehensive Income (Loss)	57,735	(79,542)	(87,603)

Comprehensive Income	$2,621,978	$2,223,547	$2,564,900

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2006, 2005 and 2004

	Shares of Common Stock	Amount of Common Stock	Additional Paid-In Capital	Accumulated Surplus	Accumlated Other Comprehensive Income	Treasury Stock
Balance, December 31, 2003	20,980,760	$419,616	$10,787,911	$457,336	$177,768	$(1,151,896)

Accumulated other comprehensive income	-	-	-	-	(87,603)	-
Sale of treasury stock	-	-	23,239	-	-	41,312
Purchase of treasury stock	-	-	-	-	-	(619,262)
Stock options exercised	-	-	3,650	-	-	20,761
Stock options granted	-	-	15,000	-	-	-
Contingent Treasury Stock	-	-	-	-	-	519,201
See Note 6
Net income	-	-	-	2,652,503	-	-
Balance, December 31, 2004	20,980,760	$419,616	$10,829,800	$3,109,839	$90,165	$(1,189,884)

Accumulated other comprehensive income	-	-	-	-	(79,543)	-
Sale of treasury stock	-	-	(29,693)	-	-	94,243
Purchase of treasury stock	-	-	-	-	-	(2,435,698)
Stock options exercised	-	-	4,634	-	-	6,796
Retirement of treasury stock	(3,767,590)	(75,352)	(3,196,222)	-	-	3,271,574
Net income	-	-	-	2,303,089	-	-
Balance, December 31, 2005	17,213,170	$344,264	$7,608,519	$5,412,928	$10,622	$(252,969)

Accumulated other comprehensive income	-	-	-	-	57,734	-
Sale of treasury stock	-	-	(25,936)	-	-	90,370
Purchase of treasury stock	-	-	-	-	-	(1,297,871)
Stock options exercised	-	-	150	-	-	450
Net income	-	-	-	2,564,243	-	-
Balance, December 31, 2006	17,213,170	$344,264	$7,582,733	$7,977,171	$68,356	$(1,460,020)

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

Year Ended December 31,

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$2,564,243	$2,303,089	$2,652,503
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(17,367)	(41,060)	(131,796)
Realized (gain) loss on sale of furniture and equipment	(8,180)	3,244	7,719
Realized gain on debt extinguishments	(35,732)	(102,067)	(495,462)
Depreciation	311,489	234,632	209,851
Decrease in deferred tax asset	4,000	79,000	113,000
Increase in and amortization of deferred acquisition costs, and bond issuance cost	(24,932)	28,282	66,078
Accretion of bond premium (discount)	(5,623)	(1,031)	3,749
Common stock and stock options granted	-	-	15,000
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(38,009)	(2,089)	517
Increase in receivable from reinsurer	(4,435)	(14,264)	(3,056)
(Increase) decrease in premiums due and unpaid	(58,420)	(171,724)	203,991
Increase (decrease) in liability for future policy benefits	(118,631)	322,827	690,674
Increase (decrease) in policy claims payable	(50,440)	322,636	(343,063)
Increase (decrease) in annuity deposits and deferred profits	(350,367)	17,158	(45,822)
Decrease in premium deposit funds	(3,349)	(4,217)	(5,236)
Increase (decrease) in advanced and unallocated premium	71,799	143,792	(467,650)
Increase in commissions payable	53,338	18,166	50,398
Other, (decrease)	(138,876)	(92,908)	(3,157)
Net Cash Provided by Operating Activities	2,150,508	3,043,466	2,518,238

Cash Flows from Investing Activities
Proceeds from sales of investments	150,452	64,129	1,150,475
Proceeds from maturity or redemption - Available for Sale Investments	-	206,460	793,634
Proceeds from maturity or redemption - Held to Maturity Investments	4,244,735	3,158,405	7,293,903
Proceeds from sale of furniture and equipment	12,786	-	58,388
Purchase of equity securities	(223,281)	-	(360,453)
Purchase of furniture, equipment and leasehold improvements	(466,286)	(618,235)	(224,757)
Purchase of fixed maturity securities, Held to Maturity	(3,853,309)	(6,193,619)	(9,580,134)
Other Investments - Line of credit - receipt (advanced)	35,632	13,966	(30,000)
Net Cash Used in Investing Activities	(99,271)	(3,368,894)	(898,944)

Cash Flows from Financing Activities
Sale of treasury stock	64,550	62,563	64,550
Purchase of treasury stock	(1,297,948)	(2,435,698)	(619,262)
Net change in supplementary contracts	(19,740)	(18,818)	(13,797)
Stock options exercised	150	11,430	24,411
Debt extinguishments	(71,463)	(157,690)	(663,944)
Net Cash Used in Financing Activities	(1,324,451)	(2,538,213)	(1,208,042)
Net Increase (Decrease) in Cash and Cash Equivalents	726,786	(2,863,641)	411,252
Cash and Cash Equivalents, Beginning of Period	946,272	3,809,913	3,398,661

Cash and Cash Equivalents, End of Period	$1,673,058	$946,272	$3,809,913

The accompanying notes are an integral part of the consolidated financial statements.

1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of BNL Financial Corporation (“BNLF”) and its wholly owned subsidiaries, BNL Equity Corporation, Brokers National Life Assurance Company (BNLAC), BNL Brokerage Corporation and Consumers Protective Association, Inc. All significant intercompany balances have been eliminated. In March 2004, BNL Equity Corporation (BNLE), the immediate subsidiary of the Company was dissolved and its assets, including the stock of BNLAC, were distributed to BNLF. All outstanding shares of BNLAC are now owned directly by BNLF.

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

The Company’s principal activity is the sale of individual and group life and accident and health insurance within the United States. The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $2,000. See Note 10. The Company is licensed to sell in 38 states as of December 31, 2006. See Note 2. Substantially all of the Company's life insurance in force is nonparticipating business.

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

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held. This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which are revised periodically to reflect actual experience. Increases in the liability account for interest credited to contracts are charged to expense. The interest rate assumptions ranged from 4.0% to 3.0% during 2006 and 2005.

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

The Company has devided its fixed maturity investments into two classes “available for sale” and “held to maturity” in accordance with managements intent in regard to these investments. Investments available for sale may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security’s prepayment risk, the Company’s liquidity needs, and similar factors, including the Company’s asset/liability management strategy. Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities classified as available for sale are recorded as a component of comprehensive income.

1. Summary of Significant Accounting Policies (continued)

The “held to maturity” classification reflects management's intent and ability to hold this block of securities to their maturity. Investments designated by management as part of the held to maturity portfolio are presented on the financial statements at amortized book value and, therefore, unlike the available for sale portfolio, no adjustments to surplus are made as bond values change.

Realized gains or losses on sale of all investments are determined on a specific identification basis. Investments in equity securities are carried at fair value.

Cash equivalents are carried at amortized cost, which approximates fair value. Cash equivalents represent other short-term securities. For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. The Company made debenture interest payments of $86,700 $83,855 and $69,307 in 2006, 2005 and 2004; respectively. The Company made cash payments for income taxes of $500,000, $533,540 and $255,809 in 2006, 2005 and 2004, respectively.

Leasehold improvements and furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method. Leasehold improvements are amortized over the lease term. Accumulated depreciation and amortization totaled $781,706 and $634,951 at December 31, 2006 and 2005, respectively. Depreciation and amortization expense was $311,488, $234,631, and $209,851, for the years ended December 31, 2006, 2005 and 2004, respectively.

Other assets include agents’ balances of $57,054 and $55,350 at December 31, 2006 and 2005, respectively, after reduction for allowance of doubtful accounts. The allowance account had a credit recorded of $4,313, $8,627 and $2,500 in 2006, 2005 and 2004, respectively.

The Company adopted Statement #142 of the Financial Accounting Standards Board in the first quarter of 2004, as required. The adoption had no material effect on the financial statements of the Company. The new accounting rule changes the methods of accounting for intangible assets, which generally were amortized over 40 years under previous rules. The new standard requires that intangible assets be separately presented on the face of the Balance Sheet and be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired. As indicated on the face of the Balance Sheet, the Company has intangible assets of $142,853 and $146,539 at December 31, 2006 and 2005 respectively. These assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. Amortization expense of approximately $5,815, $5,815 and $7,714 was recorded for each of the years ended December 31, 2006, 2005 and 2004, respectively. The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan and the 2002 Nondirector, Nonexecutive Stock Option Plan using the fair value method as required by SFAS No. 123(R). Under this method the fair value of the options granted is recorded as expense at the date of grant for fully vested instruments. See Note 9.

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

2. Shareholders' Equity

During 2006, 2005 and 2004, the Company made cash offers to shareholders for the purchase of stock. These offers resulted in stock purchases amounting to $1,297,948 for 1,297,948 shares in 2006, $132,056 for 148,667 shares in 2005 and $542,012 for 913,339 shares in 2004. In order to purchase company common stock, the Company was required to file a Schedule TO in 2004 and 2006 with the Securities and

2. Shareholders' Equity (continued)

Exchange Commission. Included in the cost of the Treasury Stock purchased in 2006 and 2004 is $43,657 and $77,250, respectively; which represents a portion of the cost to complete the TO filings.

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

At December 31, 2006 and 2005, shareholders' equity includes approximately $14,789,381 and $13,683,225, respectively, of BNLAC net assets. The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year. In 2006, BNLAC paid $1,450,000 of ordinary dividends to the Company, primarily for the purchase of the company common stock. In April of 2005 BNLAC received approval to pay a dividend of $2,600,000 to the Company to purchase $2,300,000 of company common stock and $300,000 for operating expenses. BNLAC paid dividends of $2,950,000 and $1,150,000 the Company in 2005 and 2004, respectively.

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

Capital and surplus and net income of BNLAC as reported on a statutory basis are as follows:

	December 31, 2006	December 31, 2005	December 31, 2004

Capital and Surplus	$13,223,044	$12,114,024	$13,438,168

Net Income	$2,490,537	$2,263,342	$2,216,168

The following is a reconciliation of consolidated net income and shareholders’ equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

2. Shareholders' Equity (continued)

	December 31, 2006		December 31, 2005		December 31, 2004
	Income	Capital and Surplus	Income	Capital and Surplus	Income	Capital and Surplus
Consolidated reporting under
generally accepted accounting principles	$2,564,243	$14,512,504	$2,303,089	$13,123,361	$2,652,503	$13,259,536
Attributable to Parent Company and BNL Equity	63,937	(276,877)	74,933	(559,877)	411,805	(1,218,884)

Brokers National Life Assurance Company	2,500,306	14,789,381	2,228,156	13,683,239	2,240,698	14,478,420

Deferred acquisition costs	29,620	(359,491)	(42,734)	(389,110)	125,437	(346,373)
Reserve and premium adjustments	20,207	28,009	125,718	200,520	(14,650)	232,610
Interest maintenance reserve/AVR	20,204	(623,563)	22,467	(602,271)	(91,609)	(627,679)
Unrealized appreciation of securities	-	66,807	-	145,714	-	64,656
Annuity deposits and related adjustments	(51,040)	560,430	(97,569)	295,996	(120,137)	373,985
Income tax credit	(1,000)	86,000	45,000	61,000	79,000	33,000
Other	(27,760)	(1,324,529)	(17,696)	(1,281,064)	(2,571)	(770,451)

BNLAC Statutory Basis	$2,490,537	$13,223,044	$2,263,342	$12,114,024	$2,216,168	$13,438,168

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

At December 31, 2006 and 2005, respectively, the Company had gross deferred tax assets of $1,397,439 and $1,410,226 with corresponding valuation allowances of $1,072,825 and $1,094,773, and gross deferred tax liabilities of $303,614 and $278,453, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses. The resulting net deferred tax asset is $21,000 and $37,000 at December 31, 2006 and 2005, respectively. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision (benefit) for income tax is as follows:

	2006	2005	2004

Current tax provisions	$ 514,377	$ 448,040	$ 335,183
Deferred tax provision	4,025	79,001	113,000

Total income tax provision	$518,402	$527,041	$468,183

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

3. Income Taxes (continued)

	2006	2005	2004

Book income before tax	$3,082,645	$2,830,130	$3,120,686

Income tax computed at statutory rate (34%)	$1,048,099	$962,244	$1,061,033
Valuation allowance for AMT credit	110,461	106,891	126,317
Revision of valuation allowance	(116,108)	51,499	(102,323)
Rate differential	(524,050)	(593,593)	(616,844)

Total income tax provision	$518,402	$527,041	$468,183

The Company has net operating loss carry forwards for income tax purposes at December 31, 2006 as follows:

Expiring

2007	$286,000
2008	203,000
2009	162,000
2010	186,000
2011	66,000
2012	193,000
2018	112,000
2019	131,000
2020	65,000

$1,404,000

4. Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$14,325,106	$-	$262,543	$14,062,563
Corporate securities	3,308,649	48,947	50,856	3,306,740
Mortgage-backed securities GNMA and FNMA CMO	1,494,882	765	66,148	1,429,499

Totals	$19,128,637	$49,712	$379,547	$18,798,802
Portfolio Designated “Available for Sale” (Note 1) December 31, 2006
US Treasury securities and obligations of US government corporations and agencies	$402,794	$63,706	$7,900	$458,600
Corporate securities	187,339	-	49,139	138,200

Totals	$590,133	$63,706	$63,353	$596,800

4. Investments (continued)

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$14,693,046	$2,000	$331,792	$14,363,254
Corporate securities	2,481,106	61,835	56,535	2,486,406
Mortgage-backed securities GNMA	1,543,310	811	59,077	1,485,044

Totals	$18,717,462	$64,646	$447,404	$18,334,704
Portfolio Designated “Available for Sale” (Note 1) December 31, 2005
US Treasury securities and obligations of US government corporations and agencies	$402,712	$74,294	$8,250	$468,756
Corporate securities	187,103	-	55,103	132,000

Totals	$589,815	$74,294	$63,353	$600,756

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

Held to Maturity	Available for Sale
December 31, 2006	December 31, 2006
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$3,999,697	$3,920,938	$-	$-
Due after one year through five years	6,050,807	6,006,517	-	-
Due after five years through ten years	4,550,000	4,463,288	-	-
Due after ten years	3,033,250	2,978,560	596,800	590,133
	17,633,754	17,369,303	596,800	590,133

Mortgage-backed securities	1,494,883	1,429,499	-	-

	$19,128,637	$18,798,802	$596,800	$590,133

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2006, 2005 and 2004 were $3,605,879, $4,263,935, $9,257,055 respectively. Gross gains were $23,059, $41,060 and $146,584 and gross losses were $5,692, $107 and $4,863 as of December 31, 2006, 2005 and 2004, respectively.

Arkansas Insurance statutes impose limitations on the amounts of investments held in one entity or government sponsored agency including a 20% of statutory assets limitation for certain federal agencies. In 2004 the Company requested, and was

4. Investments (continued)

granted permission by the Arkansas Insurance Department to exceed the 20% investment limitation with regard to its Federal Home Loan Bank Bonds which are classified as held to maturity. Federal Home Loan Bank Bonds totaled 19% of statutory assets at December 31, 2006 compared to 23% at the end of 2005.

Investment in equity securities at December 31, 2006 and 2005 represents common and preferred stock investments as follows:

	2006		2005
	Cost	Market Value	Cost	Market Value

Banks, trusts and insurance companies	$ 81,183	$ 92,300	$ 81,183	$ 81,660
Industrial, savings and loans and other	361,391	417,081	274,873	276,132

	$442,574	$509,381	$356,056	$357,792

Net investment income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Interest on debt securities and cash investments	$ 1,196,221	$ 1,005,399	$ 984,799
Dividends on equity securities	7,680	11,484	5,589

	1,203,901	1,016,883	990,388
Investment expenses	(12,318)	(13,270)	(14,903)

Net Investment Income	$1,191,583	$1,003,613	$975,485

Net realized gains and losses are summarized below:

	2006	2005	2004

Debt securities	$ 3,678	$ 3,273	$ 123,075
Equity securities	13,689	31,299	10,521
Fixed assets	8,180	3,244	(9,519)

	$ 25,547	$ 37,816	$ 124,077

Other long-term investments of $1,507,809 and $1,543,441 in 2006 and 2005 respectively, consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval. The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims

4. Investments (continued)

processing and adjudication for the Company's insurance subsidiary, BNLAC. BNLF receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $150,402 and $186,034 in 2006 and 2005 respectively. On October 15, 2003 BNLAC and EPSI entered into a loan agreement whereby BNLAC provided EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2005, at which time EPSI began paying principal and interest payments amortized over five years. The line of credit is at 8.00% with interest and principal payable monthly to BNLAC.

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of policyholders as a condition of doing business in certain states. The carrying values of these investment deposits are approximately $4,000,000 as of December 31, 2006 and 2005.

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

5. Fair Value of Financial Instruments

	2006			2005
	Carrying	Fair		Carrying	Fair
Assets	Amount	Value		Amount	Value

Cash and Cash Equivalents
(Note 1)	$ 1,673,058	$ 1,673,058	(a)	$ 946,272	$ 946,272	(a)
Funds receivable on matured fixed security	-	-	(a)	807,500	807,500
Investments-fixed maturity, available for sale (Note 4 & Note 1)	596,800	596,800	(b)	600,756	600,756	(b)
Investments-fixed maturity, held to maturity (Note 4 & Note 1)	19,128,637	18,798,802	(b)	18,717,461	18,334,704	(b)
Investments -equity securities
(Note 4 & Note 1)	509,381	509,381	(b)	357,792	357,792	(b)
Other long term investments (Note 4)	1,507,809	1,507,809	(a)	1,543,441	1,543,441	(a)
Other financial instruments-Assets	434,146	434,146	(a)	356,309	356,309	(a)

Total financial instruments-Assets	$ 23,849,831	$ 23,519,996		$ 23,329,531	$ 2,946,774

Liabilities

Premium deposit funds	$ 28,458	$ 28,458	(a)	$ 31,807	$ 31,807	(a)
Bonds payable	1,639,984	1,639,984	(a)	1,747,178	1,747,178	(a)
Supplementary contracts without life contingencies
(Note 1)	17,241	17,241	(a)	36,981	36,981	(a)
Annuity deposits
(Note 1)	2,536,225	2,536,225	(a)	2,835,552	2,835,552	(a)

Total financial instruments-Liabilities	$ 4,221,908	$ 4,221,908		$ 4,651,518	$ 4,651,518

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class. The balance of Bonds Payable was $1,639,784 and $1,747,178 at December 31, 2006 and 2005 respectively. The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL. If any interest payment is not made, it will be added to the principal and paid at maturity. The Bonds are fully callable and redeemable at par at any time by BNL.

In 2006, 2005 and 2004, the Company made cash offers to bond holders for the purchase of bonds. Bond purchases resulted in a reduction of Bonds Payable of $107,194, $259,757 and $1,159,406 in 2006, 2005 and 2004; respectively. Gains from early extinguishments of the debt were $ 35,732, $102,067 and $495,462 in 2006, 2005 and 2004; respectively.

In 2003 and 2004, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements with various terms totaling approximately $545,000 in conjunction with a marketing agreement with third parties, EPSI Benefits Inc. (EBI) and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI in becoming licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreements. With regard to the bond indemnity, the Company will be obligated only if EPSI, EPSI’s parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

The Company has entered into noncancelable operating leases for office space and equipment. Future minimum payments under the leases are as follows:

2007	$ 342,000
2008	336,000
2009	310,000
2010	311,000
2011	322,000
2012	315,000
2013	139,000

Total	$ 2,075,000

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent is $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease. Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005. Leasehold improvements are being amortized over the lease term. The $117,000 initial rent holiday and $203,000 of landlord funded leasehold improvements will be amortized over the lease term and reduce lease expense. Deferred rent credits are included in other liabilities and were approximately $380,000 and $320,000 for 2006 and 2005, respectively.

6. Commitments and Contingencies (continued)

Related lease cost incurred for the years ended December 31, 2006, 2005 and 2004 was $393,100, $296,169, and $272,349. respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments. Such assessments result from liquidation of troubled insurers by state regulators. The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts. Cash deposits in excess of federally insured limits are approximately $800,000 at December 31, 2006.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7. Liability for Unpaid Claims

Activity in the liability for accident and health unpaid claims net of reinsurance is summarized as follows.

	2006	2005	2004
Balance at January 1	$2,558,565	$2,235,929	$2,588,992
less reinsurance recoverable	-	-	10,000
Net Balance at January 1	2,558,565	2,235,929	2,578,992

Incurred related to:
Current year	28,361,878	27,633,450	26,649,186
Prior years	(34,030)	(28,226)	(252,342)
Total Incurred	28,327,848	27,605,224	26,396,844

Paid related to:
Current year	25,844,512	25,074,885	24,412,258
Prior years	2,524,535	2,207,703	2,327,649
Total Paid	28,369,047	27,282,588	26,739,907

Net Balance at December 31	2,508,125	2,558,565	2,235,929
Plus reinsurance recoverable	9,241	-	-
Balance at December 31	$2,517,366	$2,558,565	$2,235,929

The activity summary in the liability for unpaid accident and health claims net of reinsurance shows that claims liabilities were overstated by $34,030, $ 28,226 and $252,342 for the years ended December 31, 2005, 2004 and 2003, respectively. Such liability adjustments, which affected current operations during 2006, 2005 and 2004 respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims. Included in the unpaid accident and health claims are an estimate of claim adjustment expenses of $116,854, $121,349 and $106,353 in 2005, 2004 and 2003, respectively. Netting out claim adjustment expenses would make accident and health liabilities understated in 2005 and 2004 by $82,824 and $93,123, respectively and overstated by $145,989 in 2003.

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

8. Reinsurance (continued)

In 2004 and 2005, BNLAC’s accidental death benefit riders were reinsured 100% through a bulk ADP reinsurer agreement with Generali USA Life Reassurance Company (“Generali”), formerly Business Men’s Assurance Company. Generali was rated “A” (Excellent) by AM Best Company for 2005. Effective July 1, 2005, administration was taken over by Optimum Re on the Bulk ADB insurance. Optimum Re was rated “A-“(Excellent) by AM Best Company for 2005. In 2006 the Company reached an agreement with Optimum Re to reinsure this block under the same terms as Generali.

In 2005 and 2006, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Generali under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000. Effective July 1, 2005, administration was taken over by Optimum Re on the individual life insurance products. In 2006 the Company reached an agreement with Optimum Re to reinsure this block under the same terms as Generali.

From November 1, 2004 to December 31, 2004, BNLAC’s group life insurance was reinsured under a quota share reinsurance agreement with Hannover Life Reassurance Company of America. The reinsurer was liable for 90% of the risk on the life of each insured up to the policy maximum of $65,000 on the group life insurance. Hannover Life Reassurance Company of America was rated “A” (Excellent) by AM Best Company for 2005.

BNLAC entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its Group Life and Accidental Death and Dismemberment plans effective January 1, 2005 whereby Hartford accepts 90% of the risk up to a maximum of $100,000 per life. This reinsurance replaced Hannover Life Reassurance Company of America. Hartford was rated “A+” (Superior) by AM Best Company for 2005.

BNLAC’s Short Term Disability insurance is reinsured under a Quota Share reinsurance agreement with Assurant Health, Milwaukee, WI (formerly Fortis Benefits Insurance Company). The reinsurer is liable for 75% of the risk on each policy. Assurant Health was rated “A” (Excellent) by AM Best Company for 2005.

Group and individual dental is not reinsured due to the economics of the dental insurance business and the small annual maximum liability per policy.

Following is a summary of reinsurance for December 31, 2006, 2005 and 2004:

December 31, 2006	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
Life insurance in force (in thousands)	$43,645	$15,333	$-	$28,312	0.0%

Premiums-life insurance	$378,533	$71,370	$-	$307,163	0.0%
Premiums-accident and health	44,435,776	74,521	-	44,361,255	0.0%
Total insurance premiums	$44,814,309	$145,891	$-	$44,668,418	0.0%

8. Reinsurance (continued)
	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
December 31, 2005
Life insurance in force (in thousands)	$39,992	$14,531	$-	$25,461	0.0%

Premiums-life insurance	$294,370	$62,430	$-	$231,940	0.0%
Premiums-accident and health	44,090,958	55,051	-	44,035,907	0.0%
Total insurance premiums	$44,385,328	$117,481	$-	$44,267,847	0.0%

December 31, 2004
Life insurance in force (in thousands)	$37,207	$11,752	$-	$25,455	0.0%

Premiums-life insurance	$241,724	$61,668	$-	$180,056	0.0%
Premiums-accident and health	42,199,595	35,937	-	42,163,658	0.0%
Total insurance premiums	$42,441,319	$97,605	$-	$42,343,714	0.0%

9. Benefit Plans for Certain Brokers/Agents and Employees

In 1994, the Board of Directors and Shareholders approved the 1994 Brokers and Agents’ Nonqualified Stock Option Plan. This plan was established as an incentive to sales persons of BNLAC. Initially 250,000 shares were available under the plan. Options for an additional 1.75 million shares were authorized by the Board of Directors. The option period may not exceed a term of five years and the duration of the plan was ten years, expiring December 14, 2004. A four-member committee of Directors administers the plan. During 2003 and 2004, the Company granted 129,575 and 131,925 stock options, respectively, with an exercise price of $.75 per share for those granted in 2003 and $1.00 per share for those granted in 2004.

There were 245,575 stock options outstanding at December 31, 2006. The number of options expiring or forfeited were 148,205 and 103,725 in 2006 and 2005, respectively. There were 1,000 options exercised in 2006 and 17,450 options exercised in 2005. The fair value of options granted was estimated at $4,000 for 2004. These values were computed using a binomial method as prescribed in SFAS No. 123(R) and certain assumptions include a risk free interest rate of 5.0%, expected life of 3.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is .61 years and the weighted average exercise price is $.88. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority. The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company. The Company granted 60,300 options with an exercise price of $.75 in 2004 and 55,700 options with an exercise price of $.50 in 2003. No options were granted in 2006. The fair value of options granted is estimated at $11,000 in 2004 and $10,940 in 2003. This value was computed using a binomial method as prescribed in SFAS No. 123(R) and certain assumptions include a risk free interest rate of 5.0%, expected life of 10.0 years, expected volatility of 14.0% and no expected dividends due to statutory limitations. The estimated weighted average remaining life of the options is 6.4 years and weighted average exercise price is $.63. The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future. See Note 1.

The Company has a stock bonus plan for the benefit of certain Officers of the corporation. The plan provides for a bonus based on consolidated after-tax profits subject to specified limits. The bonus amount, net of taxes, will be used to purchase stock in the Company. Stock bonuses in the amount of $74,866, $100,000 and $100,000 were granted and charged to expense in each of the years 2006, 2005 and 2004, respectively. The maximum of 400,000 shares per officer was reached in 2006.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code. All employees who have attained age 21 and have completed one year of service are eligible to contribute. Employer contributions are discretionary. The Company contributed $61,853, $65,219 and $57,698 in 2006, 2005 and 2004, respectively.

10. Concentrations

The majority of the Company’s premium income and gross income continues to be generated by the dental insurance products. This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance. See Note 1. The Company has no distinctly reportable business segments.

11. Change in Accounting Estimate

Based on claims experience in 2006 and 2005, the estimate of claims liability at December 31, 2005 and 2004 was understated by approximately $83,000 and $93,000; respectively as described in Note 7. The change in estimate of this liability has contributed a corresponding increase in claims expense in 2006 and 2005.

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

12. Subsequent Events

There have been no events subsequent to December 31, 2006 that will have a material impact on the financial condition of the Company.

13. Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Premium Income	$11,316,687	$11,032,159	$11,081,025	$11,216,523
Net Investment Income	272,364	321,674	312,502	285,043
Marketing Fees	33,960	33,726	39,027	36,602
Vision Insurance Income	392,024	332,830	445,745	433,168
Realized Gains (Losses)	26,285	5,263	3,654	26,075
Expenses	(11,522,217)	(11,227,573)	(11,011,115)	(11,321,188)

Net Income	$519,103	$498,079	$870,838	$676,223

Earnings Per Share (Basic and Diluted)	$0.03	$0.03	$0.05	$0.05

Comprehensive Income	$505,645	$486,941	$926,155	$703,237

13. Unaudited Quarterly Results of Operations (continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Premium Income	$10,898,491	$11,239,144	$11,139,337	$11,026,855
Net Investment Income	249,206	245,295	241,661	267,451
Marketing Fees	29,016	33,459	23,205	29,553
Vision Insurance Income	231,161	244,042	263,591	312,926
Realized Gains (Losses)	51,769	7,368	53,616	27,130
Expenses	(10,884,681)	(11,330,984)	(11,230,729)	(10,864,792)

Net Income	$574,962	$438,324	$490,682	$799,123

Earnings Per Share (Basic and Diluted)	$0.03	$0.02	$0.03	$0.05

Comprehensive Income	$525,424	$444,364	$462,048	$791,713

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Balance Sheets

	2006	2005
Assets
Cash and cash equivalents	$74,502	$69,788
Investments, at fair value	192,100	191,750
Investment in equity securities, at fair value	-	870
Total Investments, Including Cash and Cash Equivalents	266,602	262,408

Accrued investment income	10,630	10,630
Loan to EPSI	1,357,407	1,357,407
Investment in Unconsolidated Subsidiaries and Affiliates, at equity (eliminated in consolidated statements)	14,789,381	13,683,238
Income tax asset	37,000	42,000
Other assets	154,126	187,382

Total Assets	$16,615,146	$15,543,065

Liabilities
Bonds payable	$1,639,984	$1,747,178
Loan from Brokers National Life Assurance Co.	320,782	569,788
Other liabilities	141,877	102,739
Total Liabilities	2,102,643	2,419,704

Shareholders' Equity

Common stock, $.02 stated value, 45,000,000 shares authorized; 17,213,170, shares issued and outstanding	344,264	344,264
Additional paid-in capital	7,582,732	7,608,519
Retained earnings	7,977,171	5,412,928
Treasury stock, at cost, 1,502,720; 383,879 shares, respectively	(1,460,020)	(252,971)
Unrealized appreciation of securities	68,356	10,622
Total Shareholders' Equity	14,512,503	13,123,362

Total Liabilities and Shareholders’ Equity	$16,615,146	$15,543,065

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statement of Operations

	2006	2005	2004
Income
Net investment income	$223,021	$202,003	$199,917
Marketing fees	143,315	115,232	165,275
Realized gain on debt extinguishment	35,730	102,067	495,462
Realized gains (losses)	(1,621)	-	1,800
Total Income	400,445	419,302	862,454

Expenses
General and administrative	211,236	141,873	224,820
Interest expense	120,246	168,496	184,408
Total Expenses	331,482	310,369	409,228

Income from operations before income taxes	68,963	108,933	453,226
Provision for income taxes	5,025	34,000	41,421

Net income before equity in undistributed income of subsidiaries	63,938	74,933	411,805
Equity in undistributed income of subsidiaries	2,500,306	2,228,156	2,240,698

Net Income	$2,564,244	$2,303,089	$2,652,503

Net Income Per Common Share (Basic and Diluted)	$.16	$.13	$.14

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statements of Cash Flows

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$2,564,244	$2,303,089	$2,652,503
Adjustments to compute cash provided by operating activities	(2,420,083)	(2,468,796)	(2,640,980)
Net Cash Provided (Used) by Operating Activities	144,161	(165,707)	11,523

Cash Flows from Investing Activities
Dividend from subsidiary	1,450,000	2,950,000	1,150,000
Proceeds from sale of furniture and equipment	-	-	1,800
Net Cash Provided by Investing Activities	1,450,000	2,950,000	1,151,800

Cash Flows from Financing Activities
Purchase of treasury stock	(1,297,948)	(2,432,056)	(619,262)
Sale of treasury stock	64,550	64,550	64,550
Stock options exercised	150	11,430	24,411
Payments on long term debt	(249,005)	(231,014)	-
Debt extinguishments	(107,194)	(157,690)	(666,643)
Net Cash Provided (Used) by Financing Activities	($1,589,447)	(2,744,780)	(1,196,944)
Net Increase (Decrease) in Cash and Cash Equivalents	4,714	39,513	(33,621)

Cash and Cash Equivalents, Beginning of Period	69,788	30,275	63,896

Cash and Cash Equivalents, End of Period	$74,502	$69,788	$30,275

                                                F-23