Form 10-Q
period 2007-03-31
BNL FINANCIAL CORP
filed 2007-05-15
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amended)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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
Yes __X__ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

As of March 31, 2007, the Registrant had 15,672,641 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2007 and the related Consolidated Statements of Income and Comprehensive Income for the three-month periods ended March 31, 2007 and 2006 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2006 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

 /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                  SMITH, CARNEY & CO., p.c.
May 15, 2007

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
ASSETS	2007 (Unaudited)	2006 (Audited)
Cash and cash equivalents	$ 2,008,864	$ 1,673,058
Investment in fixed maturities, at fair value Available for Sale (amortized cost $590,133, $590,133, respectively)	600,088	596,800
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $19,904,053; $18,798,802, respectively)	20,196,072	19,128,637
Other long-term investments	1,499,001	1,507,809
Investment in equity securities (cost $442,574; $442,574, respectively)	510,122	509,381
Total Investments, Including Cash and Cash Equivalents	24,814,147	23,415,685

Accrued investment income	245,885	223,295
Furniture and equipment, net	1,297,224	1,322,369
Deferred policy acquisition costs	368,694	359,491
Policy loans	159,628	153,798
Receivable from reinsurer	52,820	52,820
Premiums due and unpaid	1,073,785	1,086,103
Income tax assets	16,000	21,000
Intangible assets	141,399	142,853
Other assets	212,000	232,220
Total Assets	$28,381,582	$27,009,634

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,491,841	$2,472,849
Policy claims payable	2,458,969	2,508,125
Annuity deposits	2,432,601	2,536,225
Deferred annuity profits	284,486	288,389
Premium deposit funds	27,052	28,458
Supplementary contracts without life contingencies	14,463	17,241
Advanced and unallocated premium	1,280,142	875,089
Commissions payable	626,712	555,159
Accrued taxes and expenses	712,616	615,700
Bonds payable	1,623,777	1,639,984
Other liabilities	1,069,565	959,911
Total Liabilities	13,022,224	12,497,130

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170 shares issued and outstanding	344,264	344,264
Additional paid-in capital	7,583,449	7,582,733
Accumulated other comprehensive income	72,224	68,356
Accumulated surplus	8,852,431	7,977,171
Treasury stock, at cost; 1,540,529; 1,502,270 shares respectively	(1,493,010)	(1,460,020)
Total Shareholders' Equity	15,359,358	14,512,504
Total Liabilities and Shareholders' Equity	$28,381,582	$27,009,634

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31
	2007 (Unaudited)	2006 (Unaudited)
Income:
Premium income	$11,270,566	$11,316,687
Vision insurance income	509,505	392,024
Net investment income	325,047	272,364
Marketing fees	33,874	33,960
Realized gains on debt retirement	5,403	8,505
Realized gains	0	17,780

Total Income	12,144,395	12,041,320

Expenses:
Liability for future policy benefits expense	18,992	(59,811)
Policy benefits and other insurance costs	8,444,261	8,909,448
Amortization of deferred policy acquisition costs	3,867	3,779
Operating expenses	2,185,451	2,127,836
Taxes, other than income, fees and assessments	426,744	420,900

Total Expenses	11,079,315	11,402,152

Income from Operations before Income Taxes	1,065,080	639,168

Provision for income taxes	189,820	120,065

Net Income	$875,260	$519,103

Net income per common share (basic and diluted)	$0.06	$0.03

Weighted average number of fully paid common shares	15,701,335	16,821,440

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$61,602	$(8,526)
Reclassification adjustment for loss included in net income	-	(4,932)

Other Comprehensive Income (Loss)	61,602	(13,458)

Comprehensive Income	$936,862	$505,645

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31

Cash flows from operating activities:	2007 (Unaudited)	2006 (Unaudited)

Net income	$875,260	$519,103
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	-	(12,059)
Realized gain on furniture and fixtures		(5,723)
Realized gain on debt retirement	(5,403)	(8,505)
Decrease in deferred tax asset	(1,000)	16,000
Depreciation	69,690	67,311
Amortization of deferred acquisition costs, and intangibles	5,320	5,233
Accretion of bond discount	181	(1,334)
Change in assets and liabilities:
Increase in accrued investment income	(22,591)	(27,121)
Decrease in premiums due and unpaid	12,318	82,393
Increase (decrease) in liability for future policy benefits	18,992	(59,811)
Decrease in policy claims payable	(49,156)	(223,401)
Decrease in annuity deposits and deferred profits	(107,526)	(31,714)
Decrease in premium deposit funds	(1,406)	(1,487)
Increase in advanced and unallocated premium	405,053	384,601
Increase in commissions payable	71,553	138,881
Other, increase (decrease)	245,587	(105,644)
Net Cash Provided By Operating Activities	1,516,872	736,723

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	-	11,532
Proceeds from maturity or redemption - Held to Maturity Investments	65,617	961,523
Purchase of furniture and equipment	(44,552)	(357,064)
Purchase of fixed maturity securities - Held to Maturity Investments	(1,138,642)	(550,000)
Other investments - Line of credit payments received	8,807	8,638
Net Cash Provided By (Used In) Investing Activities	(1,108,770)	74,629

Cash flows from financing activities:
Net payments on supplementary contracts	(2,777)	(11,642)
Purchase of treasury stock	32,273	(28,407)
Bonds payable purchased	(101,792)	(17,010)
Exercised stock options	-	600
Net Cash Used In Financing Activities	(72,296)	(56,459)
Net Increase In Cash and Cash Equivalents	335,806	754,893
Cash And Cash Equivalents, Beginning Of Period	1,673,058	946,272
Cash And Cash Equivalents, End Of Period	$2,008,864	$1,701,165

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2007 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the period ended March 31, 2007. All such adjustments are of a normal and recurring nature.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Commission, for financial statements for the year ended December 31, 2006, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

2. Change in Accounting Estimate

The dental claims loss ratio was 61.2% during the first three months of 2007 compared to 65.2% for the same period in 2006. The decline in loss ratio is due to an approximate $400,000 over estimation of the claims liability at December 31, 2006, which had the effect of reducing claims expense in 2007 in accordance with the FASB #154 requirements regarding accounting for a change in estimate. The over estimation of claims liability at December 31, 2006 resulted in an increase in net income of approximately $332,000, net of tax, or $.02 per share for the quarter ended March 31, 2007. Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.   Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following standards which were reviewed by BNL Financial Corporation to determine the potential impact on its financial statements upon adoption.   BNL Financial Corporation has concluded that the following new accounting standards are applicable.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  In addition, it also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  BNL Financial Corporation has not elected early adoption of this standard and does not expect that SFAS 159 will have a material impact on its consolidated financial position, results from operations or cash flows.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. We have evaluated the impact of adopting FIN No. 48 on our consolidated financial statements, and the adoption of FIN No. 48 did not have a material effect on our consolidated financial position, cash flows and results of operations.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2007 and 2006 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At March 31, 2007, we had liquid assets of $2,008,864 in cash, money market savings accounts and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first three months of 2007, BNLAC collected $11,460,655 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $325,047. Other sources of cash flow in the first three months of 2007 were override commissions of $509,505 on vision products and marketing fees from EPSI Benefits Inc. of $33,874. The Company paid $7,373,387 of policy benefits in the first three months of 2007.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,499,001 consist of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.

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

Other long-term investments also include an operating line of credit agreement in the amount of $141,594. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75%.

In prior years the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements totaling approximately $545,000 in conjunction with a marketing agreement with, EPSI Benefits Inc. and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI to become licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI’S parent and its shareholders, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

We believe liquid assets, along with investment income, premium income and marketing fees will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At March 31, 2007, BNLAC had statutory capital and surplus of $14,131,301. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2007 was $11,270,566 compared to $11,316,687 for the same period in 2006. The decrease for the quarter was primarily due to a decrease in individual dental business.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses. The Company had vision insurance income of $509,505, in 2007 compared to $392,024 in 2006. The vision income increased by 30% in 2007 primarily due to increased addition sales of the voluntary plans.

Net investment income was $325,047 for the first quarter of 2007 compared to $272,364 for the first quarter of 2006. The 19% increase for the quarter was due to an increase in invested assets and an increase in investment yield in 2007 compared to 2006.

The Company received $33,874 of marketing fees from EPSI Benefits Inc. in the first quarter of 2007 compared to $33,960 for the same period last year. The operating results at EPSI Benefits have remained constant during the last year.

The Company had a realized gain on debt extinguishments of $5,403 in 2007, compared to $8,505 in 2006 due to the purchase of debentures payable at less than par value. The Company purchased fewer debentures in 2007 which resulted in less realized gain in debt extinguishments.

Realized gains were $0 for the first quarter of 2007 compared to a gain of $17,780 for the same period in 2006. The realized gains in 2006 resulted primarily from the maturity of bonds and sales of fixed assets.

For the first quarter of 2007, liability for future policy benefits expense was $18,922 compared to $(59,811) for the same period in 2006. The decrease in future policy benefits in 2006 was primarily due to the decrease in future policy benefits liability as a result of the terminated agreement between the Company and Southeast Managers, Inc. (“SEMI”). This agreement allowed SEMI to market a dental product of BNLAC in Tennessee. As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced.
.

Policy benefits and other insurance costs were $8,444,261 in the first quarter of 2007 compared to $8,909,448 for the same period in 2006. The decrease was primarily due to a decrease in the claims expense ratio. The statutory claims ratio on group dental insurance, which represents the ratio of claims expense incurred to premiums earned, was 61.2% for the first three months of 2007 compared to 65.2% for the first quarter of 2006.  In 2007, the claims ratio decrease on group dental business was primarily due to a $400,000 over estimation of unpaid claims at December 31, 2006. The liability for unpaid claims is difficult to calculate and group dental claims for the month of December, 2006, were $323,000 less than anticipated.

Amortization of deferred policy acquisition costs was $3,867 and $3,779 for the first quarter 2007 and 2006, respectively. Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the first quarter of 2007 operating expenses were $2,185,451 compared to $2,127,836 for the same period in 2006. The increase for the quarter is primarily due to an increase in payroll expense and accounting fees. These expense items increased in 2007 primarily due to an increase in profits which increased executive incentive bonuses and the timing of payments to our independent public accountants.

Taxes, other than on income, fees and assessments, were $426,744 for the first quarter of 2007 compared to $420,900 for the first quarter of 2006. The increase for the current year compared to 2006 is primarily due to an increase in premium taxes as a result of an increase in premiums collected.

The provision for income taxes in the first quarter of 2007 includes $181,820 current tax expense and $8,000 deferred tax expense compared to $93,165 current tax expense and $26,900 deferred tax credit. The increase in 2007 is primarily due to the increase in net income. Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the first quarter of 2007 was $1,065,080 compared to $639,168 for the same period in 2006. The increase in 2007 was primarily due to the lower policy benefits and other insurance costs as a result of a lower loss ratio on the group dental business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2007 and December 31, 2006. We held various financial instruments at March 31, 2007 and 2006, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2007 and December 31, 2006 was $20,504,141 and $19,395,602, respectively.

Based on testing at December 31, 2006, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $605,000. Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2007 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2007 totaled $510,122, or 2.1% of total investments and cash on a consolidated basis.

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

Item 4T. Controls and Procedures

Not applicable at this time.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first quarter of 2007.

Item 1A. Risk Factors.

No material changes from the Company’s response in its 2006 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first quarter of 2007.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
Month #1, Jan 1 thru Jan 31, 2007	39,334	$1.00	None	None
Month #1, Feb 1 thru Feb 28, 2007	--	$1.00	None	None
Month #3, Mar 1 thru 31, 2007	--	$1.00	None	None
Totals	39,334

(1) On March 27, 2007, the Company’s Board of Directors authorized an issuer tender offer for up to 4,625,714 of the Company’s outstanding Common Stock at a price of $1.25 per share. The Company’s Common Stock is not traded on any organized securities market and since March 27, 2007, the Company has not purchased any of its Common Stock. The Company anticipates filing its combined Schedule TO and 13E-3 for such issuer tender offer before May 18, 2007, and anticipates the tender offer will start on June 8, 2007, and expire on August 10, 2007, although that is subject to change.

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

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index
No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2006 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2006
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 4 herein and the explanation in Note 2 to the Notes to Consolidated Financial Statements (unaudited), page 6 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 1, 2007, as filed with the SEC on Schedule 14A on April 16, 2007, is incorporated by reference herein.

23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith - E2
32.1	Certification of Chief Executive Officer Section 906	Filed herewith - E3
32.2	Certification of Chief Financial Officer Section 906	Filed herewith - E3

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: May 15, 2007	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: May 15, 2007	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)

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

c)	To my knowledge and information, there were no events or circumstances as described in subparagraphs (a) and (b) above: and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2007

/s/ Wayne E. Ahart
_______________________________
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

c)	To my knowledge and information, there were no events or circumstances as described in subparagraphs (a) and (b) above: and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: May 15, 2007

 /s/ Barry N. Shamas
_______________________________
Barry N. Shamas
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF BNL FINANCIAL CORPORATION
PURSUANT TO 18 U.S.C. § 1350

In connection with the accompanying report on Form 10-Q for the period ending March 31, 2007 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Wayne E. Ahart
_______________________
Wayne E. Ahart
Chief Executive Officer
May 15, 2007

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF BNL FINANCIAL CORPORATION
PURSUANT TO 18 U.S.C. § 1350

In connection with the accompanying report on Form 10-Q for the period ending March 31, 2007 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Barry N. Shamas
_______________________
Barry N. Shamas
Chief Financial Officer
May 15, 2007