Form 10-Q
period 2007-06-30
BNL FINANCIAL CORP
filed 2007-08-14
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amended)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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
Yes  [   ]            No [ X ]

As of June 30, 2007, the Registrant had 15,578,516 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2007 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2007 and 2006 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2006 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated March 27, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

        /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                                                                                       SMITH, CARNEY & CO., p.c.
August 14, 2007

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
ASSETS	2007 (Unaudited)	2006 (Audited)
Cash and cash equivalents	$ 1,901,003	$ 1,673,058
Investment in fixed maturities, at fair value Available for Sale (amortized cost $590,133, $590,133, respectively)	597,738	596,800
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $20,542,210; $18,798,802, respectively)	20,840,485	19,128,637
Other long-term investments	1,489,682	1,507,809
Investment in equity securities (cost $326,498; $442,574, respectively)	449,150	509,381
Total Investments, Including Cash and Cash Equivalents	25,278,058	23,415,685

Accrued investment income	239,453	223,295
Furniture and equipment, net	1,325,620	1,322,369
Deferred policy acquisition costs	373,691	359,491
Policy loans	160,964	153,798
Receivable from reinsurer	52,820	52,820
Premiums due and unpaid	1,107,400	1,086,103
Income tax assets	18,000	21,000
Intangible assets	139,946	142,853
Other assets	276,464	232,220
Total Assets	$28,972,416	$27,009,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Liabilities for future policy benefits	$2,467,428	$2,472,849
Policy claims payable	2,530,521	2,508,125
Annuity deposits	2,464,067	2,536,225
Deferred annuity profits	277,817	288,389
Premium deposit funds	26,639	28,458
Supplementary contracts without life contingencies	11,648	17,241
Advanced and unallocated premium	1,369,145	875,089
Commissions payable	609,570	555,159
Accrued taxes and expenses	716,144	615,700
Bonds payable	1,615,677	1,639,984
Other liabilities	978,233	959,911
Total Liabilities	13,066,889	12,497,130

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170 shares issued and outstanding	344,264	344,264
Additional paid-in capital	7,583,449	7,582,733
Accumulated other comprehensive income	110,183	68,356
Accumulated surplus	9,525,598	7,977,171
Treasury stock, at cost; 1,634,654; 1,502,270 shares respectively	(1,657,967)	(1,460,020)
Total Shareholders' Equity	15,905,527	14,512,504
Total Liabilities and Shareholders' Equity	$28,972,416	$27,009,634
See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Income:
Premium income	$11,125,135	$11,032,159	$22,395,701	$22,348,846
Vision insurance income	487,250	332,830	996,755	724,854
Net investment income	300,793	321,674	625,840	594,038
Marketing fees	33,673	33,726	67,547	67,687
Realized gains on debt retirement	2,700	2,430	8,103	10,933
Realized gains	5,136	2,833	5,136	20,615

Total Income	11,954,687	11,725,652	24,099,082	23,766,973

Expenses:
Liability for future policy benefits expense	(24,413)	(58,487)	(5,420)	(118,298)
Policy benefits and other insurance costs	8,504,126	8,532,378	16,948,387	17,441,827
Amortization of deferred policy acquisition costs	4,653	3,996	8,520	7,775
Operating expenses	2,245,854	2,251,367	4,431,305	4,379,204
Taxes, other than income, fees and assessments	404,003	390,284	830,746	811,184

Total Expenses	11,134,223	11,119,538	22,213,538	22,521,692

Income from Operations before Income Taxes	820,464	606,114	1,885,544	1,245,281

Provision for income taxes	147,299	108,035	337,118	228,100

Net Income	$673,165	$498,079	$1,548,426	$1,017,181

Net income per common share (basic and diluted)	$0.04	$0.03	$0.10	$0.06

Weighted average number of fully paid common shares	15,675,591	16,795,299	15,701,335	16,821,440

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$(8,423)	$(4,269)	$53,179	$(12,794)
Reclassification adjustment for loss included in net income	(11,351)	(6,869)	(11,352)	(11,802)

Other Comprehensive Income (loss)	(19,774)	(11,138)	41,827	(24,596)

Comprehensive Income	$653,391	$486,941	$1,590.253	$992,585

(See accompanying notes and Independent Accountants’ Report)

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Cash flows from operating activities:	2007 (Unaudited)	2006 (Unaudited)
Net income	$1,548,426	$1,017,181
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(13,677)	(14,892)
Realized loss (gain) on furniture and fixtures	8,541	(5,723)
Realized gain on debt retirement	(8,103)	(10,935)
Decrease in deferred tax asset	(4,000)	-
Depreciation	144,963	158,471
Amortization of deferred acquisition costs, and intangibles	11,428	10,682
Accretion of bond discount	614	(3,445)
Change in assets and liabilities:
Increase in accrued investment income	(16,158)	(31,269)
(Increase) decrease in premiums due and unpaid	(21,297)	58,454
Decrease in liability for future policy benefits	(5,420)	(118,298)
Increase (decrease) in policy claims payable	22,396	(227,850)
Decrease in annuity deposits and deferred profits	(82,730)	(30,243)
Decrease in premium deposit funds	(1,819)	(2,103)
Increase in advanced and unallocated premium	494,056	170,281
Increase in commissions payable	54,410	44,116
Other, increase (decrease)	47,193	(144,113)
Net Cash Provided By Operating Activities	2,178,823	870,314

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	-	11,532
Proceeds from maturity or redemption - Held to Maturity Investments	939,809	2,569,357
Purchase of furniture and equipment	(148,213)	(400,170)
Proceeds from sales of equity securities	129,752	96,504
Purchase of fixed maturity securities - Held to Maturity Investments	(2,664,265)	(1,132,412)
Purchase of equity securities	-	(111,654)
Other investments – Line of credit payments received	18,128	17,613
Net Cash Provided By (Used In) Investing Activities	(1,724,789)	1,050,770

Cash flows from financing activities:
Net payments on supplementary contracts	(5,593)	(14,306)
Purchase of treasury stock	(204,635)	(42,489)
Bonds payable purchased	(16,205)	(21,869)
Exercised stock options	344	600
Net Cash Used In Financing Activities	(226,089)	(78,064)
Net Increase In Cash and Cash Equivalents	227,945	1,843,020
Cash And Cash Equivalents, Beginning Of Period	1,673,058	946,272
Cash And Cash Equivalents, End Of Period	$1,901,003	$1,789,292

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2007 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for the period ended June 30, 2007.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The dental claims loss ratio was 61.85% during the first six months of 2007 compared to 64.96% for the same period in 2006. The decline in loss ratio is due to an approximate $450,000 over estimation of the claims liability at December 31, 2006, which had the effect of reducing claims expense in 2007 in accordance with the FASB #154 requirements regarding accounting for a change in estimate. The  over estimation of claims liability at  December 31, 2006 resulted in an increase in  net income of approximately $373,500, net of tax, or $.02 per share for the six months ended June 30, 2007.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

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

4.  Issuer Tender  Offer and Schedule TO

The Company made an issuer tender offer pursuant to filings with the SEC for up to 2,700,000 shares of its outstanding common stock.  The offer to purchase the Company stock began July 9, 2007, at a price of $1.25 per share and will end September 10, 2007.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30, 2007 and 2006 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2007, we had liquid assets of $1,901,003 in cash, money market savings accounts and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first six months of 2007, BNLAC collected $22,557,889 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $996,755. Other sources of cash flow in the first six months of 2007 were override commissions of $625,840 on vision products and marketing fees from EPSI Benefits Inc. of $67,547. The Company paid $13,813,770 of policy benefits in the first six months of 2007.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,489,682 consist of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.

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

Other long-term investments also include an operating line of credit agreement in the amount of $132,275. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006, thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75%.

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

Our insurance operations are conducted through BNLAC. At June 30, 2007, BNLAC had statutory capital and surplus of $14,637,892. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2007 was $11,125,135 compared to $11,032,159 for the same period in 2006. Premium income for the first half of 2007 was $22,395,701 compared to $22,348,846 for the same period in 2006. The increase for the quarter and first half of the year was primarily due to an increase in group dental insurance premium.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  Vision insurance income for the second quarter of 2007 was $487,250 compared to $332,830 in the second quarter of 2006.  In the first half of 2007 vision income was $996,755 compared to $724,854 for the same period in 2006.  The vision income increased by 38% in 2007, primarily due to increased sales of the voluntary plans.

Net investment income was $300,793 for the second quarter of 2007 compared to $321,764 for the second quarter of 2006.  Net investment income for the first half of 2007 was $625,840 compared to $594,038 for the same period in 2006.  The decrease in the second quarter was primarily due to the receipt of some delinquent bond interest in the second quarter of 2006.  The increase in the first half was due to an increase in invested assets, and an increase in investment yield in 2007 compared to 2006.

The Company received $33,673 of marketing fees from EPSI Benefits Inc. in the second quarter of 2007 compared to $33,726 for the same period last year.  For the first half of 2007 marketing fees were $67,547 compared to $67,687 for the same period of 2006.  The operating results at EPSI Benefits have remained constant during the last year.

Realized gains on debt retirement were $2,700 for the second quarter of 2007 compared to a gain of $2,430 for the same period in 2006.  For the first half of 2007 realized gains were $8,103 compared to $10,933 for the same period in 2006.   The realized gains are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  The Company purchased fewer debentures in 2007 which resulted in less realized gain in debt extinguishments.

Realized gains were $5,136 for the second quarter and first half of 2007 compared to a gain of $2,833 for the second quarter and $20,615 for the first half of 2006.  The realized gains in both years resulted primarily from the maturity of bonds, sale of common stock and sale of fixed assets.

For the second quarter of 2007, liability for future policy benefits expense was ($24,413) compared to $(58,487) for the same period in 2006.  For the six-month period ended June 30, 2007, liability for future policy benefits expense was ($5,420) compared to ($118,298) for the same period in 2006.  The decrease in future policy benefits in 2006 was primarily due to the decrease in future policy benefits liability as a result of the terminated agreement between the Company and Southeast Managers, Inc. (“SEMI”).  This agreement allowed SEMI to market a dental product of BNLAC in Tennessee.  As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced.

Policy benefits and other insurance costs were $8,504,126 in the second quarter of 2007 compared to $8,532,378 for the same period in 2006.  In the first six months of 2007 policy benefits and other insurance costs were $16,948,387 compared to $17,441,827 for the same period in 2006.  The decrease for the quarter and first half of 2007 was primarily due to a decrease in the claims expense ratio.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 61.85% for the first half of 2007 compared to 64.96% for the first half of 2006.  In 2007, the claims ratio decrease on group dental business was primarily due to a $450,000 over estimation of unpaid claims at December 31, 2006.  The liability for unpaid claims is difficult to calculate and group dental claims for the month of December, 2006, were $326,000 less than was estimated.

Amortization of deferred policy acquisition costs was $4,653 and $3,996 for the second quarter and $8,520 and $7,775 for the first half of 2007 and 2006, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2007 operating expenses were $2,245,854 compared to $2,251,367 for the same period in 2006.  Operating expenses were $4,431,305 in the first six months of 2007 compared to $4,379,204 for the same period in 2006.  The increase for the first six-month period is primarily due to an increase in payroll expense resulting from increased executive incentive bonuses on higher profits.

Taxes, other than on income, fees and assessments, were $404,003 for the second quarter of 2007 compared to $390,284 for the second quarter of 2006.  Taxes, other than on income, fees and assessments, were $830,746 for the first half of 2007 compared to $811,184 for the same period in 2006.  The increase for the current year compared to 2006 is primarily due to an increase in premium taxes as a result of an increase in premiums collected.

The provision for income taxes in the second quarter of 2007 includes $159,298 current tax expense and $12,000 deferred tax credit compared to $134,035 current tax expense and $26,000 deferred tax credit in the second quarter of 2006.  The provision for income taxes in the first half of 2007 was $341,118 current tax expense and $4,000 deferred tax credit compared to $238,100 current expense and $10,000 deferred tax credit for the same period in 2006.  The increase in 2007 is primarily due to the increase in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the second quarter of 2007 was $820,464 compared to $606,114 for the same period in 2006.  For the first half of 2007 income from operations before income taxes was $1,885,544 compared to $1,245,281 for the same period in 2006.  The increase for the second quarter and first half of 2007 was primarily due to the decrease in the claims ratio resulting in lower policy benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2007 and December 31, 2006. We held various financial instruments at June 30, 2007 and 2006, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2007 and December 31, 2006 was $21,139,948 and $19,395,602, respectively.

Based on testing at December 31, 2006, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $605,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2007 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2007 totaled $449,150, or 1.8% of total investments and cash on a consolidated basis.

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

Item 4T.  Controls and Procedures

Not applicable at this time.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first half of 2007.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2006 10-K to Item 1A, Part I.

Item 2. Unregistered Purchase of Equity Securities.

The following table reports the purchases by the Company of its Common Stock during the first half of 2007.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
Month #1, Jan 1 thru Jan 31, 2007	39,334	$1.00	None	None
Month #1, Feb 1 thru Feb 28, 2007	--	--	None	None
Month #3, Mar 1 thru 31, 2007	--	--	None	None
Month #4, Apr 1 thru Apr 30, 2007	--	--	None	None
Month #5 May 1 thru May 31, 2007	--	--	None	None
Month #6 Jun 1 thru Jun 30, 2007	94,125	$1.25	None	None
Totals	133,459

(1)  On March 27, 2007, the Company’s Board of Directors authorized an issuer tender offer for up to 4,625,714 of the Company’s outstanding Common Stock at a price of $1.25 per share.  During the second quarter the Company filed and amended a Schedule TO with the Securities and Exchange Commission for an issuer tender offer up to 2,700,000 shares of the Company’s outstanding stock, at a price of $1.25 per share.  The issuer tender offer commenced on July 9, 2007 and expires on September 10, 2007.  The Company’s Common Stock is not traded on any organized securities market and since June 7, 2007, the Company has not purchased any of its Common Stock.

Item 3. Defaults Upon Senior Securities.

During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of Shareholders was held on May 22, 2007 in Des Moines, Iowa.  At the annual meeting the following individuals were elected to the Company’s Board of Directors: 11,945,830 voted in favor of  Ahart; 11,947,318 shares voted in favor of Byrd, Ledbetter and Mullins; 11,952,868 shares voted in favor of  Tobey; 11,945,818 shares voted in favor of Shamas; 11,951,818 shares voted in favor of Alexander, Barclay, Cernan, Greig, Miller, Schoelerman and McCormick; 11, 941,816 shares voted in favor of Fry; and 11,946,118  shares voted in favor Rigler; 36,042 shares were withheld from all nominees.

The shareholders also ratified the adoption of Smith, Carney & Co., p.c. as the Corporation’s independent auditors for the fiscal year 2007. 11,943,173 shares had voted in favor of the resolution; 11,501 shares had voted against the resolution; and 35,736 shares voted as abstaining.

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

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: August 14, 2007	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: August 14, 2007	By: Barry N. Shamas, Executive V.P.
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

Date: August 14, 2007

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

    Date: August 14, 2007

 /s/ Barry N. Shamas
_______________________________
Barry N. Shamas
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF BNL FINANCIAL CORPORATION
PURSUANT TO 18 U.S.C. § 1350

In connection with the accompanying report on Form 10-Q for the period ending June 30, 2007 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne E. Ahart, Chief Executive Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Wayne E. Ahart
_______________________
Wayne E. Ahart
Chief Executive Officer
August 14, 2007

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF BNL FINANCIAL CORPORATION
PURSUANT TO 18 U.S.C. § 1350

In connection with the accompanying report on Form 10-Q for the period ending June 30, 2007 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry N. Shamas, Chief Financial Officer of BNL Financial Corporation, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2.	The information contained in this Report fairly presents, in all material respects the financial condition and results of operations of the Company.

/s/ Barry N. Shamas
_______________________
Barry N. Shamas
Chief Financial Officer
August 14, 2007