Form 10-Q
period 2007-09-30
BNL FINANCIAL CORP
filed 2007-11-13
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amended)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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
Yes  [   ]            No [ X ]

As of September 30, 2007, the Registrant had 15,173,669 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2007 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Corporation’s management.

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

        /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                                                                                       SMITH, CARNEY & CO., p.c.
November 13, 2007

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
ASSETS	2007 (Unaudited)	2006 (Audited)
Cash and cash equivalents	$ 3,143,774	$ 1,673,058
Investment in fixed maturities, at fair value Available for Sale (amortized cost $590,133, $590,133, respectively)	603,344	596,800
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $19,517,696; $18,798,802, respectively)	19,631,489	19,128,637
Other long-term investments	1,479,783	1,507,809
Investment in equity securities (cost $326,498; $442,574, respectively)	530,415	509,381
Total Investments, Including Cash and Cash Equivalents	25,388,804	23,415,685

Accrued investment income	261,702	223,295
Furniture and equipment, net	1,257,011	1,322,369
Deferred policy acquisition costs	347,910	359,491
Policy loans	162,120	153,798
Receivable from reinsurer	52,820	52,820
Premiums due and unpaid	1,240,200	1,086,103
Income tax assets	-	21,000
Intangible assets	138,492	142,853
Other assets	138,314	232,220
Total Assets	$28,987,373	$27,009,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Liabilities for future policy benefits	$2,459,068	$2,472,849
Policy claims payable	2,614,054	2,508,125
Annuity deposits	2,411,493	2,536,225
Deferred annuity profits	267,173	288,389
Premium deposit funds	25,930	28,458
Income tax liability	18,000	-
Supplementary contracts without life contingencies	8,797	17,241
Advanced and unallocated premium	1,225,726	875,089
Commissions payable	488,462	555,159
Accrued taxes and expenses	634,510	615,700
Bonds payable	1,615,677	1,639,984
Other liabilities	923,824	959,911
Total Liabilities	12,692,714	12,497,130

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 17,213,170 shares issued and outstanding	344,264	344,264
Additional paid-in capital	7,589,199	7,582,733
Accumulated other comprehensive income	183,720	68,356
Accumulated surplus	10,347,551	7,977,171
Treasury stock, at cost; 2,039,501; 1,502,270 shares respectively	(2,170,075)	(1,460,020)
Total Shareholders' Equity	16,294,659	14,512,504
Total Liabilities and Shareholders' Equity	$28,987,373	$27,009,634
See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Income:
Premium income	$11,187,480	$11,081,025	$33,583,181	$33,429,870
Vision insurance income	482,579	445,745	1,479,334	1,170,599
Net investment income	337,856	312,502	963,696	906,540
Marketing fees	100,448	39,027	167,994	106,713
Realized gains on debt retirement	-	3,915	8,103	14,850
Realized gains	5,993	(261)	11,129	20,354

Total Income	12,114,356	11,881,953	36,213,437	35,648,926

Expenses:
Liability for future policy benefits expense	(8,360)	(28,088)	(13,780)	(146,386)
Policy benefits and other insurance costs	8,573,825	8,371,819	25,522,212	25,813,646
Amortization of deferred policy acquisition costs	5,616	6,911	14,136	14,685
Operating expenses	2,173,305	2,138,236	6,604,610	6,517,439
Taxes, other than income, fees and assessments	301,382	326,446	1,132,128	1,137,631

Total Expenses	11,045,768	10,815,324	33,259,306	33,337,015

Income from Operations before Income Taxes	1,068,588	1,066,629	2,954,131	2,311,911

Provision for income taxes	246,634	195,791	583,752	423,891

Net Income	$821,954	$870,838	$2,370,380	$1,888,020

Net income per common share (basic and diluted)	$0.05	$0.05	$0.15	$0.11

Weighted average number of fully paid common shares	15,675,591	16,532,522	15,701,335	16,701,162

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$73,573	$57,079	$126,716	$44,284
Reclassification adjustment for loss included in net income	-	(1,762)	(11,351)	(13,564)

Other Comprehensive Income (loss)	73,573	55,317	115,365	30,720

Comprehensive Income	$895,527	$926,155	$2,485,745	$1,918,740

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Cash flows from operating activities:	2007 (Unaudited)	2006 (Unaudited)
Net income	$2,370,380	$1,888,020
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(13,677)	(14,721)
Realized loss (gain) on furniture and fixtures	2,549	(5,633)
Realized gain on debt retirement	(8,103)	(14,850)
Decrease in deferred tax asset	18,000	15,000
Depreciation	262,248	244,285
Amortization of deferred acquisition costs, and intangibles	18,497	19,047
Accretion of bond discount	1,251	(3,098)
Change in assets and liabilities:
Increase in accrued investment income	(38,408)	(43,280)
(Increase) decrease in premiums due and unpaid	(154,096)	15,099
Decrease in liability for future policy benefits	(13,780)	(146,386)
Increase (decrease) in policy claims payable	105,929	(196,152)
Decrease in annuity deposits and deferred profits	(145,947)	(155,268)
Decrease in premium deposit funds	(2,528)	(2,514)
Increase in advanced and unallocated premium	350,637	112,151
Decrease in commissions payable	(66,697)	(29,118)
Other, increase	83,147	95,072
Net Cash Provided By Operating Activities	2,769,402	1,777,654

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	47,251	5,640
Proceeds from maturity or redemption - Held to Maturity Investments	2,242,642	2,654,553
Purchase of furniture and equipment	(246,690)	(468,426)
Proceeds from sales of equity securities	129,752	96,504
Purchase of fixed maturity securities - Held to Maturity Investments	(2,764,065)	(1,873,302)
Purchase of equity securities	-	(200,202)
Other investments – Line of credit payments received	28,026	26,387
Net Cash Provided By (Used In) Investing Activities	(563,084)	241,154

Cash flows from financing activities:
Net payments on supplementary contracts	(8,444)	(17,004)
Purchase of treasury stock	(711,299)	(1,234,786)
Treasury shares sold	-	64,550
Bonds payable purchased	(16,205)	(29,700)
Exercised stock options	346	150
Net Cash Used In Financing Activities	(735,602)	(1,216,790)
Net Increase In Cash and Cash Equivalents	1,470,716	802,018
Cash And Cash Equivalents, Beginning Of Period	1,673,058	946,272
Cash And Cash Equivalents, End Of Period	$3,143,774	$1,748,290
See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.

The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2007 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the period ended September 30, 2007.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The group dental claims loss ratio was 62.64% during the first nine months of 2007 compared to 64.18% for the same period in 2006. The decline in loss ratio is due to an approximate $490,000 over estimation of the claims liability at December 31, 2006, which had the effect of reducing claims expense in 2007 in accordance with the FASB #154 requirements regarding accounting for a change in estimate. The over estimation of claims liability at December 31, 2006 resulted in an increase in net income of approximately $405,500, net of tax, or $.02 per share for the nine months ended September 30, 2007.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

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

4.  Issuer Tender Offer and Schedule TO

The Company made an issuer tender offer pursuant to filings with the SEC for up to 2,700,000 shares of its outstanding common stock.  The offer to purchase the Company stock began July 9, 2007, at a price of $1.25 per share and ended September 10, 2007 with 420,246, shares purchased for $525,308.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the nine months ended September 30, 2007 and 2006 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2007, we had liquid assets of $3,143,774 in cash, money market savings accounts and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first nine months of 2007, BNLAC collected $33,405,078 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $963,696. Other sources of cash flow in the first nine months of 2007 were override commissions of $1,479,334 on vision products and marketing fees from EPSI Benefits Inc. of $167,994. The Company paid $20,940,994 of policy benefits in the first nine months of 2007.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,479,783 consist of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.

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

Other long-term investments also include an operating line of credit agreement in the amount of $122,376. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006, thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75%.

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

Our insurance operations are conducted through BNLAC. At September 30, 2007, BNLAC had statutory capital and surplus of $14,793,438. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2007 was $11,187,480 compared to $11,081,025 for the same period in 2006. Premium income for the first nine months of 2007 was $33,583,181 compared to $33,429,870 for the same period in 2006. The increase for the quarter and nine months of the year was primarily due to an increase in group dental insurance premium.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  Vision insurance income for the third quarter of 2007 was $482,579 compared to $445,745 in the third quarter of 2006.  In the first nine months of 2007 vision income was $1,479,334 compared to $1,170,599 for the same period in 2006.  The vision income increased by 26% in 2007, primarily due to increased sales of the voluntary plans (lower participation requirements).

Net investment income was $337,856 for the third quarter of 2007 compared to $312,502 for the third quarter of 2006.  Net investment income for the first nine months of 2007 was $963,696 compared to $906,540 for the same period in 2006.   The increase in the first nine months and the third quarter was due to an increase in invested assets, and an increase in investment yield in 2007 compared to 2006.

The Company received $100,448 of marketing fees from EPSI Benefits Inc. in the third quarter of 2007 compared to $39,027 for the same period last year.  For the first nine months of 2007 marketing fees were $167,994 compared to $106,713 for the same period of 2006.  In the third quarter of 2007, marketing fees increased due to additional funds available at EPSI from higher profits during the year.

Realized gains on debt retirement were $0 for the third quarter of 2007 compared to a gain of $3,915 for the same period in 2006.  For the first nine months of 2007 realized gains were $8,103 compared to $14,850 for the same period in 2006.   The realized gains are due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  The Company purchased fewer debentures in 2007 which resulted in less realized gain in debt extinguishments.

Realized gains were $5,993 for the third quarter and $11,129 for the first nine months of 2007 compared to a loss of $261 for the third quarter and a gain of $20,354 for the first nine months of 2006.  The realized gains in both years resulted primarily from the maturity of bonds, sale of common stock and sale of fixed assets.

For the third quarter of 2007, liability for future policy benefits expense was ($8,360) compared to $(28,088) for the same period in 2006.  For the nine-month period ended September 30, 2007, liability for future policy benefits expense was ($13,780) compared to ($146,386) for the same period in 2006.  The decrease in future policy benefits in 2006 was primarily due to the decrease in future policy benefits liability as a result of the terminated agreement between the Company and Southeast Managers, Inc. (“SEMI”).  This agreement allowed SEMI to market a dental product of BNLAC in Tennessee.  As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced.

Policy benefits and other insurance costs were $8,573,825 in the third quarter of 2007 compared to $8,371,819 for the same period in 2006.  In the first nine months of 2007 policy benefits and other insurance costs were $25,522,212 compared to $25,813,646 for the same period in 2006.  The decrease for the first nine months of 2007 was primarily due to a decrease in the claims expense ratio.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 62.64% for the nine months of 2007 compared to 64.18% for the nine months of 2006.  In 2007, the claims ratio decrease on group dental business was primarily due to a $490,000 over estimation of unpaid claims at December 31, 2006.  The liability for unpaid claims is difficult to calculate and group dental claims for the month of December, 2006, were $328,000 less than was estimated.

Amortization of deferred policy acquisition costs was $5,616 and $6,911 for the third quarter and $14,136 and $14,685 for the first nine months of 2007 and 2006, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2007 operating expenses were $2,173,305 compared to $2,138,236 for the same period in 2006.  Operating expenses were $6,604,610 in the first nine months of 2007 compared to $6,517,439 for the same period in 2006.  The increase for the quarter and nine-month period is primarily due to an increase in agent recruiting and production bonuses and payroll expense, part of which was due to increased executive incentive bonuses on higher profits.

Taxes, other than on income, fees and assessments, were $301,382 for the third quarter of 2007 compared to $326,446 for the third quarter of 2006.  Taxes, other than on income, fees and assessments, were $1,132,128 for the first nine months of 2007 compared to $1,137,631 for the same period in 2006.  The slight decrease for the current year and the third quarter is due to a timing difference on payment of certain city and state fees and taxes.

The provision for income taxes in the third quarter of 2007 includes $217,634 current tax expense and $29,000 deferred tax expense compared to $172,400 current tax expense and $23,391 deferred tax expense in the third quarter of 2006.  The provision for income taxes in the nine months of 2007 was $558,752 current tax expense and $25,000 deferred tax expense compared to $410,500 current expense and $13,391 deferred tax expense for the same period in 2006.  The increase in 2007 is primarily due to the increase in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the third quarter of 2007 was $1,068,588 compared to $1,066,629 for the same period in 2006.  For the nine months of 2007 income from operations before income taxes was $2,954,131 compared to $2,311,911 for the same period in 2006.  The increase for the third quarter and nine months of 2007 was primarily due to the decrease in the claims ratio resulting in lower policy benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2007 and December 31, 2006. We held various financial instruments at September 30, 2007 and September 30, 2006, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2007 and December 31, 2006 was $20,121,040 and $19,395,602, respectively.

Based on testing at December 31, 2006, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $605,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2007 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2007 totaled $530,415, or 2.1% of total investments and cash on a consolidated basis.

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

Item 4T.  Controls and Procedures

Not applicable at this time.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any legal proceedings during the first nine months of 2007.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2006 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the nine months of 2007.

 (c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
Month #1, Jan 1 thru Jan 31, 2007	39,334	$1.00	--	None
Month #2, Feb 1 thru Feb 28, 2007	--	--	--	None
Month #3, Mar 1 thru 31, 2007	--	--	--	None
Month #4, Apr 1 thru Apr 30, 2007	--	--	--	None
Month #5 May 1 thru May 31, 2007	--	--	--	None
Month #6 Jun 1 thru Jun 30, 2007	94,125	$1.25	--	None
Month #7 Jul 1 thru Jul 31, 2007	--	--	--	None
Month #8 Aug 1 thru Aug 31, 2007	--	--	--	None
Month #9 Sep 1 thru Sep 30, 2007	420,246	$1.25	420,246	None
Totals	553,705		420,246

(1)  On March 27, 2007, the Company’s Board of Directors authorized an issuer tender offer.  During the third quarter the Company, pursuant to an amended Schedule TO filed with the Securities and Exchange Commission, completed an issuer tender offer up to 2,700,000 shares of the Company’s outstanding stock at a price of $1.25 per share.  The issuer tender offer commenced on July 9, 2007 and expired on September 10, 2007.  The Company purchased 420,246 shares under its issuer tender offer.  The Company’s Common Stock is not traded on any organized securities market and, other than its issuer tender offer, during September of 2007 the Company has not purchased any of its Common Stock.

Item 3. Defaults Upon Senior Securities.

During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders.

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

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: November 13, 2007	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: November 13, 2007	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)