Form 10-K
period 2007-12-31
BNL FINANCIAL CORP
filed 2008-03-28
CIK 757641

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):
 Large accelerated filer [   ]  Accelerated filer [   ]
 Non-accelerated filer [ X ]  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ] No [ X ]
The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2007 cannot be determined due to the limited trading in the Company’s stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2007, the Registrant had outstanding 15,213,712 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,939,400 shares owned by affiliates of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 22, 2008 have been incorporated by reference into Part III of this Form 10-K

PART 1

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

BNL Financial Corporation	----------->	Consumer's Protective Association (Inactive Association)
||
Brokers National Life Assurance Company
||
BNL Brokerage Corporation

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2007 marketed life and accident and health insurance.  In 1987 BNLAC began selling insurance in Iowa.  In 1992, BNLAC redomesticated to Arkansas and expanded its sales to other states through the acquisition of Statesman Life Insurance Company.  The Company has no foreign operations.

In 2007, BNLAC was granted a certificate of authority in North Carolina, Virginia, Vermont, Maine, Maryland and District of Columbia and in the first quarter of 2008 the Company received a certificate of authority in Hawaii.  This makes 44 states and the District of Columbia the Company is able to offer life and accident and health insurance on an individual and group basis.

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

BNLAC also markets group vision insurance products that are underwritten (issued) by other insurance companies.  BNLAC "co-brands" these products with its name and logo and markets them through its sales force. BNLAC collects overwrite commissions and/or administrative fees on these products and does not have any exposure to underwriting (claims) losses.

Statistics by line of business are as follows (gross before reinsurance):

	2007	2006
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance	$ 292,000	$ 263,000
Individual Annuities(1)	70,000	83,000
Group Dental Insurance	42,299,000	43,084,000
Miscellaneous A&H insurance	2,356,000	2,219,000

Total	$45,017,000	$45,649,000

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance	$ 284,000	$ 303,000
Individual Annuities(1)	61,000	73,000
Group Dental Insurance	41,926,000	42,132,000
Miscellaneous A&H insurance	2,069,000	2,242,000

Total	$44,340,000	$44,750,000
III. Face Value of Insurance:
Ordinary Life Insurance	$43,879,000	$43,645,000
Accidental Death Insurance	120,655,000	112,085,000

Total	$164,534,000	$155,730,000
(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:
State	Life Premiums	Annuity	Accident and Health	Total
Georgia	$ 20,000	$-	$3,667,000	$3,687,000
Louisiana	18,000	-	3,562,000	3,580,000
Oregon	1,000	-	2,867,000	2,868,000
Arkansas	26,000	-	2,600,000	2,626,000
Indiana	12,000	-	2,522,000	2,534,000
Minnesota	8,000	-	2,504,000	2,512,000
Michigan	12,000	-	2,426,000	2,438,000
Ohio	3,000	-	2,315,000	2,318,000
Idaho	1,000	-	2,234,000	2,235,000
All Other States	183,000	61,000	19,298,000	19,542,000
Total	$284,000	$ 61,000	$43,995,000	$44,340,000

The following chart shows group and individual dental insurance premiums collected for each of the past five years ended December 31.

	Group Dental	Individual Dental
	Gross Premiums Collected	Gross Premiums Collected
2007	$41,926,000	$1,785,000
2006	42,132,000	1,988,000
2005	41,629,000	2,033,000
2004	40,681,000	1,594,104
2003	38,813,000	872,000

The following chart shows group dental insurance claims paid and incurred claims ratios for each of the five years ended December 31.  The incurred claims loss ratio represents the ratio of incurred claims to premiums earned.
		Incurred
	Gross	Claims
Group Dental Insurance	Claims Paid	Ratio
2007	$26,340,000	61.8%
2006	27,127,000	64.1%
2005	26,046,000	63.1%
2004	25,044,000	62.3%
2003	24,279,000	62.7%

Agents' Commissions
On December 31, 2007, BNLAC had 4,478 general agents and brokers that market its policies in 44 states compared to 4,728 agents and brokers on December 31, 2006.

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

In 2007, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with  Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2007.

In  2007, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2007.

BNLAC entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its group life and accidental death and dismemberment plans effective January 1, 2005 whereby Hartford accepts 90% of the risk up to a maximum of $100,000 per life.  This reinsurance replaced Hannover Life Reassurance Company of America.  Hartford was rated “A+” (Superior) by AM Best Company for 2007.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier effective January 1, 2007. The Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis, 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.   Hannover was rated “A” (Excellent) by AM Best Company for 2007

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A” (Excellent) by AM Best Company for 2007.

Group and individual dental is not reinsured due to the economics of the dental business and the small annual maximum liability per policy.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

	Gross			Net
	Insurance	Reinsurance	Reinsurance	Insurance
	In Force	Ceded	Assumed	In Force
Life Insurance
2007	$43,879,000	$14,074,000	$ 0	$ 29,805,000
2006	43,645,000	15,333,000	0	28,312,000
2005	39,992,000	14,531,000	0	25,461,000
2004	37,207,000	11,752,000	0	25,455,000
2003	37,832,000	12,782,000	0	25,050,000

Accidental Death Insurance
2007	$120,655,000	$108,590,000	$ 0	$ 12,065,000
2006	112,085,000	100,877,000	0	11,208,000
2005	79,643,000	71,834,000	0	7,809,000
2004	65,629,000	59,238,000	0	6,391,000
2003	52,095,000	46,885,500	0	5,209,500

Investments
BNLAC invests its available funds in certificates of deposit, US Treasury Bills, US Government and Agency bonds and corporate bonds and common stocks.  The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's statutory net investment income and ratio of net return on mean invested assets were as follows:

Year	BNLAC Statutory Net Investment Income	Net Return on Mean Invested Assets
2007	$1,123,716	4.8%
2006	1,005,774	4.6%
2005	853,563	4.0%
2004	879,351	4.4%
2003	854,548	4.2%

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC.  The “Company Action Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred.  The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company’s total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.  If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered.  At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 75% but greater than or equal to 50% of its RBC.  At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control.  Calculations using the NAIC formula at December 31, 2007 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 1,097% and, therefore, significantly above the Company Action Level.

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

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others.  These groups range in size from three to approximately 1,083 persons.  BNLAC also sells its products to individuals.  BNLAC is a small insurance company which has no identifiable market share.  BNLAC is not ranked according to its size or volume of sales.

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

Personnel
At December 31, 2007 BNLAC had four executive officers and 68 full-time administrative personnel.  BNLAC’s administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters.  The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent.  The Company currently has no employees which are represented by a labor union.  BNLAC uses a third party administrator to process dental claims.

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

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements will be amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $355,000 and $380,000 for 2007 and 2006, respectively.

BNLF leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $18,750 per year.  BNLAC incurs 100% of the rental expense.

In November of 2007, BNLAC terminated its lease of 288 square feet of office space in Des Moines, IA.  At December 31, 2007, employees of the Des Moines office worked from their homes and there are no plans to lease additional office space in Des Moines at this time.

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

5

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class.  The balance of Bonds Payable was $1,607,576 and $1,639,984 at December 31, 2007 and 2006, respectively.  The bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL. The estimated annual impact to earnings per share was approximately $.013 per share.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

The Company has made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $32,408, and $107,194 in 2007 and 2006; respectively.  Gains from early extinguishments of the debt were $10,803, $35,732 and $102,067 in 2007, 2006 and 2005; respectively.

ITEM 4. Submission of Matters to a Vote of  Security Holders

No matters were submitted for a vote during the fourth quarter of 2007.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters

 and Issuer Purchase of Equity Securities

Market for Stock

The Company made an issuer tender offer effective June 8, 2007 (with a Form TO filing with the Securities and Exchange Commission) at a purchase price of $1.25 per share ("2007 Issuer Tender Offer").  The 2007 Issuer Tender Offer terminated on September 10, 2007, and as a result the Company purchased 420,247 shares of its Common Stock for a total amount of $525,309.  The Company purchased an additional 183,100 shares at the request of shareholders at $1.25 per share in 2007.

During the fourth quarter of 2007, the Company retired 1,749,205 treasury shares.

Beginning on June 8, 2006 the Company made an issuer tender offer (with a Form TO filing with the Securities and Exchange Commission) at a purchase price of $1.00 per share ("2006 Issuer Tender Offer").  The 2006 Issuer Tender Offer terminated on September 8, 2006, and as a result the Company purchased 1,192,729 shares of its Common Stock for a total amount of $1,192,729.  The Company purchased an additional 55,562 shares at the request of shareholders at $1.00 per share in 2006.

The stock is not traded on any established trading market.

Purchases of Common Stock During Last Quarter

The following table sets forth the shares of the Company’s outstanding Common Stock which the Company purchased during each of the three months within the fourth quarter of fiscal year ending December 31, 2007:

Period	(a) Total number of shares purchased Note 1	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1 (October 1–31)	1,980	$1.25	NA	NA
Month #2 (November 1-30)	51,502	$1.25	NA	NA
Month #3 (December 1-31)	6,005	$1.25	NA	NA
Total	59,487	$1.25	NA	NA

Note 1 to the above table:  During the fourth quarter of 2007, the Company did not have any publicly announced plan or program to repurchase its outstanding Common Stock.  From time to time, some shareholders of the Company request the Company to purchase their stock and the Company does, from time to time, make such repurchases but only does so in its sole and absolute discretion and the Company is under no obligation to make any such repurchases in the future.

Holders
As of December 31, 2007 there were 2,013 record holders of the Company's common stock.

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

Of the options granted through December 2004, there were 110,425 stock options outstanding at December 31, 2007.  The number of options expiring or forfeited were 122,675 and 148,205 in 2007 and 2006, respectively.  There were 12,475 options exercised in 2007 and 1,000 options exercised in 2006. The remaining options expire in 2008.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  The Company granted options for 116,000 shares prior to 2006.  No options were granted in 2007 and 2006.  The fair value of options granted is estimated at $11,000 in 2005 and $10,940 in 2003.  This value was computed using a binomial method as prescribed in SFAS No. 123(R).  There were 103,000 options outstanding at December 31, 2007.  The estimated weighted average remaining life of the options is 6.4 years and weighted average exercise price is $.63.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1.

The table below sets forth the Equity Compensation Plans as of December 31, 2007.

Plan Category	A Number of Securities to be issued upon exercise of outstanding options	B Weighted Average exercise price of outstanding options	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Approved by security holders

Brokers and Agents Plan	110,425	$1.00	-

Not approved by security holders

Employee Plan	103,000	$.63	134,000

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6.  Selected Financial Data

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2007 are derived from the Company's consolidated financial statements.  The consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007 are included elsewhere in this Form 10-K.
	2007*	2006	2005	2004	2003
Total Income............................................................	$48,084,920	$47,646,337	$46,614,276	$44,906,665	$42,505,179
Net Income ...............................................................	$ 3,449,368	$ 2,564,243	$ 2,303,089	$ 2,652,503	$ 2,736,355
Net Income Per Common Share...........................................................	$ .22	$ .16	$ .13	$ .14	$ .14
Total Assets................................................................	$30,301,075	$27,009,634	$26,621,477	$26,058,520	$24,555,254
Total Liabilities........................................................	$13,004,202	$12,497,130	$13,498,115	$12,798,984	$13,204,072
Average Shares Outstanding................................	15,602,725	16,481,342	17,495,881	19,184,245	20,082,075

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated financial condition of the Company at December 31, 2007, 2006 and 2005 and the consolidated results of operations for the periods ended December 31, 2007, 2006 and 2005.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Management believes the Company's current critical accounting policies are comprised of the following:

Liabilities for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry.  Management uses an independent actuary to formulate this estimate.  Differences in the estimates and actual results may result in revised claims expense which is recognized in the period in which the difference is determined.  See Note 1, 7 and 11 to our financial statements for the effect on the year 2007.

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

The following is a summary description of the Company’s methodology for estimating its claim liabilities for its insurance policies.  The Company and management believe that this discussion constitutes forward-looking statements and, therefore, this discussion is given full safe-harbor.

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

Dental Insurance – Group and Individual

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

As to the consistency of the Company’s estimation of its claim liabilities (the policy claims payable on the Company’s balance sheet), you may reference Notes 7 and 11 to the Company’s Financial Statements.  Notes 7 and 11 present data indicating the actual claims paid in a subsequent fiscal year for a prior fiscal year; actual claims incurred in a subsequent year for a prior fiscal year; and the claim liabilities for the prior fiscal year.  Notes 7 and 11 are limited to the most recent fiscal year being reported, December 31, 2007, and the previous fiscal years of 2006 and 2005.

Life  Insurance – Group and Individual – and Annuities

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

The discussion in this paragraph relates to the months where the completion factors are deemed to be fully credible which are typically the months prior to November and December.    The completion factors have been relatively stable in the recent past.  In the future, there could be changes in the trend of completion factors.  The Company and its independent consulting actuary review the trends in the completion factors and when necessary make judgments as to the Single Point Estimate value for these items.  Such estimates are based on observable trends and would also reflect any known major changes.  Professional judgments are made based on the experience of the actuary and Company’s financial personnel and management.  To observe the possible sensitivity of assuming 100% reliance on completion factors for claims incurred during the months for which completion factors are believed to be fully credible, if the associated claim liabilities for those months had increased by 5%, the year-end December 31, 2007, claim liabilities would have been increased by approximately $19,000.

The discussion in this paragraph relates to the months where the completion factors are deemed to be not fully credible which are typically the months of November and December.  The choice of the loss ratio assumption or claims per insured per month assumption for the most recent month of the claim was incurred may also have an impact on the liability estimate. These assumptions are monitored for trends.  The Company and its consulting actuary monitor the loss ratio and claims per insured month and override the completion factor approach for the most recent months before the Company’s financial statement date where the completion factors are not fully credible, i.e. November and December.  To observe the possible sensitivity of assuming 100% reliance on loss ratio or claims per insured per month factors for claims incurred during the months for which completion are believed to be not fully credible (typically November and December of a fiscal year), if the loss ratio or claims per insured per month had increased by 3% for those months (a multiple of 1.03), the associated claim liabilities for those months and the year end December 31, 2007, claim liability would have been increased by approximately $127,000.

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

At December 31, 2007 and 2006, respectively, the Company had gross deferred tax assets of $1,129,371 and $1,397,439 with corresponding valuation allowances of $812,466 and $1,072,825, and gross deferred tax liabilities of $346,506 and $303,614, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover.  The resulting net deferred tax liability at December 31, 2007 is $29,601 compared to a deferred tax asset of $21,000 at December 31, 2006.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2007	2006	2005

Current tax provisions	$ 773,032	$ 514,377	$ 448,040
Deferred tax provision	40,602	4,025	79,001

Total income tax provision	$813,634	$518,402	$527,041

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Book income before tax	$4,263,002	$ 3,082,645	$2,830,130

Income tax computed at statutory rate (34%)	$1,449,421	$ 1,048,099	$ 962,244
Valuation allowance for AMT credit	(85,000)	110,461	106,891
Revision of valuation allowance	173,923	(116,108)	51,499
Rate differential	(724,710)	(524,050)	(593,593)

Total income tax provision (benefit)	$ 813,634	$ 518,402	$ 527,041

The Company has net operating loss carry forwards for income tax purposes at December 31, 2007 as follows:
Expiring

2008	$ 203,000
2009	162,000
2010	186,000
2011	66,000
2012	193,000
2018	105,000
2019	86,000
2020	65,000

$1,066,000

Financial Condition

	2007	2006	2005
Income from Operations before Income Taxes	$4,263,002	$3,082,645	$2,830,130
Book Value Per Share	$1.14	$0.92	$0.78
Stockholders' Equity	$17,296,872	$14,512,504	$13,123,361
Statutory Capital and Surplus of Insurance Subsidiary	$15,834,457	$13,223,044	$12,114,024
A.M. Best Financial Rating	B+	B+	B+

The statutory capital and surplus of the insurance subsidiary increased in 2007 and 2006 primarily due to income from operations.

Liquidity and Capital Resources

At December 31, 2007 the Company had liquid assets of $4,937,983 in cash, T-Bills, receivable on fixed securities, money market savings accounts, and short-term certificates of deposit.   All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow.  In 2007, BNLAC collected approximately $44.2 million of premiums and annuity deposits (gross before reinsurance) and $1,150,335 of net investment income. Another source of cash flow in 2007 was overwrite commissions of $1,979,359 on vision products. During the year the Company incurred $33,496,995 in policy benefits and other insurance costs.

The net cash flow for 2007 was $3,264,925 versus operating income of $4,263,002.   The difference is primarily due to the purchase of $780,352 of the Company’s treasury stock and the purchase of fixed assets and leasehold improvements of $252,506.

Approximately $599,600 of the bond portfolio is classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. The bonds include auto industry  bonds, government agencies and U. S. Treasury Bonds that have unrealized profits.  The Company may sell these bonds before they mature.

Approximately $19.1 million of the bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost.  This classification reflects management's ability and intent to hold the bonds until maturity.  No adjustments to surplus are made as bond values change.

The table below discloses the unrealized gains and losses on the "Held to Maturity" bonds.
Portfolio Designated “Held to Maturity” December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$13,330,227	$ 29,588	$ 43,188	$13,316,627
Corporate securities	3,441,590	49,117	71,705	3,419,002
Mortgage-backed securities GNMA & FNMA CMO	2,315,930	4,074	27,720	2,292,284

Totals	$19,087,747	$ 82,779	$ 142,613	$19,027,913

The Company’s investments are primarily in U.S. Government and Government Agencies ($15,646,157 amortized book value), other investment grade bonds ($2,886,306 amortized book value) and less than investment grade ($422,343 amortized book value).

The table below discloses the unrealized gains and losses on the bonds that are less than investment grade.

Less Than Investment Grade Bonds December 31, 2007	S&P Rating	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Ford Motor Company	CCC+	$187,592	$ -	$ 59,592	$128,000
General Motors Acceptance Corporation	BB+	100,000	-	10,000	90,000
Provident Companies Inc.	BB+	136,239	10,461	-	146,700

Totals		$423,831	$10,461	$69,592	$364,700

  The Company does not hedge its investment income through the use of derivatives.

Other long term investments of $1,470,054 consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation.  The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015.  To protect its interest,  BNLF may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.  The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, BNLAC.  In 2008 discussions began with EBI regarding a possible acquisition of a controlling interest in EBI (see Note 12 to the financial statements).  BNLF receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $112,647 and $150,402 in 2007 and 2006 respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2011.  The line of credit is at 8.00% with interest and principal payable monthly to BNLAC.

On November 5, 2001 the Company’s Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings").  One term of the settlement was the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company’s common stock owned by the members of the class.  The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year’s earnings.  The total principal amount of bonds payable at December 31, 2007 is $1,607,576 compared to $1,639,948 at December 31, 2006.  Bond interest expense was $112,322, and $86,700 in 2007 and 2006; respectively.  BNLAC will pay dividends to BNL

Financial Corporation for the payment of interest to the bondholders. The maximum amount of dividends, which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner, is subject to restrictions relating to statutory surplus.  The Arkansas Insurance Commissioner has reviewed and approved the settlement.  The Company does not expect the dividend restrictions to impact its ability to meet its cash needs.  The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2007, BNLAC paid dividends totaling $1,000,000 to BNLF for the purchase of Company stock and for other general operating funds compared to $1,450,000 dividends paid in 2006 for operating funds and to purchase common stock.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2007.
Long-Term Contractual Obligations *	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Bonds and Related Future Interest Payable**	$ 2,166,000	$ 96,000	$ 192,000	$ 192,000	$1,686,000
Operating Lease Obligations	$ 1,733,000	$ 337,000	$ 610,000	$ 608,000	$ 178,000
Liability for Future Policy Benefits (Note A.)	$ 9,731,655	$ 1,317,066	$ 2,122,810	$1,495,170	$4,796,609
Policy Claims Payable (Note B.)	$ 2,306,288	$ 2,306,288	-	-	-
Liability for Annuity Deposits (Note C.)	$ 5,430,377	$ 87,241	$ 131,660	$ 151,473	$5,060,003
Supplementary Contracts (Note D.)	$ 33,874	$ 1,495	$ 2,959	$ 2,909	$26,511
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

NOTE A, Liabilities for Future Policy Benefits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled life block was assumed to surrender for its reserve at the end of 20 years.  Health blocks tested were projected using approximate means beyond 20 years.  Payments on blocks not initially modeled were projected on an approximate basis.  The total estimated future payments to be made relating to the Liability for Future Policy Benefits is stated as $9,731,655 which does not match the balance sheet liability total of $2,255,045 and the difference is $7,476,610.  This is primarily due to the fact that the estimated future payments presented in the long term contractual obligations table for Future Policy Benefits includes consideration for future premiums, investment income and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. Assumptions for estimating future payments are made regarding such items as interest earnings, mortality, morbidity, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding premium payments and withdrawals, mortality and morbidity improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect.   The determination of the amount of the future payments is based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of future payments will likely vary from that presented in the above table.

Future payments related to short duration contracts such as group dental are not included in the above table in the line item Liabilities for Future Policy Benefits.

NOTE B, Policy Claims Payable.

The total estimated future payments to be made relating to Policy Claims Payable do match the balance sheet liability total.  The estimated future payments are estimates of future occurrences based on many significant assumptions and are forward looking statements which are to be given the full protection of safe harbor.  In developing the Policy Claims Payable, assumptions are made regarding such items as loss ratios, claims per insured or certificate holder per month, completion factors, morbidity trends, speed at which incurred claims are submitted, and speed at which they are processed. It is likely that the actual experience will deviate from these assumptions – sometimes materially. Random fluctuation is likely.  The determination of the liability amounts is based upon estimates and the timing of payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of payments will likely vary from that presented in the above table.

NOTE C, Annuity Deposits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled annuity block was assumed to surrender for its reserve at the end of 20 years.  The total estimated future payments to be made relating to the Annuity Deposits liability is stated as $5,430,377 which does not match the balance sheet liability total of $2,463,546 and the difference is $2,966,831.   The balance sheet Annuity Deposit liability represents such items as deposits, premiums, investment income, expenses, and withdrawals which have already occurred while the total estimated future payments presented in this long term contractual obligations table are estimated using assumptions for future occurrences of such factors and other factors.  The estimated future payments are based on many significant assumptions regarding future occurrences such as future premium payments, interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding annuity deposits and withdrawals, mortality improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect. The determination of the Annuity Deposit estimated future payments is based upon estimates and the timing and amount of estimated future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

NOTE D, Supplementary Contracts.

The total estimated future payments to be made relating to the Supplementary Contracts without life contingencies liability is stated as $33,874 which does not match the balance sheet liability total of $5,905 and the difference is $27,969. This is primarily due to the fact that the estimated future payments in this long term contractual obligations table for Supplementary Contracts includes consideration of future investment income, withdrawals (if permitted) and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. The estimated future payments are based on many significant assumptions regarding future occurrences such as interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding withdrawals (if allowed), and mortality improvement or deterioration.  Random fluctuation in experience could also have an effect. The Supplementary Contracts estimated future payments are based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

_____________________________________________________________________________________________________________________________________________

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

Results of Operations
Premium income was $44,564,173 in 2007, $44,646,393 in 2006 and $44,303,827 in 2005.  The decrease in 2007 was due to a decrease in first year group and individual insurance premiums.  New sales of dental insurance were down in 2007 primarily due to increased competition from additional companies marketing dental insurance   The increase in 2006 was due to new sales of group dental insurance which was offset by approximately a $1.1 million reduction in group dental premium due to the termination of an agreement between the Company and Southeast Managers, Inc. (“SEMI”).  This agreement allowed SEMI to market a dental product of BNLAC’s in Tennessee and the Company received 5.0% of premium revenue with no exposure to underwriting losses.  As part of the termination agreement, the block of business was transferred to another company associated with SEMI.

Net investment income was $1,320,614 in 2007, $1,191,583 in 2006 and $1,003,613 in 2005, an increase of 11% in 2007, and an increase of 18% in 2006.  The increase in 2007 was due to an increase in investment in fixed maturities and an increase in interest rates.  The increase in 2006 was primarily due to delinquent interest received on bonds previously in default and an increase in fixed maturities investment yield.  Interest rates declined in the fourth quarter of 2007, resulting in several government agency bonds called in the first quarter of 2008. The decrease in interest rates and the challenged financial markets has made it difficult to purchase investment grade bonds with yields equivalent to bonds purchased over the last few years.

The Company receives marketing fees from EBI per the marketing agreement mentioned above.  The Company received marketing fees of  $198,843 in 2007, $143,315 in 2006 and $115,233 in 2005.  The increase in marketing fees in 2007 and 2006 was due to additional funds available at EPSI from higher profits during the year.  EPSI has temporarily ceased paying the Company marketing fees in the first quarter of 2008 due to the termination of one of its largest customers.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, on which BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $1,979,359, $1,603,767 and $1,051,720 in 2007, 2006 and 2005, respectively.  The vision income increased by 23% and 49% in 2007 and 2006, respectively, primarily due to the addition of group voluntary vision plans that require lower participation rates.

The Company had a realized gain on debt extinguishments of $10,803 in 2007, $35,732 in 2006 and $102,067 in 2005 due to the purchase of debentures payable at less than par value.  The Company purchased fewer debentures in 2007 and 2006 than it did in 2005, which resulted in less realized gain in debt extinguishments.

Realized capital gains and (losses) on investments were $11,128 in 2007, $25,547 in 2006 and $37,816 in 2005.  The realized gain in 2007, 2006 and 2005 was primarily from the sale of equity securities.

Increases (decreases) in liability for future policy benefits were ($213,867), ($123,066) and $308,563 in 2007, 2006 and 2005, respectively. The decrease in 2007 is primarily due to a decrease in additional contract reserves on individual dental policies and a decrease in life liabilities.  The number of individual dental policies in force decreased in 2007 and the seasoned block of life business continued to decline. The decrease in future policy benefits in 2006 was primarily due to a reduction in life liabilities from an increase in surrenders on life policies and the decrease in future policy benefits liability as a result of the terminated agreement between the Company and SEMI mentioned above.  As part of the termination agreement, the block of business was transferred to another company associated with SEMI and the liability for future policy benefits was reduced by $95,000.  In 2005 the increase is comprised primarily of an increase in unearned premium liabilities on group and individual dental business.

Policy benefits and other insurance costs increased from $33,317,136 in 2005, to $34,374,507 in 2006 and decreased to $33,496,995 in 2007.  The decrease in 2007 was primarily due to an approximately $1.2 million decrease in claims expense, $450,000 of which resulted from an overestimation of claims payable at December 31, 2006. The increase in 2006 was due to an increase in claims of approximately $740,000 and a $344,000 increase in commissions resulting from the increase in group dental premium collected.  The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 61.8% in 2007, 64.1% in 2006 and 63.1% in 2005.

Amortization of deferred policy acquisition costs was $16,060 in 2007, $26,219 in 2006 and $22,467 in 2005. Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990. The decrease in amortization expense trend should continue in subsequent years until the acquisition costs are completely amortized.  Amortization expense per year may vary in relation to lapses or surrenders of the existing block of business.

Operating expenses were $9,012,950 in 2007, $8,759,605 in 2006 and $8,558,205 in 2005. The increase in expenses in 2007 was due primarily to an increase in payroll expense, executive incentive bonuses, agent recruiting bonuses and independent accounting fees.  Payroll expense increased due to an increase in the variety of products available and an increase in the number of states in which we are authorized to operate.  Executive incentive bonuses increased due to a 2% increase in the amount of the bonus and an increase in profit.  The Company implemented agent bonus programs in 2007 to increase the number of agents marketing its products.  The increase for 2006 is primarily due to an increase in payroll expense associated with the issuance of policies, customer service and information systems.

Taxes other than on income were $1,509,780 in 2007, $1,526,427 in 2006 and $1,577,775 for 2005. The decrease in 2007 was due to a decrease in property taxes from a prior year accrual adjustment.  The decrease for 2006 is due to an over accrual in 2005 for state taxes.

In 2007, the consolidated income from operations before taxes was $4,263,002 compared to $3,082,645 in 2006 and  $2,830,130 in 2005.  The increase in income from operations for 2007 was primarily due to the decrease in the group dental claims ratio and change in 2006 claims payable estimate, which added approximately $1.2 million to income.  The increase in 2006 was primarily due to the increase in vision insurance income and investment income.

Earnings per share was $.22, $.16, and $.13 in 2007, 2006 and 2005, respectively.  The effect of the treasury shares acquired in 2007, 2006 and 2005 (see Market for Stock) increased earnings per share by $.01, $.01 and $.02, respectively.

The provision for income taxes was $813,634 in 2007, $518,402 in 2006 and $527,041 in 2005.   For the periods ended December 31, 2007, 2006 and 2005, the Company had $773,033, $514,377 and $448,040 of current tax expense and $40,601, $4,025 and $79,001 of deferred tax expense; respectively.   Fluctuations in tax expense are primarily due to changes in taxable income, limitations on net operating losses utilized and adjustments in estimates for income taxes in prior years.

For the year ended December 31, 2007, other comprehensive income (losses) was $54,274 compared to $57,735 in 2006 and  ($79,542) or the same period in 2005.  Comprehensive income for 2007 and 2006 was primarily due to an increase in the market value of equity securities in both years.  The comprehensive losses in 2005 were due to an increase in interest rates that decreased the market value of the Company’s bond portfolio.

Future Marketing Plans
BNLAC has applied for authority to market insurance products in additional states.  In  2007 we received a certificate of authority in North Carolina, Virginia, Vermont, Maine, Maryland and District of Columbia and in the first part of 2008 we were approved in Hawaii.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies.  The Company’s conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates.  We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2007 and December 31, 2006. We held various financial instruments at December 31, 2007 and 2006, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4).  See page 17 for information on less than investment grade bonds held by the Company.

Interest Rate Risk – We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds.  The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.  The estimated fair value of our fixed maturity securities at December 31, 2007 and December 31, 2006 was $19,627,513 and $19,395,602 respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2007 of approximately $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2007, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk – We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2007 totaled $534,725, or only 2.3% of total investments and cash on a consolidated basis.   We do not hedge our equity price risk.  As of December 31, 2007 a 20% adverse change in equity prices would result in an approximate $131,000 decrease in the fair value of our equity securities.

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

ITEM 8. Financial Statements and Supplementary Data

The information in response to this Item 8 is set forth on pages F-1 through F-22 attached to this Report which pages are hereby incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Internal Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 in recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This included policies and procedures that (a) pertain to the maintenance of records in reasonable detail which accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and our receipts and expenditures are being made in accordance with authorizations of our management or directors, as applicable; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets which could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of our independent registered public firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

In addition, during our last fiscal quarter for 2007, no change occurred in our internal control over financial reporting which was identified by management’s evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Management Report on Internal Control over Financial Reporting is deemed to be “furnished” and not “filed” under Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and it is not incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 9B. Other Information

The Company did not file reports on Form 8-K for the fourth quarter of the year covered by this report.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant

The directors and executive officers of the Company are as follows:
Name	Age	First Became Director or Executive Officer	Position
Wayne E. Ahart	67	1984	Chairman of the Board and Director
C. Donald Byrd	66	1984	Vice Chairman of the Board and Director
Kenneth Tobey	49	1994	President and Director
Barry N. Shamas	60	1984	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director
Cecil Alexander	71	1994	Director
Richard Barclay	70	1994	Director
Eugene A. Cernan	73	1994	Director
Hayden Fry	78	1984	Director
John Greig	72	1984	Director
Roy Ledbetter	77	1994	Director
John E. Miller	78	1994	Director
C. James McCormick	82	1984	Director
Robert R. Rigler	84	1989	Director
L. Stan Schoelerman	82	1984	Director

The term of office of each director expires at the annual meeting of shareholders upon the election and qualification of such director's successor.  The Company's executive officers serve at the pleasure of the Board of Directors.  The above officers and directors serve in the same capacity with BNLAC.

Identification of Certain Significant Employees
Not applicable.

Family Relationships
No family relationship exists between any director and executive officer of the Company.

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

Barry N. Shamas has served as Executive Vice President, Secretary and Treasurer of BNLE since 1988 and United Arkansas Life from 1990 to 1994.  Since 1984 and 1986, respectively, he has served as Executive Vice President and Director of BNL and BNLAC, which positions he presently holds. He was named Chief Financial Officer and Chief Operating Officer of BNL and BNLAC in 2006.  He served in various capacities for ITI and ITAC, including Executive Vice President, Senior Vice President, Treasurer and Financial Vice President beginning in 1976 through 1987.  Mr. Shamas served as Executive Vice President, Secretary/Treasurer and as Director of AIC and FSL from 1980 and 1983, respectively, until 1987.  From 1978 through 1987, Mr. Shamas served as a Director and a member of the Executive Committee of LAC and LAAC.  Mr. Shamas has been a Director of the Arkansas  Life and Health Insurance Guaranty Association since July 2007.

Cecil L. Alexander retired Vice President of Public Affairs for Arkansas Power & Light Company, where he has been employed since 1980.  Prior to joining the AP&L Executive Staff, Mr. Alexander served for 16 years in the Arkansas General Assembly, and during 1975-76, was Speaker of the House of Representatives.  From 1971 – 1980 Mr. Alexander was  involved in the real estate business as a partner in Heber Springs Realty.  He is a past president of the Cleburne County Board of Realtors and has served on the governmental affairs committee of the Arkansas Association of Realtors.  Alexander is currently on the Advisory Board of Directors of V.E. Bank of Heber Springs, the Board of Directors of the Arkansas Tourism Development Foundation, and the Board of Directors of the Baptist Foundation.

Richard L. Barclay, a Certified Public Accountant, recently retired as Director of Arkansas Department of Finance and Administration and as the state's Chief Fiscal Officer.  He has returned to private practice with Beall, Barclay & Co., Certified Public Accountants in Rogers, Arkansas.  He was an advisory Director of Regions Bank of Rogers from 1998 to December 2006.  He joined United Bank, January 2007.  He serves as past President and Board member of the Arkansas Society of Certified Public Accountants and is a member of the American Institute of Certified Public Accountants.  He was a member of the Arkansas House of Representatives from 1977 until 1992.

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

John Greig has been President of Greig and Co. from 1967 - 2007.  He is a Director of Northstar Bank, NW., Estherville, Iowa.  He has been President of the Iowa Cattlemen's Association (1975-1976) and a member of the Executive Committee of the National Cattlemen's Association (1975-1976).  He was a member of the Iowa Board of Regents from 1985 to 1991.  He was elected as an Iowa State Representative from 1993 to 1999.

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

Compensation Committee

The Company’s compensation committee consists of three members of the board of directors, C. James McCormick, Roy Ledbetter and Hayden Fry.  C. James McCormick is Chairman of the committee.  See description of board members for additional information.

Code of Ethics

The Company has a code of ethics that applies to all employees of the Company.  To receive a copy of the Company’s code of ethics without charge, contact:

Ms. Pam Randolph
BNL Financial Corporation
7530 Hwy. 107
Sherwood, Arkansas  72120

Additional information required by this item is incorporated by reference from the Company’s 2008 Proxy Statement for its annual meeting of shareholders scheduled for May 22, 2008 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s 2008 Proxy Statement for its annual meeting of shareholders scheduled for May 22, 2008 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
The following table reflects the persons known to the Company to be the beneficial owners of 5% or more of the Company's voting securities as of December 31, 2007

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class as of December 31, 2007

Common Stock	Wayne E. Ahart	4,712,216(2)	30.97%
	8017 Cobblestone
	Austin, TX 78735

Common Stock	Barry N. Shamas	2,801,816(3)	18.42%
	1095 Hidden Hills Dr
	Dripping Springs, TX 78620

Common Stock	C. Don Byrd	1,852,719 (4)	12.18%
	1725 S. 50th Unit 144
	W. Des Moines, IA 50265

Common Stock	Kenneth Tobey	1,161,762	7.64%
	23 Tennyson
	N. Little Rock, AR 72116

(1) To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of   1,200,000 shares which are owned by National Iowa Corporation and 686,037 shares which are owned by Arkansas National Corporation.  Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations.   LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation.  Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by  National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart.  Consequently, Wayne Ahart has voting control of 4,712,216 (30.97%) shares of the Company’s common stock.

(3) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

(4) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

Security Ownership of Management
The following table sets forth, as of December 31, 2007, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class as of December 31, 2007
Common	Wayne E. Ahart	4,712,216[2]	30.97%
Common	Cecil L. Alexander	37,088	0.24%
Common	Richard L Barclay	46,088	0.29%
Common	Tammy Barr	600	0.00%
Common	C. Donald Byrd	1,852,719[3]	12.18%
Common	Eugene A. Cernan	37,088	0.24%
Common	Jeffrey A. Drees	18,843	0.12%
Common	Hayden Fry	69,047	0.45%
Common	John Greig	50,102	0.33%
Common	Roy E. Ledbetter	37,088	0.24%
Common	C. James McCormick	13,708	0.09%
Common	John E. Miller	47,111	0.31%
Common	Jerry Ouzts	300	0.00%
Common	Pamela C. Randolph	2,905	0.02%
Common	Robert R Rigler	3,295	0.02%
Common	Barry N. Shamas	2,801,816[4]	18.42%
Common	Kenneth Tobey	1,161,762	7.64%
Common	All Officers and Directors as a group (17 persons)	10,891,776	71.59%

(1) To the Company's knowledge all shares are beneficially owned by the persons named, except as otherwise indicated, and they hold the sole voting and investment power.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of   1,200,000 shares which are owned by National Iowa Corporation and 686,037 shares which are owned by Arkansas National Corporation.  Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations.   LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation.  Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart.  Consequently, Wayne Ahart has voting control of 4,712,216 (30.97%) shares of the Company’s common stock.

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

ITEM 13. Certain Relationships and Related Transactions and Directors Independence

None

ITEM 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the Company’s 2008 Proxy Statement for its annual meeting of shareholders scheduled for May 22, 2008.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)   1.  Financial Statements
The information required by this section is set forth on pages F-1 to F-19 of this Report which are incorporated herein by reference.

2.  The following financial statement schedule required to be filed by Paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report.

Schedule II - Condensed Financial Information of Registrant  F-20 to F-22

Schedules I and IV have been omitted as all required data is included in the Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        3.  Exhibits
No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2006, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2006.
11	Statement Re computation of per share earnings.
Reference is made to the explanation of the computation of per share earnings as shown in Note 1 to the Notes to Consolidated Financial Statements filed herewith under Item 14(a)(1) above which clearly describes the same.

12	Statements re computation of ratios.	Not applicable.
16	Letter Re Change in Certifying Accountant.	Incorporated by reference to Exhibit I of the Company's periodic Report on Form 8-K dated September 14, 1995.
21	Subsidiaries of Registrant.	Filed herewith.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith – E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith – E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Attached hereto – E5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2008

BNL FINANCIAL CORPORATION

/s/ Wayne E. Ahart
____________________________________
By: Wayne E. Ahart, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/S/ Wayne E. Ahart		03/28/2008
Wayne E. Ahart	Chairman of the Board, Director (Principal Executive Officer)
/S/ C. Donald Byrd		03/27/2008
C. Donald Byrd	Vice Chairman of the Board and Director
/S/ Kenneth Tobey		03/27/2008
Kenneth Tobey	President and Director
/S/ Barry N. Shamas		03/28/2008
Barry N. Shamas	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/S/ Hayden Fry		03/27/2008
Hayden Fry	Director
/S/ John Greig		03/27/2008
John Greig	Director
/S/ C. James McCormick		03/27/2008
C. James McCormick	Director
/S/ Robert R. Rigler		03/23/2008
Robert R. Rigler	Director
/S/ Stanley Schoelerman		03/27/2008
Stanley Schoelerman	Director
/S/ Cecil Alexander		03/27/2008
Cecil Alexander	Director
/S/ Richard Barclay		03/27/2008
Richard Barclay	Director
/S/ Eugene A. Cernan		03/27/2008
Eugene A. Cernan	Director
/S/ Roy Ledbetter		03/27/2008
Roy Ledbetter	Director
/S/ John E. Miller		03/27/2008
John E. Miller	Director

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a) AND 15 (d)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States.)  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

Oklahoma City, Oklahoma                                                                                                   SMITH, CARNEY & CO., p.c.
March 28, 2008                                                                                                        /s/ Smith, Carney & Co.

BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,
ASSETS	2007	2006
Cash and cash equivalents	$4,937,983	$1,673,058
Investments in fixed maturities at fair value, Available for Sale (amortized cost $ 590,473; $590,133, respectively)	599,600	596,800
Investments in fixed maturities at amortized cost, Held to Maturity (fair value $19,027,913; $18,798,802, respectively)	19,087,747	19,128,637
Other long-term investments - (Note 4)	1,470,054	1,507,809
Investment in equity securities, at fair value (cost $373,603, $442,574, respectively)	534,725	509,381
Total Investments, Including Cash and Cash Equivalents	26,630,109	23,415,685

Accrued investment income	220,461	223,295
Leasehold improvements, furniture and equipment, net	1,147,453	1,322,369
Deferred policy acquisition costs	324,125	359,491
Policy loans	171,889	153,798
Receivable from reinsurer	53,383	52,820
Premiums due and unpaid	1,461,467	1,086,103
Income tax assets	-	21,000
Intangible assets	137,038	142,853
Other assets	155,150	232,220

Total Assets	$30,301,075	$27,009,634

LIABILITIES
Liabilities for future policy benefits	$2,255,045	$2,472,849
Policy claims payable	2,306,288	2,508,125
Annuity deposits	2,463,546	2,536,225
Deferred annuity profits	253,159	288,389
Premium deposit funds	25,318	28,458
Supplementary contracts without life contingencies	5,905	17,241
Advanced and unallocated premium	2,219,429	875,089
Commissions payable	514,014	555,159
Accrued taxes and expenses	356,393	615,700
Bonds payable	1,607,576	1,639,984
Deferred income tax liability	29,601	-
Other liabilities	967,929	959,911
Total Liabilities	13,004,203	12,497,130

SHAREHOLDERS’ EQUITY
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965; 17,213,170; shares issued and outstanding, respectively	309,279	344,264
Additional paid-in capital	5,751,240	7,582,733
Accumulated other comprehensive income	122,630	68,356
Accumulated surplus	11,426,539	7,977,171
Treasury stock, at cost, 250,252; 1,502,270; shares, respectively	(312,816)	(1,460,020)
Total Shareholders' Equity	17,296,872	14,512,504

Total Liabilities and Shareholders' Equity	$30,301,075	$27,009,634

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
Income
Premium income	$44,564,173	$44,646,393	$44,303,827
Net investment income	1,320,614	1,191,583	1,003,613
Marketing fees (Note 4)	198,843	143,315	115,233
Vision insurance income	1,979,359	1,603,767	1,051,720
Realized gain on debt retirements	10,803	35,732	102,067
Realized gains	11,128	25,547	37,816

Total Income	48,084,920	47,646,337	46,614,276

Expenses
Increase (decrease) in liability for future policy benefits	(213,867)	(123,066)	308,563
Policy benefits and other insurance costs	33,496,995	34,374,507	33,317,136
Amortization of deferred policy acquisition costs	16,060	26,219	22,467
Operating expenses	9,012,950	8,759,605	8,558,205
Taxes, other than on income	1,509,780	1,526,427	1,577,775

Total Expenses	43,821,918	44,563,692	43,784,146

Income from Operations before Income Taxes	4,263,002	3,082,645	2,830,130

Provision for income taxes	813,634	518,402	527,041

Net Income	$3,449,368	$2,564,243	$2,303,089

Net income per common share (basic and diluted)	$0.22	$0.16	$0.13

Weighted average number of fully paid common shares	15,602,725	16,481,342	17,495,881

Net Income (as above)	$3,449,368	$2,564,243	$2,303,089

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of $10,175 and $11,532 of deferred taxes in 2007 and 2006; respectively)	65,626	73,496	(51,490)
Reclassification adjustment for gain included in net income	(11,352)	(15,761)	(28,052)

Other Comprehensive Income (Loss)	54,274	57,735	(79,542)

Comprehensive Income	$3,503,642	$2,621,978	$2,223,547

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2007, 2006 and 2005

						Accumulated Other
	Common	S	tock	Additional Paid-In	Accumulated	Comprehensive	Treasury
	Shares		Amount	Capital	Surplus	Income	Stock
Balance, December 31, 2004	20,980,760		$419,616	$10,829,800	$3,109,839	$90,165	$(1,189,884)

Accumulated other comprehensive income	-		-	-	-	(79,543)	-
Sale of treasury stock	-		-	(29,693)	-	-	94,243
Purchase of treasury stock	-		-	-	-	-	(2,435,698)
Stock options exercised	-		-	4,634	-	-	6,796
Retirement of treasury stock	(3,767,590)		(75,352)	(3,196,222)	-	-	3,271,574
Net income	-		-	-	2,303,089	-	-
Balance, December 31, 2005	17,213,170		$344,264	$7,608,519	$5,412,928	$10,622	$(252,969)

Accumulated other comprehensive income	-		-	-	-	57,734	-
Sale of treasury stock	-		-	(25,936)	-	-	90,370
Purchase of treasury stock	-		-	-	-	-	(1,297,871)
Stock options exercised	-		-	150	-	-	450
Net income	-		-	-	2,564,243	-	-
Balance, December 31, 2006	17,213,170		$344,264	$7,582,733	$7,977,171	$68,356	$(1,460,020)

Accumulated other comprehensive income	-		-	-	-	54,274	-
Sale of treasury stock	-		-	48,325	-	-	102,995
Purchase of treasury stock	-		-	-	-	-	(789,184)
Stock options exercised	-		-	5,736	-	-	20,494
Retirement of treasury stock	(1,749,205)		(34,985)	(1,885,554)	-	-	1,812,899
Net income	-		-	-	3,449,368	-	-
Balance, December 31, 2007	15,463,965		$309,279	$5,751,240	$11,426,539	$122,630	$(312,816)

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$3,449,368	$2,564,243	$2,303,089
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(13,677)	(17,367)	(41,060)
Realized (gain) loss on sale of furniture and equipment	2,549	(8,180)	3,244
Realized gain on debt extinguishments	(10,803)	(35,732)	(102,067)
Depreciation	381,064	311,489	234,632
Decrease in deferred tax asset	40,602	4,000	79,000
Increase in and amortization of deferred acquisition costs, and bond issuance cost	21,875	(24,932)	28,282
Accretion of bond premium (discount)	(11,528)	(5,623)	(1,031)
Change in assets and liabilities:
(Increase) decrease in accrued investment income	2,833	(38,009)	(2,089)
Increase in receivable from reinsurer	(563)	(4,435)	(14,264)
(Increase) in premiums due and unpaid	(375,364)	(58,420)	(171,724)
Increase (decrease) in liability for future policy benefits	(217,804)	(118,631)	322,827
Increase (decrease) in policy claims payable	(201,837)	(50,440)	322,636
Increase (decrease) in annuity deposits and deferred profits	(107,909)	(350,367)	17,158
Decrease in premium deposit funds	(3,140)	(3,349)	(4,217)
Increase in advanced and unallocated premium	1,344,340	71,799	143,792
Increase (decrease) in commissions payable	(41,145)	53,338	18,166
Other, (decrease)	(279,162)	(138,876)	(92,908)
Net Cash Provided by Operating Activities	3,979,699	2,150,508	3,043,466

Cash Flows from Investing Activities
Proceeds from sales of investments	129,753	150,452	64,129
Proceeds from maturity or redemption - Available for Sale Investments	-	-	206,460
Proceeds from maturity or redemption - Held to Maturity Investments	5,623,542	4,244,735	3,158,405
Proceeds from sale of furniture and equipment	43,809	12,786	-
Purchase of equity securities	(47,105)	(223,281)	-
Purchase of furniture, equipment and leasehold improvements	(252,506)	(466,286)	(618,235)
Purchase of fixed maturity securities, Held to Maturity	(5,605,447)	(3,853,309)	(6,193,619)
Other Investments - Line of credit - receipt (advanced)	37,755	35,632	13,966
Net Cash Used In Investing Activities	(70,199)	(99,271)	(3,368,894)

Cash Flows from Financing Activities
Sale of treasury stock	164,226	64,550	62,563
Purchase of treasury stock	(780,352)	(1,297,948)	(2,435,698)
Net change in supplementary contracts	(11,336)	(19,740)	(18,818)
Stock options exercised	4,492	150	11,430
Debt extinguishments	(21,605)	(71,463)	(157,690)
Net Cash Used in Financing Activities	(644,575)	(1,324,451)	(2,538,213)
Net Increase (Decrease) in Cash and Cash Equivalents	3,264,925	726,786	(2,863,641)
Cash and Cash Equivalents, Beginning of Period	1,673,058	946,272	3,809,913

Cash and Cash Equivalents, End of Period	$4,937,983	$1,673,058	$946,272

The accompanying notes are an integral part of the consolidated financial statements.

1.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of BNL Financial Corporation (“BNLF”) and its wholly owned subsidiaries, Brokers National Life Assurance Company (BNLAC), BNL Brokerage Corporation and Consumers Protective Association, Inc.  All significant intercompany balances have been eliminated.

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

The Company’s principal activity is the sale of individual and group life and accident and health insurance within the United States.    The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $2,000.  See Note 10.  The Company is licensed to sell in 44 states and the District of Columbia as of December 31, 2007.  See Note 2.  Substantially all of the Company's life insurance in force is nonparticipating business.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  See Note 3.

Liability for future policy benefits for traditional and limited-payment contracts has been determined primarily by the net level premium method using the 1975 through 1980 Select and Ultimate Mortality Table, interest assumptions starting at 7% graded to 5% at the end of the sixteenth year and estimated future withdrawals based upon Linton Tables B or C.

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense.  Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held.  This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which are revised periodically to reflect actual experience.  Increases in the liability account for interest credited to contracts are charged to expense.  The interest rate assumptions ranged from 3.0% to 5.0% during 2007 and 2006.

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

The Company has divided its fixed maturity investments into two classes “available for sale” and “held to maturity” in accordance with management’s intent in regard to these investments. Investments available for sale may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security’s prepayment risk, the Company’s liquidity needs, and similar factors, including the Company’s asset/liability management strategy.  Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities classified as available for sale are recorded as a component of comprehensive income.

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

Cash equivalents are carried at amortized cost, which approximates fair value.  Cash equivalents represent other short-term securities.  For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents.  The Company made debenture interest payments of $78,331 $86,700 and $83,855 in 2007, 2006 and 2005; respectively.  The Company made cash payments for income taxes of $670,000, $500,000 and $533,540 in 2007, 2006 and 2005, respectively.

Leasehold improvements and furniture and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred.  Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method.  Leasehold improvements are amortized over the lease term.  Accumulated depreciation and amortization totaled $1,099,320 and $781,706 at December 31, 2007 and 2006, respectively.  Depreciation and amortization expense was $381,064, $311,488, and $234,631, for the years ended December 31, 2007, 2006 and 2005, respectively.

Other assets include agents’ balances of $49,710 and $57,054 at December 31, 2007 and 2006, respectively, after reduction for allowance of doubtful accounts.  The allowance account had a credit recorded of $4,400, $4,313 and $8,627 in 2007, 2006 and 2005, respectively.

Intangible assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. These assets must be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired.  The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.  No impairment expense was recognized in 2007, 2006 or 2005.  Amortization expense of approximately $5,815 was recorded for each of the years ended December 31, 2007, 2006 and 2005, respectively.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan and the 2002 Nondirector, Nonexecutive Stock Option Plan using the fair value method as required by SFAS No. 123(R).  Under this method the fair value of the options granted is recorded as expense at the date of grant for fully vested instruments.  See Note 9.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  In addition, it also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, (“Fair Value Measurements”).  BNL Financial Corporation has not elected early adoption of this standard and does not expect that SFAS 159 will have a material impact on its consolidated financial position, results from operations or cash flows.

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

2.  Shareholders' Equity

During 2007, 2006 and 2005, the Company made cash offers to shareholders for the purchase of stock.  These offerings resulted in stock purchases amounting to $789,184 for 611,214 shares in 2007, $1,297,948 for 1,248,291 shares in 2006 and $132,056 for 148,667 shares in 2005.  In order to purchase company common stock, the Company was required to file a Schedule TO in 2006 and 2007 with the Securities and Exchange Commission.  Included in the cost of the Treasury Stock purchased in 2006 and 2007 is $43,657 and $35,000, respectively; which represents a portion of the cost to complete the TO filings.

On March 21, 2005, the Company entered into a Stock Purchase Agreement with Universal Guaranty Life Insurance Company (“UGL”).  UGL owned 2,216,776 shares of the Company’s issued and outstanding common stock, which represented approximately 11.6% of the Company’s total issued and outstanding common stock as of December 31, 2005. Pursuant to the Stock Purchase Agreement, the Company purchased all of the Shares for the purchase price of $2,300,000 and placed them in treasury stock.

The Company retired 1,749,205 treasury shares during the fourth quarter of 2007 and during the second quarter of 2005 the Company retired 3,767,590 treasury shares.

At December 31, 2007 and 2006, shareholders' equity includes approximately $17,275,172 and $14,789,381, respectively, of BNLAC net assets.  The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year.  BNLAC paid the Company $1,000,000 of ordinary dividends in 2007 which were used to purchase the company’s common stock and for operating expenses.  In 2006, BNLAC paid $1,450,000 of ordinary dividends to the Company, primarily for the purchase of the company’s common stock.  In April of 2005 BNLAC received approval to pay a dividend of $2,600,000 to the Company to purchase $2,300,000 of company common stock and $300,000 for operating expenses.  BNLAC paid dividends of $1,000,000, $1,450,000 and $2,950,000 to the Company in 2007, 2006 and 2005, respectively.

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

Capital and surplus and net income of BNLAC as reported on a statutory basis are as follows:

		December 31
	2007	2006	2005

Capital and Surplus	$15,834,458	$13,223,044	$12,114,024

Net Income	$ 3,350,129	$ 2,490,537	$ 2,263,342

2.  Shareholders' Equity (continued)

The following is a reconciliation of consolidated net income and shareholders’ equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

	December 31	,	2007	December 31	,	2006	December 31	,	2005
	Income		Capital and Surplus	Income		Capital and Surplus	Income		Capital and Surplus
Consolidated reporting under
generally accepted accounting principles	$3,449,368		$17,296,873	$2,564,243		$14,512,504	$2,303,089		$13,123,361
Attributable to Parent Company and BNL Equity	14,075		21,701	63,937		(276,877)	74,933		(559,877)

Brokers National Life Assurance Company	3,435,293		17,275,172	2,500,306		14,789,381	2,228,156		13,683,239

Deferred acquisition costs	16,062		(324,125)	29,620		(359,491)	(42,734)		(389,110)
Reserve and premium adjustments	(113,047)		201,923	20,207		28,009	125,718		200,520
Interest maintenance reserve/AVR	26,619		(612,140)	20,204		(623,563)	22,467		(602,271)
Unrealized appreciation of securities	-		161,767	-		66,807	-		145,714
Annuity deposits and related adjustments	(35,230)		253,159	(51,040)		560,430	(97,569)		295,996
Income tax credit	25,000		106,000	(1,000)		86,000	45,000		61,000
Other	(4,568)		(1,227,299)	(27,760)		(1,324,529)	(17,696)		(1,281,064)

BNLAC Statutory Basis	$3,350,129		$15,834,457	$2,490,537		$13,223,044	$2,263,342		$12,114,024

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

At December 31, 2007 and 2006, respectively, the Company had gross deferred tax assets of $1,129,371 and $1,397,439 with corresponding valuation allowances of $812,466 and $1,072,825, and gross deferred tax liabilities of $346,506 and $303,614, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover. The resulting net deferred tax liability is $29,601 as of December 31, 2007 and a tax asset of $21,000 at December 31, 2006. Realization of a deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision (benefit) for income tax is as follows:

	2007	2006	2005

Current tax provisions	$ 773,033	$ 514,377	$ 448,040
Deferred tax provision	40,601	4,025	79,001

Total income tax provision	$813,634	$518,402	$527,041

3.  Income Taxes (continued)

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Book income before tax	$4,263,002	$ 3,082,645	$2,830,130

Income tax computed at statutory rate (34%)	$1,449,421	$ 1,048,099	$ 962,244
Valuation allowance for AMT credit	(85,000)	110,461	106,891
Revision of valuation allowance	173,923	(116,108)	51,499
Rate differential	(724,710)	(524,050)	(593,593)

Total income tax provision	$ 813,634	$ 518,402	$ 527,041

The Company has net operating loss carry forwards for income tax purposes at December 31, 2007 as follows:

Expiring

2008	$ 203,000
2009	162,000
2010	186,000
2011	66,000
2012	193,000
2018	105,000
2019	86,000
2020	65,000

$ 1,066,000

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$13,330,227	$ 29,588	$ 43,188	$13,316,627
Corporate securities	3,441,590	49,117	71,705	3,419,002
Mortgage-backed securities GNMA and FNMA CMO	2,315,930	4,074	27,720	2,292,284

Totals	$19,087,747	$ 82,779	$ 142,613	$19,027,913
Portfolio Designated “Available for Sale” (Note 1) December 31, 2007
US Treasury securities and obligations of US government corporations and agencies	$ 402,881	$ 72,844	$ 4,125	$ 471,600
Corporate securities	187,592	-	59,592	128,000

Totals	$ 590,473	$ 72,844	$ 63,717	$ 599,600

4.  Investments (continued)

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$14,325,106	$ -	$ 262,543	$14,062,563
Corporate securities	3,308,649	48,947	50,856	3,306,740
Mortgage-backed securities GNMA	1,494,882	765	66,148	1,429,499

Totals	$19,128,637	$ 49,712	$ 379,547	$18,798,802
Portfolio Designated “Available for Sale” (Note 1) December 31, 2006
US Treasury securities and obligations of US government corporations and agencies	$ 402,794	$ 63,706	$ 7,900	$ 458,600
Corporate securities	187,339	-	49,139	138,200

Totals	$ 590,133	$ 63,706	$ 63,353	$ 596,800

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2007 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

Held to Maturity	Available for Sale
December 31, 2007	December 31, 2007
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$ 2,496,407	$ 2,486,390	$ -	$ -
Due after one year through five years	5,215,712	5,254,590	-	-
Due after five years through ten years	6,573,644	6,513,486	-	-
Due after ten years	2,486,054	2,481,163	590,473	599,600
	16,771,817	16,735,629	590,473	599,600

Mortgage-backed securities	2,315,930	2,292,284	-	-

	$19,087,747	$19,027,913	$ 590,473	$ 599,600

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2007, 2006 and 2005 were $5,774,799, $3,605,879, and $4,263,935 respectively.  Gross gains were $13,677, $23,059 and $ 41,060 and gross losses were $0, $5,692 and $107 as of December 31, 2007, 2006 and 2005, respectively.

4.  Investments (continued)

Investment in equity securities at December 31, 2007 and 2006 represents common and preferred stock investments as follows:

	2007		2006
	Cost	Market Value	Cost	Market Value

Banks, trusts and insurance companies	$ 81,183	$ 84,345	$ 81,183	$ 92,300
Industrial, savings and loans and other	292,420	450,380	361,391	417,081

	$373,603	$534,725	$442,574	$509,381

Net investment income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Interest on debt securities and cash investments	$ 1,325,720	$ 1,196,221	$ 1,005,399
Dividends on equity securities	6,215	7,680	11,484

	1,331,935	1,203,901	1,016,883
Investment expenses	(11,321)	(12,318)	(13,270)

Net Investment Income	$1,320,614	$1,191,583	$1,003,613

Net realized gains and losses are summarized below:

	2007	2006	2005

Debt securities	$ -	$ 3,678	$ 3,273
Equity securities	13,677	13,689	31,299
Fixed assets	(2,549)	8,180	3,244

	$ 11,128	$ 25,547	$ 37,816

Other long-term investments of $1,470,054 and $1,507,809 in 2007 and 2006 respectively, consists of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company, to EPSI Benefits, Inc. (EBI), a Texas Corporation.  The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015.  To protect its interest,  the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.  The note is one of several agreements entered into by the Company's subsidiaries which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims  processing and adjudication for the Company's insurance subsidiary, BNLAC.   In 2008 discussions began with EBI regarding a possible acquisition of a controlling interest in EBI.  See Note 12.  BNLF receives a marketing fee from EBI under a related marketing agreement.

Other long-term investments also include an operating line of credit agreement in the amount of $112,647 and $150,402 in 2007 and 2006, respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2011.  The line of credit is at 8.00% with interest and principal payable monthly to BNLAC.

4. Investments (continued)

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of policyholders as a condition of doing business in certain states.  The carrying values of these investment deposits are approximately $4,600,000 and $4,000,000 as of December 31, 2007 and 2006, respectively.

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

5.  Fair Value of Financial Instruments

	2007			2006
	Carrying	Fair		Carrying	Fair
Assets	Amount	Value		Amount	Value

Cash and Cash Equivalents
(Note 1)	$4,937,983	$4,937,983	(a)	$1,673,058	$1,673,058	(a)
Investments-fixed maturity, available for sale (Note 4 & Note 1)	599,600	599,600	(b)	596,800	596,800	(b)
Investments-fixed maturity, held to maturity (Note 4 & Note 1)	19,087,747	19,027,913	(b)	19,128,637	18,798,802	(b)
Investments –equity securities
(Note 4 & Note 1)	534,725	534,725	(b)	509,381	509,381	(b)
Other long term investments (Note 4)	1,470,054	1,470,054	(a)	1,507,809	1,507,809	(a)
Other financial instruments-Assets	431,430	431,430	(a)	434,146	434,146	(a)

Total financial instruments-Assets	$27,061,539	$27,001,705		$23,849,831	$23,519,996

Liabilities

Premium deposit funds	$ 25,318	$ 25,318	(a)	$ 28,458	$ 28,458	(a)
Bonds payable	1,607,576	1,607,576	(a)	1,639,984	1,639,984	(a)
Supplementary contracts without life contingencies
(Note 1)	5,905	5,905	(a)	17,241	17,241	(a)
Annuity deposits
(Note 1)	2,463,546	2,463,546	(a)	2,536,225	2,536,225	(a)

Total financial instruments-Liabilities	$ 4,102,345	$ 4,102,345		$ 4,221,908	$ 4,221,908

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on quoted market price or dealer quotes, when available.  If quotes are not available, fair values are based on quoted prices of comparable instruments.

6.  Commitments and Contingencies

The balance of Bonds Payable was $1,607,576 and $1,639,784 at December 31, 2007 and 2006 respectively.  The bonds were issued in conjunction with a settlement with certain shareholders in 2001.  The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

In 2007, 2006 and 2005, the Company made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $32,408, $107,194 and $259,757 in 2007, 2006 and 2005; respectively.  Gains from early extinguishments of the debt were $10,803, $35,732 and $102,067 in 2007, 2006 and 2005; respectively.

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

The Company has entered into noncancelable operating leases for office space and equipment.  Future minimum payments under the leases are as follows:

2008	$ 337,000
2009	293,000
2010	317,000
2011	292,000
2012	316,000
2013	178,000

Total	$ 1,733,000

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements are being amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $355,000 and $380,000 for 2007 and 2006, respectively.

Related lease cost incurred for the years ended December 31, 2007, 2006 and 2005 was $389,000, $393,000, and $296,000. respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments.  Such assessments result from liquidation of troubled insurers by state regulators.  The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts.  Cash deposits in excess of federally insured limits are approximately $180,000 at December 31, 2007.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7.  Liability for Unpaid Claims

Activity in the liability for accident and health unpaid claims net of reinsurance is summarized as follows.

	2007	2006	2005
Balance at January 1	$ 2,517,366	$ 2,558,565	$ 2,235,929
Less reinsurance recoverable	9,241	-	-
Net Balance at January 1	2,508,125	2,558,565	2,235,929

Incurred related to:
Current year	27,850,499	28,361,878	27,633,450
Prior years	(571,329)	(34,030)	(28,226)
Total Incurred	27,279,170	28,327,848	27,605,224

Paid related to:
Current year	25,553,705	25,844,512	25,074,885
Prior years	1,926,996	2,524,535	2,207,703
Total Paid	27,480,701	28,369,047	27,282,588

Net Balance at December 31	2,306,288	2,508,125	2,558,565
Plus reinsurance recoverable	306	9,241	-
Balance at December 31	$ 2,306,594	$ 2,517,366	$ 2,558,565

The activity summary in the liability for unpaid accident and health claims net of reinsurance shows that claims liabilities were overstated by $571,329, $34,030 and $28,226 for the years ended December 31, 2006, 2005 and 2004, respectively.  Such liability adjustments, which affected current operations during 2007, 2006 and 2005 respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid accident and health claims.  Included in the unpaid accident and health claims are an estimate of claim adjustment expenses of $121,491, $116,854 and $121,349 in 2007, 2006 and 2005, respectively.  Netting out claim adjustment expenses would make accident and health liabilities understated in 2006 and 2005 by $82,824 and $93,123, respectively and overstated by $449,838 in 2007.

8.  Reinsurance

Liability for future policy benefits is reported before the effects of reinsurance.  Reinsurance receivable (including amounts related to insurance liabilities) is reported as an asset.  Estimated reinsurance receivable is recognized in a manner consistent with the liabilities related to the underlying reinsurance contracts.  Such amounts have been presented in accordance with Statement of Financial Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts.”  The Company is liable if the reinsuring companies are unable to meet their obligations under the reinsurance agreements.

In 2007, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2007.

In  2007, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2007.

BNLAC entered into a quota share reinsurance agreement with Hartford Life and Accident Insurance Company for its group life and accidental death and dismemberment plans effective January 1, 2005 whereby Hartford accepts 90% of the risk up to a maximum of $100,000 per life.  This reinsurance replaced Hannover Life Reassurance Company of America.  Hartford was rated “A+” (Superior) by AM Best Company for 2007.

8.  Reinsurance (continued)

Effective January 1, 2007, BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier, whereby the Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.   Hannover was rated “A” (Excellent) by AM Best Company for 2007.

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A” (Excellent) by AM Best Company for 2007.

Group and individual dental is not reinsured due to the economics of the dental insurance business and the small annual maximum liability per policy.

Following is a summary of reinsurance for December 31, 2007, 2006 and 2005:

December 31, 2007	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
Life insurance in force (in thousands)	$ 43,879	$ 14,074	$ -	$ 29,805	0.0%

Premiums-life insurance	$ 348,714	$ 62,805	$ -	$ 285,909	0.0%
Premiums-accident and health	44,383,582	87,334	-	44,296,248	0.0%
Total insurance premiums	$44,732,296	$ 150,139	$ -	$44,582,157	0.0%

December 31, 2006
Life insurance in force (in thousands)	$ 43,645	$ 15,333	$ -	$ 28,312	0.0%

Premiums-life insurance	$ 378,533	$ 71,370	$ -	$ 307,163	0.0%
Premiums-accident and health	44,435,776	74,521	-	44,361,255	0.0%
Total insurance premiums	$44,814,309	$ 145,891	$ -	$44,668,418	0.0%

December 31, 2005
Life insurance in force (in thousands)	$ 39,992	$ 14,531	$ -	$ 25,461	0.0%

Premiums-life insurance	$ 294,370	$ 62,430	$ -	$ 231,940	0.0%
Premiums-accident and health	44,090,958	55,051	-	44,035,907	0.0%
Total insurance premiums	$44,385,328	$ 117,481	$ -	$44,267,847	0.0%

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

Of the options granted through December 2004, there were 110,425 stock options outstanding at December 31, 2007.  The number of options expiring or forfeited were 122,675 and 148,205 in 2007 and 2006, respectively.  There were 12,475 options exercised in 2007 and 1,000 options exercised in 2006. The remaining options expire in 2008.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  The Company granted options for 116,000 shares prior to 2006.  No options were granted in 2007.  The fair value of options granted is estimated at $11,000 in 2005 and $10,940 in 2003.  This value was computed using a binomial method as prescribed in SFAS No. 123(R).  There were 103,000 options outstanding at December 31, 2007.  The estimated weighted average remaining life of the options is 6.4 years and weighted average exercise price is $.63.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for monthly payment of cash bonuses based on 12% of consolidated pre-tax operating income. Bonus expense was $511,562, $308,266 and $283,013 under this plan for 2007, 2006 and 2005, respectively.

The Company had a stock bonus plan for the benefit of certain Officers of the corporation.  The plan provided for a bonus based on consolidated after-tax profits subject to specified limits.  The bonus amount, net of taxes, was used to purchase stock in the Company.  Stock bonuses in the amount of $74,866 and $100,000 were granted and charged to expense in each of the years 2006 and 2005, respectively.  The maximum of 400,000 shares per officer was reached in 2006.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of service are eligible to contribute.  Employer contributions are discretionary.  The Company contributed $64,795, $61,853 and $65,219 in 2007, 2006 and 2005, respectively.

10.  Concentrations

The majority of the Company’s premium income and gross income continues to be generated by the dental insurance products.  This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance.   See Note 1.  The Company has no distinctly reportable business segments.

11.  Change in Accounting Estimate

Based on claims experience in 2007 and 2006, the estimate of claims liability at December 31, 2006  was overstated by approximately $450,000 and understated by $83,000 at December 2005 as described in Note 7.  The change in estimate of this liability has contributed a corresponding decrease in claims expense in 2007 and increase in claims expense in 2006.

12.  Subsequent Events

b
In 2008 preliminary discussions began with EPSI Benefits, Inc. (EBI), regarding possible acquisition of a controlling interest in EBI in exchange for the convertible debenture loan in the amount of $1,357,407 included in other long-term investments on the balance sheet of the Company.  If the controlling interest were acquired, it would be valued for purposes of determining whether any loss is recognized on exchange for the convertible debenture.  The acquisition would then be accounted for under the purchase method, so that 51% of the assets, liabilities and profit or loss of EBI would be included in the Company's consolidated financial statements.  The 51% of assets and liabilities included in the consolidated financial statements would be recorded at current fair value.   Since any such transaction is in the discussion stage, and since no valuations have been obtained, it is not possible to estimate the effect on the Company's financial statements, although management believes that the full amount of the loan will be realized either through the value of EBI shares obtained, or through continued debt service.

There have been no other events subsequent to December 31, 2007 that will have a material impact on the financial condition of the Company.

13. Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Premium Income	$ 11,270,566	$ 11,125,135	$ 11,187,480	$ 10,980,992
Net Investment Income	325,047	300,793	337,856	356,918
Marketing Fees	33,874	33,673	100,448	30,848
Vision Insurance Income	509,505	487,250	482,579	500,025
Realized Gains (Losses)	5,403	7,836	5,993	2,700
Expenses	(11,269,135)	(11,281,522)	(11,292,402)	(10,792,491)

Net Income	$ 875,260	$ 673,165	$ 821,954	$ 1,078,992

Earnings Per Share (Basic and Diluted)	$ 0.06	$ 0.04	$ 0.05	$ 0.07

Comprehensive Income	$ 936,892	$ 653,391	$ 895,527	$ 1,017,832

Quarter Ended
	March 31	June 30	September 30	December 31
2006
Premium Income	$ 11,316,687	$ 11,032,159	$ 11,081,025	$ 11,216,523
Net Investment Income	272,364	321,674	312,502	285,043
Marketing Fees	33,960	33,726	39,027	36,602
Vision Insurance Income	392,024	332,830	445,745	433,168
Realized Gains (Losses)	26,285	5,263	3,654	26,075
Expenses	(11,522,217)	(11,227,573)	(11,011,115)	(11,321,188)

Net Income	$ 519,103	$ 498,079	$ 870,838	$ 676,223

Earnings Per Share (Basic and Diluted)	$ 0.03	$ 0.03	$ 0.05	$ 0.05

Comprehensive Income	$ 505,645	$ 486,941	$ 926,155	$ 703,237

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Balance Sheets

	2007	2006
Assets
Cash and cash equivalents	$ 64,342	$ 74,502
Investments, at fair value	195,875	192,100
Total Investments, Including Cash and Cash Equivalents	260,217	266,602

Accrued investment income	10,630	10,630
Loan to EPSI	1,357,407	1,357,407
Investment in Unconsolidated Subsidiaries at equity (eliminated in consolidated statements)	17,275,173	14,789,381
Income tax asset	21,399	37,000
Other assets	147,757	154,126

Total Assets	$ 19,072,583	$ 16,615,146

Liabilities
Bonds payable	$1,607,576	$1,639,984
Loan from Brokers National Life Assurance Co.	50,688	320,782
Other liabilities	117,445	141,877
Total Liabilities	1,775,709	2,102,643

Shareholders' Equity

Common stock, $.02 stated value, 45,000,000 shares authorized; 15,463,965; 17,213,170, shares issued and outstanding respectively	309,279	344,264
Additional paid-in capital	5,751,240	7,582,732
Retained earnings	11,426,540	7,977,171
Treasury stock, at cost, 250,252; 1,502,720 shares, respectively	(312,816)	(1,460,020)
Unrealized appreciation of securities	122,631	68,356
Total Shareholders' Equity	17,296,874	14,512,503

Total Liabilities and Shareholders’ Equity	$ 19,072,583	$ 16,615,146

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statement of Operations

	2007	2006	2005
Income
Net investment income	$ 204,656	$ 223,021	$ 202,003
Marketing fees	198,843	143,315	115,232
Realized gain on debt extinguishment	10,803	35,730	102,067
Realized gains (losses)	-	(1,621)	-
Total Income	414,302	400,445	419,302

Expenses
General and administrative	259,888	211,236	141,873
Interest expense	124,738	120,246	168,496
Total Expenses	384,626	331,482	310,369

Income from operations before income taxes	29,676	68,963	108,933
Provision for income taxes	15,601	5,025	34,000

Net income before equity in undistributed income of subsidiaries	14,075	63,938	74,933
Equity in undistributed income of subsidiaries	3,435,293	2,500,306	2,228,156

Net Income	$ 3,449,368	$ 2,564,244	$ 2,303,089

Net Income Per Common Share (Basic and Diluted)	$ .22	$ .16	$ .13

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statements of Cash Flows

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$ 3,449,368	$ 2,564,244	$ 2,303,089
Adjustments to compute cash provided by operating activities	(3,491,331)	(2,420,083)	(2,468,796)
Net Cash Provided (Used) by Operating Activities	(41,963)	144,161	(165,707)

Cash Flows from Investing Activities
Dividend from subsidiary	1,000,000	1,450,000	2,950,000
Net Cash Provided by Investing Activities	1,000,000	1,450,000	2,950,000

Cash Flows from Financing Activities
Purchase of treasury stock	(789,184)	(1,297,948)	(2,432,056)
Sale of treasury stock	102,995	64,550	64,550
Stock options exercised	20,494	150	11,430
Payments on long term debt	(270,094)	(249,005)	(231,014)
Debt extinguishments	(32,408)	(107,194)	(157,690)
Net Cash Provided (Used) by Financing Activities	($968,197)	($1,589,447)	$2,744,780)
Net Increase (Decrease) in Cash and Cash Equivalents	(10,160)	4,714	39,513

Cash and Cash Equivalents, Beginning of Period	74,502	69,788	30,275

Cash and Cash Equivalents, End of Period	$ 64,342	$ 74,502	$ 69,788