Form 10-Q
period 2008-03-31
BNL FINANCIAL CORP
filed 2008-05-15
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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
Yes  [   ]            No [ X ]

As of March 31, 2008, the Registrant had 15,208,513 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2008 and the related Consolidated Statements of Income and Comprehensive Income for the three-month periods ended March 31, 2008 and 2007 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2007 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated March 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

        /s/ Smith, Carney & Co.
Oklahoma City,  Oklahoma                                                                                       SMITH, CARNEY & CO., p.c.
May 15, 2008

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31	December 31,
ASSETS	2008 (Unaudited)	2007 (Audited)
Cash and cash equivalents	$ 11,456,329	$ 4,937,983
Investment in fixed maturities, at fair value Available for Sale (amortized cost $590,473, $590,473, respectively)	583,600	599,600
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $13,296,467; $19,027,913, respectively)	13,395,490	19,087,747
Other long-term investments	1,460,132	1,470,054
Investment in equity securities (cost $567,451; $373,603, respectively)	588,736	534,725
Total Investments, Including Cash and Cash Equivalents	27,484,287	26,630,109

Accrued investment income	195,638	220,461
Furniture and equipment, net	1,126,678	1,147,453
Deferred policy acquisition costs	329,724	324,125
Policy loans	176,445	171,889
Receivable from reinsurer	53,383	53,383
Premiums due and unpaid	1,147,393	1,461,467
Income tax assets	2,000	-
Intangible assets	135,584	137,038
Other assets	170,004	155,150
Total Assets	$30,821,136	$30,301,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,285,986	$2,255,045
Policy claims payable	2,260,021	2,306,288
Annuity deposits	2,505,555	2,463,546
Deferred annuity profits	250,002	235,159
Premium deposit funds	23,869	25,318
Supplementary contracts without life contingencies	2,973	5,905
Advanced and unallocated premium	1,760,199	2,219,429
Commissions payable	594,583	514,014
Accrued taxes and expenses	609,951	356,393
Bonds payable	1,578,142	1,607,576
Deferred income tax liability	-	29,601
Other liabilities	1,031,895	967,929
Total Liabilities	12,903,176	13,004,203

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,748,840	5,751,240
Accumulated other comprehensive income	(10,622)	122,630
Accumulated surplus	12,178,028	11,426,539
Treasury stock, at cost; 255,452; ,250,252 shares respectively	(307,565)	(312,816)
Total Shareholders' Equity	17,917,960	17,296,872
Total Liabilities and Shareholders' Equity	$30,821,136	$30,301,075
See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31
	2008 (Unaudited)	2007 (Unaudited)
Income:
Premium income	$11,142,672	$11,270,566
Vision insurance income	627,551	509,505
Net investment income	311,778	325,047
Marketing fees	-	33,874
Realized gains on debt retirement	9,812	5,403
Realized gains	8,838	0

Total Income	12,100,651	12,144,395

Expenses:
Liability for future policy benefits expense	30,941	18,992
Policy benefits and other insurance costs	8,502,811	8,444,261
Amortization of deferred policy acquisition costs	(5,599)	3,867
Operating expenses	2,192,972	2,185,451
Taxes, other than income, fees and assessments	454,717	426,744

Total Expenses	11,175,842	11,079,315

Income from Operations before Income Taxes	924,809	1,065,080

Provision for income taxes	173,320	189,820

Net Income	$751,489	$875,260

Net income per common share (basic and diluted)	$0.05	$0.06

Weighted average number of fully paid common shares	15,213,712	15,701,335

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$(129,246)	$61,602
Reclassification adjustment for loss included in net income	(4,006)	-

Other Comprehensive Income (Loss)	(133,252)	61,602

Comprehensive Income	$618,237	$936,862

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Cash flows from operating activities:	2008 (Unaudited)	2007 (Unaudited)
Net income	$751,489	$875,260
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(8,838)	-
Realized gain on debt retirement	(9,812)	(5,403)
Decrease in deferred tax asset	(4,602)	(1,000)
Depreciation	72,093	69,690
Amortization of deferred acquisition costs, and intangibles	(4,146)	5,320
Accretion of bond discount	161	181
Change in assets and liabilities:
(Increase) decrease in accrued investment income	24,823	(22,591)
Decrease in premiums due and unpaid	314,074	12,318
Increase in liability for future policy benefits	30,941	18,992
Decrease in policy claims payable	(46,267)	(49,156)
Increase (decrease) in annuity deposits and deferred profits	38,852	(107,526)
Decrease in premium deposit funds	(1,449)	(1,406)
Increase (decrease) in advanced and unallocated premium	(459,231)	405,053
Increase in commissions payable	80,569	71,553
Other, increase	318,625	245,587
Net Cash Provided By Operating Activities	1,097,282	1,516,872

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	7,132,133	65,617
Purchase of equity securities	(198,222)	-
Purchase of furniture and equipment	(51,319)	(44,552)
Purchase of fixed maturity securities - Held to Maturity Investments	(1,448,772)	(1,138,642)
Other investments – Line of credit payments received	9,922	8,807
Net Cash Provided By (Used In) Investing Activities	5,443,742	(1,108,770)

Cash flows from financing activities:
Net payments on supplementary contracts	(2,932)	(2,777)
Purchase of treasury stock	(6,750)	32,273
Bonds payable purchased	(22,596)	(101,792)
Exercised stock options	9,600	-
Net Cash Used In Financing Activities	(22,678)	(72,296)
Net Increase In Cash and Cash Equivalents	6,518,346	335,806
Cash And Cash Equivalents, Beginning Of Period	4,937,983	1,673,058
Cash And Cash Equivalents, End Of Period	$11,456,329	$2,008,864

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2008 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the period ended March 31, 2008.  All such adjustments are of a normal and recurring nature.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Commission, for financial statements for the year ended December 31, 2007, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

2.  Change in Accounting Estimate

The group dental claims loss ratio was 62.3% during the first three months of 2008 compared to 61.2% for the same period in 2007.  The claims liability at December 31, 2007 was over estimated by approximately $260,000, which had the effect of reducing claims expense in 2008 in accordance with the FASB #154 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2007 resulted in an increase in net income of approximately $210,000, net of tax, or $.01 per share for the three months ended March 31, 2008.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.   Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  Adoption of SFAS 157 did not have a material impact on the consolidated financial position, results from operations or cash flows of the Company.

In February 2007 the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the consolidated financial position, results from operations or cash flows of the Company.

4.  Fair Value Measurements

Effective January 1, 2008,  the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.  SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities.  These generally provide the most reliable evidence and are used to measure fair value whenever available.  The Company’s level 1 assets and liabilities primarily include equity securities and derivative contracts that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.  Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs.  The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily money market funds).  Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability.  These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability.  The Company’s Level 3 assets and liabilities primarily include certain private fixed maturities.  Valuations are determined using valuation methodologies such as discounted cash flow models and other similar techniques.  As indicated in Note 12, Subsequent Events, of the Annual Financial Statements included in Form 10-K, the primary level 3 asset held by the Company may be realized through the acquisition of assets other than cash.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2008.

	Level 1	Level 2	Level 3	Total
Fixed Maturities , held to maturity	$-	$13,296,467	$-	$13,296,467
Fixed maturities, available for sale	-	583,600	-	583,600
Equity securities, available for sale	588,736	-	-	588,736
Other long term investments	-	-	1,460,132	1,460,132
Cash and cash equivalents	6,094,449	5,361,880	-	11,456,329

Total assets	$6,683,185	$19,241,947	$1,460,132	$27,385,264

 The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to March 31, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2008.

Other Long-term Investments*
Fair value, beginning of period	$1,470,054
Purchases, sales, issuances and settlements	(9,922)

$1,460,132

* There were no unrealized gains or losses for the period relating to those level 3 assets that were held by the Company at the end of the period

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES
[Missing Graphic Reference]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2008 and 2007 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At March 31, 2008, we had liquid assets of $11,456,329 in cash, money market savings accounts and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first three months of 2008, BNLAC collected $11,610,302 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $311,778. Other sources of cash flow in the first three months of 2008 were override commissions of $627,551 on vision products. The Company paid $6,898,205 of policy benefits in the first three months of 2008.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,460,132 consist of, in part, a convertible debenture loan in the amount of $1,357,407 from the Company to EPSI Benefits, Inc. (EBI), a Texas Corporation. The loan bears interest at an annual rate of 14%, payable monthly, with principal payments commencing September 15, 2008 and a maturity date of August 15, 2015. To protect its interest, the Company may convert the debenture into 51% of the outstanding common stock of EBI, subject to regulatory approval.

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

Other long-term investments also include an operating line of credit agreement in the amount of $102,725. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006, thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75%.

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

Our insurance operations are conducted through BNLAC. At March 31, 2008, BNLAC had statutory capital and surplus of $16,586,173. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2008 was $11,142,672 compared to $11,270,566 for the same period in 2007. The decrease for the quarter was primarily due to a decrease in individual and group dental business.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $627,551, in 2008 compared to $509,505 in 2007.  The vision income increased by 23% in 2008 primarily due to increased sales of the voluntary plans.

Net investment income was $311,778 for the first quarter of 2008 compared to $325,047 for the first quarter of 2007.  The decrease for the quarter was due to a decrease in invested assets due to government agency bonds called and the proceeds invested in cash equivalents which had lower interest rates.

The Company received $0 marketing fees from EPSI Benefits Inc. in the first quarter of 2008 compared to $33,874 for the same period last year.  In the fourth quarter of 2007, one of EPSI Benefits largest groups terminated its contract for TPA services.  By mutual agreement, EPSI Benefits has temporarily discontinued paying the Company marketing fees until it can increase revenues.

The Company had a realized gain on debt extinguishments of $9,812 in 2008, compared to $5,403 in 2007 due to the purchase of debentures payable at less than par value.  The Company purchased more debentures in 2008 which resulted in more realized gains on debt extinguishments.

Realized gains were $8,838 for the first quarter of 2008 compared to a gain of $0 for the same period in 2007.  The realized gains in 2008 resulted primarily from the maturity of bonds and sales of fixed assets.

For the first quarter of 2008, liability for future policy benefits expense was $30,941 compared to $18,992 for the same period in 2007.  The increase in future policy benefits in 2008 was primarily due a reduction in surrendered policies in 2008 compared to 2007.

Policy benefits and other insurance costs were $8,502,811 in the first quarter of 2008 compared to $8,444,261 for the same period in 2007.  The increase was primarily due to an increase in the claims expense ratio.  The statutory claims ratio on group dental insurance, which represents the ratio of claims expense incurred to premiums earned, was 62.3% for the first three months of 2008 compared to 61.2% for the first quarter of 2007. The claims ratio increase on group dental business was primarily due to a $400,000 over estimation of unpaid claims at December 31, 2006 compared to an overestimation of $260,000 at December 31, 2007.  The liability for unpaid claims is difficult to estimate and normally results in a variance from actual results.

Amortization of deferred policy acquisition costs was ($5,599) and $3,876 for the first quarter 2008 and 2007, respectively.  Amortization of deferred policy acquisition costs varies in relation to lapses or surrenders of existing policies.

For the first quarter of 2008 operating expenses were $2,192,972 compared to $2,185,451 for the same period in 2007.  The increase for the quarter is primarily due to an increase in salaries and legal fees.

Taxes, other than on income, fees and assessments, were $454,717 for the first quarter of 2008 compared to $426,744 for the same period in 2007.  The increase for the current year is primarily due to an increase in payroll taxes and state licenses and fees.

The provision for income taxes in the first quarter of 2008 includes $177,921 current tax expense and $4,601 deferred tax credit compared to $181,820 current tax expense and $8,000 deferred tax expense.  The decrease in 2008 is primarily due to the decrease in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the first quarter of 2008 was $924,809 compared to $1,065,080 for the same period in 2007.  The decrease in 2008 was primarily due to the higher policy benefits and other insurance costs as a result of a higher loss ratio on the group dental business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2008 and December 31, 2007. We held various financial instruments at March 31, 2008 and 2007, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2008 and December 31, 2007 was $13,880,067 and $19,627,513, respectively.

Based on testing at December 31, 2007, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2008 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2008 totaled $583,736, or 2.3% of total investments and cash on a consolidated basis.   Investments in Equity securities include an investment of $4,375 in call options for common stock for trading purposes.  Our risk on this investment is limited to our cost.

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

Item 4T.  Controls and Procedures

Not applicable at this time.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first quarter of 2008.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2007 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first quarter of 2008.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2008	1,200	$1.25	None	None
Month #1, Feb 1 thru Feb 28, 2008	3,000	$1.25	None	None
Month #3, Mar 1 thru 31, 2008	1,200	$1.25	None	None
Totals	5,400

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

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index
No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 4 herein and the explanation in Note 2 to the Notes to Consolidated Financial Statements (unaudited), page 6 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 2, 2007, as filed with the SEC on Schedule 14A on April 30, 2008, is incorporated by reference herein.

23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith - E2
32.1	Certification of Chief Executive Officer Section 906	Filed herewith - E3
32.2	Certification of Chief Financial Officer Section 906	Filed herewith - E3

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: May 14, 2008	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: May 14, 2008	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)

CERTIFICATION OF CEO PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT
and
Rule 15d-14(a) [17 CFR 240.15d-14(a)]

EXHIBIT 31.1

CERTIFICATION

I, the Chairman and Chief Executive Officer of BNL FINANCIAL CORPORATION (the “Registrant”), certify that:

1.    I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:  May 14, 2008                                                                                   /s/ Wayne E. Ahart
                                Name:   Wayne E. Ahart
                                                Titles:   Chairman of the Board of Directors and
                                                    Chief Executive Officer

                                       BNL FINANCIAL CORPORATION

CERTIFICATION OF CFO PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT
and
Rule 15d-14(a) [17 CFR 240.15d-14(a)]

EXHIBIT 31.2

CERTIFICATION

I, the Executive Vice President, Chief Operating Officer and Chief Executive Officer of BNL FINANCIAL CORPORATION (the “Registrant”), certify that:

1.    I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:  May 14, 2008                                                                                    /s/ Barry N. Shamas
                                                         Name:  Barry N. Shamas
                                                         Titles:  Executive Vice President,
                                                                 Chief Operating Officer and
                                                            Chief Financial Officer

                    BNL FINANCIAL CORPORATION

CERTIFICATION BY CEO AND CFO PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT

EXHIBIT 32

CERTIFICATION

The undersigned hereby certify that the Quarterly Report on Form 10-Q for the period ended March 31, 2008 of BNL FINANCIAL CORPORATION (the “Company”) filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 14, 2008                                                                                     /s/ Wayne E. Ahart
           Name:  Wayne E. AhartTitles:Chairman of the Board of Directors
                        and Chief Executive Officer

                       BNL FINANCIAL CORPORATION

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to BNL FINANCIAL CORPORATION and will be retained by BNL FINANCIAL CORPORATION and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification is not “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This Certification is not incorporated by reference into any filing under the Securities Act or the Exchange Act.

Date:  May 14, 2008                                                                                        /s/ Barry N. Shamas
                                      Name:  Barry N. Shamas
                                                                                                              Titles:  Executive Vice President,
                                                                                                                               Chief Operating Officer and Chief Financial Officer