Form 10-Q
period 2008-08-13
BNL FINANCIAL CORP
filed 2008-08-14
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amended)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Large accelerated filer [   ]                               Accelerated filer [   ]
Non –accelerated  filer [ X ]                            Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]            No [ X ]

As of June 30, 2008, the Registrant had 15,217,912 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2008 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2008 and 2007 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Corporation’s management.

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

        /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                                                                                       SMITH, CARNEY & CO., p.c.
August 14, 2008

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$ 10,048,335	$ 4,937,983
Investment in fixed maturities, at fair value Available for Sale (amortized cost $590,473)	570,806	599,600
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $14,538,494; $19,027,913, respectively)	14,746,163	19,087,747
Other long-term investments	1,245,449	1,470,054
Investment in equity securities (cost $567,451; $373,603, respectively)	615,690	534,725
Total Investments, Including Cash and Cash Equivalents	27,226,443	26,630,109

Accrued investment income	187,487	220,461
Furniture and equipment, net	1,078,069	1,147,453
Deferred policy acquisition costs	318,290	324,125
Policy loans	174,525	171,889
Receivable from reinsurer	53,383	53,383
Premiums due and unpaid	1,014,515	1,461,467
Income tax assets	13,000	-
Intangible assets	134,130	137,038
Other assets	169,324	155,150
Total Assets	$30,369,166	$30,301,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,286,161	$2,255,045
Policy claims payable	1,830,491	2,306,288
Annuity deposits	2,491,567	2,463,546
Deferred annuity profits	242,211	235,159
Premium deposit funds	23,021	25,318
Supplementary contracts without life contingencies	35,596	5,905
Advanced and unallocated premium	1,566,201	2,219,429
Commissions payable	547,965	514,014
Accrued taxes and expenses	227,121	356,393
Bonds payable	1,568,017	1,607,576
Deferred income tax liability	-	29,601
Other liabilities	1,203,569	967,929
Total Liabilities	12,021,920	13,004,203

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,748,840	5,751,240
Accumulated other comprehensive income (loss)	(50,590)	122,630
Accumulated surplus	12,647,282	11,426,539
Treasury stock, at cost; 246,053; 250,252 shares respectively	(307,565)	(312,816)
Total Shareholders' Equity	18,347,246	17,296,872
Total Liabilities and Shareholders' Equity	$30,369,166	$30,301,075

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
Income:
Premium income	$10,983,178	$11,125,135	$22,125,851	$22,395,701
Vision insurance income	522,722	487,250	1,150,274	996,755
Net investment income	257,827	300,793	569,604	625,840
Marketing fees	0	33,673	0	67,547
Realized gains on debt retirement	3,375	2,700	13,187	8,103
Realized gains (loss)	(202,729)	5,136	(193,891)	5,136

Total Income	11,564,373	11,954,687	23,665,025	24,099,082

Expenses:
Liability for future policy benefits expense	175	(24,413)	31,115	(5,420)
Policy benefits and other insurance costs	8,253,364	8,504,126	16,756,175	16,948,387
Amortization of deferred policy acquisition costs	11,435	4,653	5,835	8,520
Operating expenses	2,312,370	2,245,854	4,505,343	4,431,305
Taxes, other than income, fees and assessments	367,271	404,003	821,990	830,746

Total Expenses	10,944,615	11,134,223	22,120,458	22,213,538

Income from Operations before Income Taxes	619,758	820,464	1,544,567	1,885,544

Provision for income taxes	150,504	147,299	323,824	337,118

Net Income	$469,254	$673,165	$1,220,743	$1,548,426

Net income per common share (basic and diluted)	$0.03	$0.04	$0.08	$0.10

Weighted average number of fully paid common shares	15,210,863	15,675,591	15,212,084	15,701,335

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$(36,057)	$(8,423)	$(165,303)	$53,179
Reclassification adjustment for loss included in net income	(3,911)	(11,351)	(7,916)	(11,352)

Other Comprehensive Income (loss)	(39,968)	(19,774)	(173,219)	41,827

Comprehensive Income	$429,286	$653,391	$1,047,524	$1,590,253

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Cash flows from operating activities:	2008 (Unaudited)	2007 (Unaudited)
Net income	$1,220,743	$1,548,426
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	193,891	(13,677)
Realized loss on furniture and fixtures	-	8,541
Realized gain on debt retirement	(13,187)	(8,103)
Decrease in deferred tax asset	(7,602)	(4,000)
Depreciation	151,475	144,963
Amortization of deferred acquisition costs, and intangibles	8,743	11,428
Accretion of bond discount	(906)	614
Change in assets and liabilities:
(Increase) decrease in accrued investment income	32,974	(16,158)
(Increase) decrease in premiums due and unpaid	446,952	(21,297)
Increase (decrease) in liability for future policy benefits	31,116	(5,420)
Increase (decrease) in policy claims payable	(475,797)	22,396
Increase (decrease) in annuity deposits and deferred profits	17,073	(82,730)
Decrease in premium deposit funds	(2,297)	(1,819)
Increase (decrease) in advanced and unallocated premium	(653,228)	494,056
Increase in commissions payable	33,951	54,410
Other, increase	101,320	47,193
Net Cash Provided By Operating Activities	1,085,221	2,178,823

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	9,355,669	939,809
Proceeds from sales of equity securities	-	129,752
Purchase of equity securities	(260,347)	-
Purchase of furniture and equipment	(82,090)	(148,213)
Purchase of fixed maturity securities - Held to Maturity Investments	(5,023,844)	(2,664,265)
Other investments – Line of credit payments received	20,023	18,128
Net Cash Provided By (Used In) Investing Activities	4,009,411	(1,724,789)

Cash flows from financing activities:
Net (payments) deposits on supplementary contracts	29,691	(5,593)
Purchase of treasury stock	(6,750)	(204,635)
Bonds payable purchased	(19,221)	(16,205)
Exercised stock options	12,000	344
Net Cash Provided By (Used In) Financing Activities	15,720	(226,089)
Net Increase In Cash and Cash Equivalents	5,110,352	227,945
Cash And Cash Equivalents, Beginning Of Period	4,937,983	1,673,058
Cash And Cash Equivalents, End Of Period	$10,048,335	$1,901,003

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2008 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for the period ended June 30, 2008.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The group dental claims loss ratio was 61.8% during the first six months of 2008 compared to 61.9% for the same period in 2007.  The claims liability at December 31, 2007 was over estimated by approximately $316,000, which had the effect of reducing claims expense in 2008 in accordance with the SFAS #154 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2007 resulted in an increase in net income of approximately $252,000, net of tax, or $.02 per share for the six months ended June 30, 2008.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.  Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs.  The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily money market funds).  Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
Fixed Maturities , held to maturity	$-	$14,538,494	$-	$14,538,494
Fixed maturities, available for sale	-	570,806	-	570,806
Equity securities, available for sale	615,690	-	-	615,690
Other long term investments	-	-	908,248	908,248
Cash and cash equivalents	5,682,543	4,365,791	-	10,048,334

Total assets	$6,298,233	$19,475,091	$908,248	$26,681,572

 The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to June 30, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2008.

Other Long-term Investments
Fair value, beginning of period	$1,470,054
Included in Earnings: Other than temporary decline in fair value	(204,582)
Purchases, sales, issuances and settlements	(20,024)
Temporary decline in fair value	(337,200)

Fair value, end of period	$908,248

Unrealized gains or losses for the period relating to those level 3 assets that were held by the Company at the end of the period were $337,200.

5.  Allowance for Credit Losses

The Company has a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”), originally dated July 25, 2001 (Exhibit 10.3 to the Company’s 10-K).  The loan bears interest at a rate of 14% and the maturity of the Debenture was August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, and the total principal amount is $1,357,407.

On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.  For various business reasons management of both companies deemed the amendment as advantageous.  Under the agreement, BNL has the right to convert the Debenture into a 51% ownership in EBI.  Such conversion right will continue during the extended maturity of the Debenture.

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 resulting in a net value of $1,152,824.

The Company’s policy for recognizing interest income on impaired loans is to recognize interest under the stated loan terms.  Interest on the debentures is and has been current.

The total recorded investment in impaired loans at June 30, 2008 is $1,357,407, of which there is a related allowance for credit losses of $204,582.

The average recorded investment in impaired loans during the period ended June 30, 2008 was $1,357,407.  There were no impaired loans in 2007.  Interest income recognized in 2008 on the impaired loan was $95,016.

Activity in the allowance for credit losses is as follows:
2008
Beginning Balance	$-
Additions charged to operations	204,582
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$204,582

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30, 2008 and 2007 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2008, we had liquid assets of $10,048,335 in cash, money market savings accounts and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first six months of 2008, BNLAC collected $22,659,338 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $569,604. Other sources of cash flow in the first half of 2008 were override commissions of $1,150,274 on vision products. The Company paid $13,626,670 of policy benefits in the first half of 2008.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,245,449 consist of, in part, a convertible debenture (“debenture”) loan in the amount of $1,152,825 to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.

Because of the amendment to the debenture, the Company analyzed discounted expected future cash flows and estimated an adjustment in the book value of the Debenture of ($204,582), from $1,357,407 down to $1,152,825.

The note is one of several agreements entered into by the Company's subsidiary which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC").

Other long-term investments also include an operating line of credit agreement in the amount of $92,624. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006.  Thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75%.

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

We believe liquid assets, along with investment income and premium income will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At June 30, 2008, BNLAC had statutory capital and surplus of $16,845,530. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2007 was $10,983,178 compared to $11,125,135 for the same period in 2007. Premium income for the first half of 2007 was $22,125,851 compared to $22,395,701 for the same period in 2007. The decrease for the quarter and first half of the year was primarily due to a decrease in new sales of group dental insurance premium.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  Vision insurance income for the second quarter of 2008 was $522,722 compared to $487,250 in the second quarter of 2007.  In the first half of 2008 vision income was $1,150,274 compared to $996,755 for the same period in 2007.  Vision income increased by 15% in 2008, primarily due to increased sales of the voluntary plans.

Net investment income was $257,827 for the second quarter of 2008 compared to $300,793 for the second quarter of 2007.  Net investment income for the first half of 2008 was $569,604 compared to $625,840 for the same period in 2007.  The decrease in the first half and second quarter was due a decrease in invested assets due to government agency bonds called and the proceeds invested in cash equivalents which had lower interest yields.

Realized gains on debt retirement were $3,375 for the second quarter of 2008 compared to a $2,700 gain for the same period in 2007.  For the first half of 2008 realized gains were $13,187 compared to $8,103 for the same period in 2007.

The realized gains are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  The Company purchased more debentures in 2008 which resulted in more realized gain in debt extinguishments.

Realized gains were $5,136 for the second quarter and first half of 2007 compared to a loss of ($202,729) for the second quarter and ($193,891) for the first half of 2008.  The realized loss in 2008 was primarily due to the $204,582 write down of the EBI debenture described in Note 5. The realized gain in 2007 was due to gains from the maturity of bonds, sale of common stock and the sale of fixed assets.

For the second quarter of 2008, liability for future policy benefits expense was $175 compared to $(24,413) for the same period in 2007.  For the six-month period ended June 30, 2008, liability for future policy benefits expense was $31,115 compared to ($5,420) for the same period in 2007.  The increase in future policy benefits in 2008 was primarily due to a reduction in surrendered policies in 2008 compared to 2007.

Policy benefits and other insurance costs were $8,253,364 in the second quarter of 2008 compared to $8,504,126 for the same period in 2007.  In the first six months of 2008 policy benefits and other insurance costs were $16,756,175 compared to $16,948,387 for the same period in 2007.  The decrease for the quarter and first half of 2008 was primarily due to a decrease in group and individual dental premium income.  Individual dental claims decreased $68,715 and group dental claims were $101,366 less than the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 61.77% for the first half of 2008 compared to 61.85% for the first half of 2007.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2007, were $316,000 less than estimated and they were $450,000 less than estimated at December 31, 2006.

Amortization of deferred policy acquisition costs was $11,435 and $4,653 for the second quarter and $5,835 and $8,520 for the first half of 2008 and 2007, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2008 operating expenses were $2,312,370 compared to $2,245,854 for the same period in 2007.  Operating expenses were $4,505,343 in the first six months of 2008 compared to $4,431,305 for the same period in 2007.  The increase for the first six-month period is primarily due to an increase in payroll expense.

Taxes, other than on income, fees and assessments, were $367,271 for the second quarter of 2008 compared to $404,003 for the second quarter of 2007.  Taxes, other than on income, fees and assessments, were $821,990 for the first half of 2008 compared to $830,746 for the same period in 2007.  The decrease for the current year compared to 2007 is primarily due to a decrease in premium taxes as a result of the decrease in premiums collected.

The provision for income taxes in the second quarter of 2008 includes $153,404 current tax expense and $2,900 deferred tax credit compared to $159,299 current tax expense and $12,000 deferred tax credit in the second quarter of 2007.  The provision for income taxes in the first half of 2008 was $331,325 current tax expense and $7,500 deferred tax credit compared to $341,118 current expense and $4,000 deferred tax credit for the same period in 2007.  The decrease for the year in 2008 is primarily due to the decrease in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the second quarter of 2008 was $619,758 compared to $820,464 for the same period in 2007.  For the first half of 2008 income from operations before income taxes was $1,544,567 compared to $1,885,544 for the same period in 2007.  The decrease for the second quarter and first half of 2008 was primarily due to realized losses described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2008 and December 31, 2007. We held various financial instruments at June 30, 2008 and 2007, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2008 and December 31, 2007 was $15,109,300 and $19,627,513, respectively.

Based on testing at December 31, 2007, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first half of 2008 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2008 totaled $615,690, or 2.3% of total investments and cash on a consolidated basis.   Investments in Equity securities include an investment of $5,500 in call options for common stock for trading purposes.  Our risk on this investment is limited to our cost.

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

Not applicable at this time.

Item 4T.  Controls and Procedures

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the second quarter of 2008.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2007 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first half of 2008.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2008	1,200	$1.25	None	None
Month #1, Feb 1 thru Feb 28, 2008	3,000	$1.25	None	None
Month #3, Mar 1 thru 31, 2008	1,200	$1.25	None	None
Month #4, April 1 thru 30, 2008	None	None	None	None
Month #5, May 1 thru 31, 2008	None	None	None	None
Month #6, June 1 thru 30, 2008	None	None	None	None
Totals	5,400

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 27, 2008, the annual meeting of shareholders was held in Des Moines, Iowa.  The Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934.  The matters submitted to a vote of the shareholders were the election of fourteen directors and ratification of the appointment by the Board of Directors of Smith, Carney & Co., p.c. (“Smith Carney”), as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008.  There was no solicitation in opposition to the management’s nominees as listed in the proxy statement.  All directors listed as nominees in the proxy statement and proxy were elected.

The following reports the results of the votes regarding the election of directors:

Name	Votes FOR	Votes AGAINST or Withheld	Abstentions	Broker No Votes
Wayne E. Ahart	12,048,371	21,732	-	-
C. Donald Byrd	12,048,371	21,372	-	-
Kenneth Tobey	12,045,617	21,372	-	-
Barry N. Shamas	12,051,371	21,372	-	-
Cecil Alexander	12,052,373	21,372	-	-
Richard Barclay	12,052,373	21,372	-	-
Eugene A. Cernan	12,052,373	21,372	-	-
Hayden Fry	12,050,093	21,372	-	-
John Greig	12,050,873	21,372	-	-
Roy Ledbetter	12,050,873	21,372	-	-
C. James McCormick	12,050,873	21,372	-	-
John E. Miller	12,050,873	21,372	-	-
Robert R. Rigler	12,049,673	21,372	-	-
L. Stanley Schoelerman	12,050,873	21,372	-	-

The following reports the results of the votes regarding the ratification of the appointment by the Board of Directors of Smith Carney as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes FOR	Votes AGAINST or Withheld	Abstentions	Broker No Votes
12,006,577	9,920	59,108	-

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index
No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amendment dated July 14, 2008 to Convertible Debenture Agreement (Ex 10.3 above)	Filed herewith
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 4 herein and the explanation in Note 2 to the Notes to Consolidated Financial Statements (unaudited), page 6 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated April 28, 2008, as filed with the SEC on Schedule 14A on April 30, 2008, is incorporated by reference herein.

23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith – E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith – E5

(b) Material Contracts - Reports on Form 8-K.
This quarter the Company reported the amendment to the convertible debenture loan investment with EPSI Benefits Inc on Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

s/s Wayne E. Ahart
Date: August 14, 2008	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

s/s Barry N. Shamas
Date: August 14, 2008	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)

.