Form 10-Q
period 2008-09-30
BNL FINANCIAL CORP
filed 2008-11-14
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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
Yes  [   ]            No [ X ]

As of September 30, 2008, the Registrant had 15,217,912 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2008 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2008 and 2007 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Corporation’s management.

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

        /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                                                                                       SMITH, CARNEY & CO., p.c.
November 14, 2008

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2008 (Unaudited)	2007 (Audited)
Cash and cash equivalents	$ 10,971,903	$ 4,937,983
Investment in fixed maturities, at fair value Available for Sale (amortized cost $590,473)	539,206	599,600
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $13,523,871; $19,027,913, respectively)	14,048,464	19,087,747
Other long-term investments (fair value $1,016,049; $1,470,054 respectively)	1,238,594	1,470,054
Investment in equity securities (cost $656,857; $373,603, respectively)	534,780	534,725
Total Investments, Including Cash and Cash Equivalents	27,332,947	26,630,109

Accrued investment income	197,045	220,461
Furniture and equipment, net	1,053,649	1,147,453
Deferred policy acquisition costs	309,656	324,125
Policy loans	180,276	171,889
Receivable from reinsurer	53,383	53,383
Premiums due and unpaid	1,071,252	1,461,467
Income tax assets	44,000	-
Intangible assets	132,677	137,038
Other assets	208,771	155,150
Total Assets	$30,583,656	$30,301,075

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,302,509	$2,255,045
Policy claims payable	1,969,296	2,306,288
Annuity deposits	2,511,023	2,463,546
Deferred annuity profits	234,102	235,159
Premium deposit funds	22,512	25,318
Supplementary contracts without life contingencies	34,854	5,905
Advanced and unallocated premium	1,391,423	2,219,429
Commissions payable	544,849	514,014
Accrued taxes and expenses	438,348	356,393
Bonds payable	1,568,017	1,607,576
Deferred income tax liability	-	29,601
Other liabilities	968,936	967,929
Total Liabilities	11,985,869	13,004,203

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,748,840	5,751,240
Accumulated other comprehensive income (loss)	(163,170)	122,630
Accumulated surplus	13,015,660	11,426,539
Treasury stock, at cost; 246,053; 250,252 shares respectively	(312,822)	(312,816)
Total Shareholders' Equity	18,597,787	17,296,872
Total Liabilities and Shareholders' Equity	$30,583,656	$30,301,075
See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)		2007 (Unaudited)
Income:
Premium income	$10,737,738	$11,187,480	$32,863,588		$33,583,181
Vision insurance income	550,992	482,579	1,701,266		1,479,334
Net investment income	276,786	337,856	846,391		963,696
Marketing fees	-	100,448	-		167,994
Realized gains on debt retirement	-	-	13,187		8,103
Realized gains (loss)	(104,212)	5,993	(298,103)		11,129

Total Income	11,461,304	12,114,356	35,126,329		36,213,437

Expenses:
Liability for future policy benefits expense	16,349	(8,360)	47,464		(13,780)
Policy benefits and other insurance costs	8,452,594	8,573,825	25,208,768		25,522,212
Amortization of deferred policy acquisition costs	8,634	5,616	14,469		14,136
Operating expenses	2,236,227	2,173,305	6,741,571		6,604,610
Taxes, other than income, fees and assessments	281,321	301,382	1,103,311		1,132,128

Total Expenses	10,995,125	11,045,768	33,115,583		33,259,306

Income from Operations before Income Taxes	466,179	1,068,588	2,010,746		2,954,131

Provision for income taxes	97,800	246,634	421,624		583,752

Net Income	$368,379	$821,954	$1,589,122		$2,370,380

Net income per common share (basic and diluted)	$0.02	$0.05	$0.10		$0.15

Weighted average number of fully paid common shares	15,216,861	15,675,591	15,212,412		15,701,335

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$(202,989)	$73,573	$(368,292	) $	126,716
Reclassification adjustment for loss included in net income	90,408	-	82,492		(11,351)

Other Comprehensive Income (loss)	(112,581)	73,573	(285,800)		115,365

Comprehensive Income	$255,798	$895,527	$1,303,322		$2,485,745

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Cash flows from operating activities:	2008 (Unaudited)	2007 (Unaudited)
Net income	$1,589,122	$2,370,380
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	300,523	(13,677)
Realized loss on furniture and fixtures	2,420	2,549
Realized gain on debt retirement	(13,187)	(8,103)
Decrease in deferred tax asset	(15,602)	(18,000)
Depreciation	239,988	262,248
Amortization of deferred acquisition costs, and intangibles	18,830	18,497
Accretion of bond discount	(6,413)	1,251
Change in assets and liabilities:
(Increase) decrease in accrued investment income	23,416	(38,408)
(Increase) decrease in premiums due and unpaid	390,215	(154,096)
Increase (decrease) in liability for future policy benefits	47,465	(13,780)
Increase (decrease) in policy claims payable	(336,992)	105,929
Increase (decrease) in annuity deposits and deferred profits	28,420	(145,947)
Decrease in premium deposit funds	(2,806)	(2,528)
Increase (decrease) in advanced and unallocated premium	(828,007)	350,637
Increase (decrease) in commissions payable	30,835	(66,697)
Other, increase (decrease)	(8,715)	83,147
Net Cash Provided By Operating Activities	1,459,512	2,769,402

Cash flows from investing activities:
Proceed from sales of furniture and equipment	17,000	47,251
Proceeds from maturity or redemption - Held to Maturity Investments	10,489,668	2,242,642
Proceeds from sales of equity securities	4,375	129,752
Purchase of equity securities	(287,629)	-
Purchase of furniture and equipment	(160,763)	(246,690)
Purchase of fixed maturity securities - Held to Maturity Investments	(5,524,844)	(2,764,065)
Other investments – Line of credit payments received	26,878	28,026
Net Cash Provided By (Used In) Investing Activities	4,564,685	(563,084)

Cash flows from financing activities:
Net (payments) deposits on supplementary contracts	28,949	(8,444)
Purchase of treasury stock	(9,605)	(711,299)
Bonds payable purchased	(19,221)	(16,205)
Exercised stock options	9,600	346
Net Cash Provided By (Used In) Financing Activities	9,723	(735,602)
Net Increase In Cash and Cash Equivalents	6,033,920	1,470,716
Cash And Cash Equivalents, Beginning Of Period	4,937,983	1,673,058
Cash And Cash Equivalents, End Of Period	$10,971,903	$3,143,774

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2008 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the period ended September 30, 2008.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The group dental claims loss ratio was 62.8% during the first nine months of 2008 compared to 62.6% for the same period in 2007.  The claims liability at December 31, 2007 was over estimated by approximately $340,000, which had the effect of reducing claims expense in 2008 in accordance with the SFAS #154 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2007 resulted in an increase in net income of approximately $282,000, net of tax, or $.02 per share for the nine months ended September 30, 2008.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities.  These generally provide the most reliable evidence and are used to measure fair value whenever available.  The Company’s level 1 assets and liabilities primarily include equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
Fixed Maturities , held to maturity	$-	$13,523,871	$-	$13,523,871
Fixed maturities, available for sale	-	539,206	-	539,206
Equity securities, available for sale	534,780	-	-	534,780
Other long term investments	-	-	1,016,049	1,016,049
Cash and cash equivalents	2,511,861	8,460,042	-	10,971,903

Total assets	$3,046,641	$22,523,119	$1,016,049	$26,585,809

 The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to September 30, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2008.

Other Long-term Investments
Fair value, beginning of period	$1,470,054
Included in Earnings: Other than temporary decline in fair value	(204,582)
Purchases, sales, issuances and settlements	(26,879)
Temporary decline in fair value	(222,544)

Fair value, end of period	$1,016,049

Unrealized gains or losses for the period January 1, 2008 through September 30, 2008 relating to those level 3 assets that were held by the Company at the end of the period were $222,544.

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

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 in the quarter ended June 30, 2008, resulting in a net book value of $1,152,825.

The Company’s policy for recognizing interest income on impaired loans is to recognize interest under the stated loan terms.  Interest on the debentures is and has been current.

The total recorded investment in impaired loans at September 30, 2008 is $1,357,407, of which there is a related allowance for credit losses of $204,582.

The average recorded investment in impaired loans during the period ended September 30, 2008 was $1,357,407.  There were no impaired loans in 2007.  Interest income recognized in 2008 on the impaired loan was $150,337.

Activity in the allowance for credit losses is as follows:
2008
Beginning Balance	$-
Additions charged to operations	204,582
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$204,582

6.  Subsequent Event –Company Dividends

In the fourth quarter of 2008, the board of directors voted to pay a $.05 dividend per share to its shareholders, which will require approximately $761,000 of funding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the nine months ended September 30, 2008 and 2007 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2008, we had liquid assets of $10,971,903 in cash, money market savings accounts, Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first nine months of 2008, BNLAC collected $33,439,000 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $846,391. Other sources of cash flow in the nine months of 2008 was vision insurance income of $1,701,266. The Company paid $20,591,632 of policy benefits in the first nine months of 2008.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,238,594 consist of, in part, a convertible debenture (“debenture”) loan in the amount of $1,152,825 to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.

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

Other long-term investments also include an operating line of credit agreement in the amount of $85,769. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

Our insurance operations are conducted through BNLAC. At September 30, 2008, BNLAC had statutory capital and surplus of $17,199,472. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

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

The Company classified equity securities, operating and money market savings accounts as level 1. The majority of the Company’s equity securities are actively traded on a major stock exchange. The fair value for the equity securities were the stocks closing price on September 30, 2008.  The fair value was provided by a broker and the Company did not make any adjustments to the non binding quotes.    Fair value for operating and money market savings accounts are book value due to their liquidity.

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

The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public, most government securities, certain asset-backed and mortgage-backed securities, etc.), and short-term investments (U. S. Treasury Bills).  Valuations were provided by investment brokers.  There were no adjustments to the non binding quotes they provided.  Short term investments valuation are book value due to their liquidity

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability.  These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability.

 The other long term investments in level 3 are a convertible debenture loan investment to EPSI Benefits, Inc. and a line of credit to EPSI. The debenture loan bears interest at a rate of 14% and matures August 15, 2020.  To determine the fair value the Company estimated the probability of receiving expected future cash flows and discounted them by 14% plus a risk free rate of 4.7%. The Company used book value as fair value for the line of credit.

Consolidated Results of Operations

Premium income for the third quarter of 2008 was $10,737,738 compared to $11,187,480 for the same period in 2007. Premium income for the first nine months of 2008 was $32,863,588 compared to $33,583,181 for the same period in 2007. The decrease for the quarter and first nine months of the year was primarily due to a decrease in new sales of group dental insurance premium.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  Vision insurance income for the third quarter of 2008 was $550,992 compared to $482,579 in the third quarter of 2007.  In the first nine months of 2008 vision income was $1,701,266 compared to $1,479,334 for the same period in 2007.  Vision income increased by 15% in 2008, primarily due to increased sales of the voluntary plans.

Net investment income was $276,786 for the third quarter of 2008 compared to $337,856 for the third quarter of 2007.  Net investment income for the first nine months of 2008 was $846,391 compared to $963,696 for the same period in 2007.  The decrease in the first nine months and third quarter was due a decrease in fixed maturity invested assets due to government agency bonds that were called and the proceeds invested in cash equivalents which had lower interest yields.

For the first nine months of 2008 realized gains on debt retirement were $13,187 compared to $8,103 for the same period in 2007.  The realized gains are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  The Company purchased more debentures in 2008 which resulted in more realized gain in debt extinguishments.

Realized gains were $5,993 for the third quarter of 2007 and $11,129 for the first nine months of 2007 compared to a loss of ($104,212) for the third quarter of 2008 and ($298,103) for the first nine months of 2008.  The realized loss in 2008 was primarily due to the $204,582 write down of the EBI debenture described in Note 5. and the $110,250 write-down to market value of a Washington Mutual Bond.  The realized gain in 2007 was due to gains from the maturity of bonds, sale of common stock and the sale of fixed assets.

For the third quarter of 2008, liability for future policy benefits expense was $16,349 compared to $(8,360) for the same period in 2007.  For the nine-month period ended September 30, 2008, liability for future policy benefits expense was $47,464 compared to ($13,780) for the same period in 2007.  The increase in future policy benefits in 2008 was primarily due to a reduction in surrendered policies in 2008 compared to 2007.

Policy benefits and other insurance costs were $8,452,594 in the third quarter of 2008 compared to $8,573,825 for the same period in 2007.  In the first nine months of 2008 policy benefits and other insurance costs were $25,208,768 compared to $25,522,212 for the same period in 2007.  The decrease for the quarter and first nine months of 2008 was primarily due to a decrease in group and individual dental premium income.  Individual dental claims decreased $77,065 and group dental claims were $267,410 less than the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 62.8% for the first nine months of 2008 compared to 62.6% for the first nine months of 2007.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2007, were $316,000 less than estimated and they were $450,000 less than estimated at December 31, 2006.

Amortization of deferred policy acquisition costs was $8,634 and $5,616 for the third quarter and $14,469 and $14,136 for the first nine months of 2008 and 2007, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2008 operating expenses were $2,236,227 compared to $2,173,305 for the same period in 2007.  Operating expenses were $6,741,571 in the first nine months of 2008 compared to $6,604,610 for the same period in 2007.  The increase for the nine-month period is primarily due to an increase in payroll expense.

Taxes, other than on income, fees and assessments, were $281,321 for the third quarter of 2008 compared to $301,382 for the third quarter of 2007.  Taxes, other than on income, fees and assessments, were $1,103,311 for the first nine months of 2008 compared to $1,132,128 for the same period in 2007.  The decrease for the current year compared to 2007 is primarily due to a decrease in premium taxes as a result of the decrease in premiums collected and a premium tax refund from a state.

The provision for income taxes in the third quarter of 2008 includes $105,801 current tax expense and $8,002 deferred tax credit compared to $217,634 current tax expense and $29,000 deferred tax expense in the third quarter of 2007.  The provision for income taxes in the first nine months of 2008 was $437,126 current tax expense and $15,502 deferred tax credit compared to $558,752 current expense and $25,000 deferred tax expense for the same period in 2007.  The decrease for the year in 2008 is primarily due to the decrease in net income.  Deferred tax expense or credit is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the third quarter of 2008 was $466,179 compared to $1,068,588 for the same period in 2007.  For the first nine months of 2008 income from operations before income taxes was $2,010,746 compared to $2,954,131 for the same period in 2007.  The decrease for the third quarter and first nine months of 2008 was primarily due to realized losses and the decrease in premium and investment income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2008 and December 31, 2007. We held various financial instruments at September 30, 2008 and 2007, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2008 and December 31, 2007 was $14,063,077 and $19,627,513, respectively.

Based on testing at December 31, 2007, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2008 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2008 totaled $534,780, or 2.0% of total investments and cash on a consolidated basis

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the third quarter of 2008.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2007 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first nine months of 2008.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2008	1,200	$1.25	None	None
Month #1, Feb 1 thru Feb 28, 2008	3,000	$1.25	None	None
Month #3, Mar 1 thru 31, 2008	1,200	$1.25	None	None
Month #4, April 1 thru 30, 2008	None	None	None	None
Month #5, May 1 thru 31, 2008	None	None	None	None
Month #6, June 1 thru 30, 2008	None	None	None	None
Month #7, July 1 thru 31 2008	2,200	$1.25	None	None
Month #8, Aug 1 thru 31, 2008	2,000	$1.25	None	None
Month #9, Sept 1 thru 30, 2008	None	None	None	None
Totals	9,600

Item 3. Defaults Upon Senior Securities.

During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
There were no items submitted to security holders for a vote.

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index
No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amendment dated July 14, 2008 to Convertible Debenture Agreement (Ex 10.3 above)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly report on 10Q for the period ended June 30, 2008.

No.	Description	Page or Method of Filing
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 4 herein and the explanation in Note 2 to the Notes to Consolidated Financial Statements (unaudited), page 6 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated April 28, 2008, as filed with the SEC on Schedule 14A on April 30, 2008, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith – E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith – E5

(b) Material Contracts - Reports on Form 8-K.

This quarter the Company reported the amendment to the convertible debenture loan investment with EPSI Benefits Inc. on form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: November 14, 2008	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: November 14, 2008	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)