Form 10-K
period 2008-12-31
BNL FINANCIAL CORP
filed 2009-03-31
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  Yes ❒  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act . Yes ❒  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ❒                        Accelerated filer ❒
Non-accelerated filer ☒      Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ❒  No ☒

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2008 cannot be determined due to the limited trading in the Company’s stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2008, the Registrant had outstanding 15,207,127 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,892,053 shares owned by affiliates of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 27, 2009 have been incorporated by reference into Part III of this Form 10-K

PART 1

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

BNL Financial Corporation	___________	Consumer's Protective Association (Inactive Association)
|
Brokers National Life Assurance Company
|
BNL Brokerage Corporation

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2008 marketed life and accident and health insurance.  In 1987 BNLAC began selling insurance in Iowa.  In 1992, BNLAC redomesticated to Arkansas and expanded its sales to other states through the acquisition of Statesman Life Insurance Company.  The Company has no foreign operations.

In 2008, BNLAC was granted a certificate of authority in Connecticut, Hawaii, Massachusetts, and New Jersey.  This makes 48 states and the District of Columbia the Company is able to offer life and accident and health insurance on an individual and group basis.

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

Statistics by line of business are as follows (gross before reinsurance):

I. Annualized Premiums and Annuity Deposits In Force:	2008	2007
Ordinary Life Insurance	$260,000	$292,000
Individual Annuities(1)	69,000	70,000
Group Dental Insurance	40,845,000	42,299,000
Miscellaneous A&H insurance	2,139,000	2,356,000

Total	$43,313,000	$45,017,000

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance	$266,000	$284,000
Individual Annuities(1)	65,000	61,000
Group Dental Insurance	41,382,000	41,926,000
Miscellaneous A&H insurance	2,311,000	2,069,000

Total	$44,024,000	$44,340,000

III. Face Value of Insurance:
Ordinary Life Insurance	$33,696,000	$43,879,000
Accidental Death Insurance	120,625,000	120,655,000

Total	$154,321,000	$164,534,000

(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:

State	Life Premiums	Annuity	Accident and Health	Total
Georgia	$18,000	$-	$3,522,000	$3,540,000
Louisiana	20,000	-	3,220,000	3,240,000
Oregon	1,000	-	2,794,000	2,795,000
Arkansas	27,000	-	2,693,000	2,720,000
Indiana	9,000	-	2,496,000	2,505,000
Ohio	2,000	-	2,459,000	2,461,000
Michigan	9,000	-	2,203,000	2,212,000
Indiana	3,000	-	2,226,000	2,229,000
Idaho	3,000	-	2,203,000	2,206,000
All Other States	174,000	65,000	19,877,000	20,116,000
Total	$266,000	$65,000	$43,693,000	$44,024,000

The following chart shows group and individual dental insurance premiums collected for each of the past five years ended December 31.

	Group Dental Gross Premiums Collected	Individual Dental Gross Premiums Collected
2008	$41,382,000	$1,602,000
2007	41,926,000	1,785,000
2006	42,132,000	1,988,000
2005	41,629,000	2,033,000
2004	40,681,000	1,594,104

The following chart shows group dental insurance claims paid and incurred claims ratios for each of the five years ended December 31.  The incurred claims loss ratio represents the ratio of incurred claims to premiums earned.

		Incurred
	Gross	Claims
Group Dental Insurance	Claims Paid	Ratio
2008	$26,290,000	61.9%
2007	26,340,000	61.8%
2006	27,127,000	64.1%
2005	26,046,000	63.1%
2004	25,044,000	62.3%

Agents' Commissions
On December 31, 2008, BNLAC had 4,681 general agents and brokers that market its policies in 41 states compared to 4,478 agents and brokers on December 31, 2007

On all of its products BNLAC believes it pays competitive commissions to agents. There is considerable competition for insurance agents and BNLAC competes with larger, well-established life insurance companies for the services of agents. BNLAC believes it is able to attract competent agents by offering competitive compensation, efficient service to agents and customers and by developing products to fill special needs within the marketplace.

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

In 2008, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2008.

In 2008, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2008.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its group life, group accidental death and dismemberment and accidental death and dismemberment without group life plans effective January 1, 2008 whereby Hannover accepts 90% of the risk up to a maximum of $100,000 per life.  This reinsurance replaced Hartford Life and Accident Insurance Company.  Hannover was rated “A” (Excellent) by AM Best Company for 2008.

Reinsurance (continued)
BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier effective January 1, 2007. The Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis, 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.  This reinsurance replaced Hartford Life and Accident Insurance Company.  Hannover was rated “A (Excellent) by AM Best Company for 2008

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A” (Excellent) by AM Best Company for 2008.

Group and individual dental is not reinsured due to the economics of the dental business and the small annual maximum liability per policy.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

	Gross			Net
	Insurance	Reinsurance	Reinsurance	Insurance
	In Force	Ceded	Assumed	In Force
Life Insurance
2008	$33,696,000	$11,111,000	$0	$22,585,000
2007	43,879,000	14,074,000	0	29,805,000
2006	43,645,000	15,333,000	0	28,312,000
2005	39,992,000	14,531,000	0	25,461,000
2004	37,207,000	11,752,000	0	25,455,000

Accidental Death Insurance
2008	$120,625,000	$108,562,000	$0	$12,063,000
2007	120,655,000	108,590,000	0	12,065,000
2006	112,085,000	100,877,000	0	11,208,000
2005	79,643,000	71,834,000	0	7,809,000
2004	65,629,000	59,238,000	0	6,391,000

Investments
BNLAC invests its available funds in certificates of deposit, U.S. Treasury Bills, short term government agency notes, U.S. government and agency bonds and corporate bonds and common stocks.  The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's statutory net investment income and ratio of net return on mean invested assets were as follows:

Year	BNLAC Statutory Net Investment Income	Net Return on Mean Invested Assets
2008	$960,753	3.8%
2007	1,123,716	4.8%
2006	1,005,774	4.6%
2005	853,563	4.0%
2004	879,351	4.4%

For information concerning realized and unrealized gains and losses on securities see Note 4 of the Notes to Consolidated Financial Statements on page F-11 and the table on page 16.

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC.  The “Company Action Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred.  The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company’s total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.  If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered.  At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 75% but greater than or equal to 50% of its RBC.  At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control.  Calculations using the NAIC formula at December 31, 2008 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 1,322% and, therefore, significantly above the Company Action Level.

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

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others.  These groups range in size from three to approximately 2,033 persons.  BNLAC also sells its products to individuals.  BNLAC is a small insurance company which has no identifiable market share.  BNLAC is not ranked according to its size or volume of sales.

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

Personnel
At December 31, 2008 BNLAC had four executive officers and 69 full-time administrative personnel.  BNLAC’s administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters.  The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent.  The Company currently has no employees which are represented by a labor union.  BNLAC uses a third party administrator to process dental claims.

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

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements will be amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $320,000 and $355,000 for 2008 and 2007, respectively.

BNLF leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $18,750 per year.  BNLAC incurs 100% of the rental expense.

In November of 2007, BNLAC terminated its lease of 288 square feet of office space in Des Moines, IA.  At December 31, 2008, employees of the Des Moines office worked from their homes and there are no plans to lease additional office space in Des Moines at this time.

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class.  The balance of Bonds Payable was $1,443,282 and $1,607,576 at December 31, 2008 and 2007, respectively.  The bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL. The estimated annual impact to earnings per share is approximately $.006 per share.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

The Company has made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $164,295, and $32,408 in 2008 and 2007; respectively.  Gains from early extinguishments of the debt were $44,370, $10,803 and $35,732 in 2008, 2007 and 2006; respectively.

ITEM 4. Submission of Matters to a Vote of  Security Holders

No matters were submitted for a vote during the fourth quarter of 2008.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters  and Issuer Purchase of Equity Securities

Market for Stock
During 2008 the Company purchased 16,680 shares of its common stock at the request of shareholders at $1.25 per share.

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

The stock is not traded on any established trading market.

Purchases of Common Stock During 2008

The following table sets forth the shares of the Company’s outstanding Common Stock which the Company purchased during 2008:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased Note 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month #1, January 1 thru 31, 2008	1,200	$1.25	None	None
Month #2, February 1 thru 28, 2008	3,000	$1.25	None	None
Month #3, Mar 1 thru 31, 2008	1,200	$1.25	None	None
Month #4, April 1 thru 30, 2008	None	None	None	None
Month #5, May 1 thru 31, 2008	None	None	None	None
Month #6, June 1 thru 30, 2008	None	None	None	None
Month #7, July 1 thru 31 2008	2,200	$1.25	None	None
Month #8, Aug 1 thru 31, 2008	2,000	$1.25	None	None
Month #9 September 1 thru 30, 2008	None	None	None	None
Month #10 October 1 thru 31, 2008	1,080	$1.25	None	None
Month #11 November 1 thru 30, 2008	6,000	$1.25	None	None
Month #12 December 1 thru 31, 2008	None	$1.25	None	None
Total	16,680	$1.25

Note 1 to the above table:  During 2008, the Company did not have any publicly announced plan or program to repurchase its outstanding Common Stock.  From time to time, some shareholders of the Company request the Company purchase their stock and the Company does, from time to time, make such repurchases but only does so in its sole and absolute discretion and the Company is under no obligation to make any such repurchases in the future.

Holders
As of December 31, 2008 there were 1,998 record holders of the Company's common stock.

Dividends
In the fourth quarter of 2008, the board of directors voted to pay a $.05 dividend per share to its shareholders, which required approximately $760,000 of funding.  The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion.  In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

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

Of the options granted through December 2004, there were no stock options outstanding at December 31, 2008.  The number of options expiring or forfeited were 100,825 and 122,675 in 2008 and 2007, respectively.  There were 9,600 options exercised in 2008 and 12,475 options exercised in 2007. All the remaining options expired in 2008.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  The Company granted options for 116,000 shares prior to 2005.  No options were granted in 2008, 2007 and 2006.  The fair value of any options granted is estimated using a binomial method as prescribed in SFAS No. 123(R).  There were 93,050 options outstanding at December 31, 2008.  The estimated weighted average remaining life of the options is 4.4 years and weighted average exercise price is $.63.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1 of the financial statements.

The table below sets forth the Equity Compensation Plans as of December 31, 2008.

	A	B	C
Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Not approved by security holders
Employee Plan	93,050	$.63	134,000

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6.  Selected Financial Data

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2008 is derived from the Company's consolidated financial statements.  The consolidated financial statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008 are included elsewhere in this Form 10-K.
	2008*	2007	2006	2005	2004
Total Income	$46,455,107	$48,084,920	$47,646,337	$46,614,276	$44,906,665
Net Income	$2,366,472	$3,449,368	$2,564,243	$2,303,089	$2,652,503
Net Income Per Common Share	$.16	$.22	$.16	$.13	$.14
Total Assets	$30,012,783	$30,301,075	$27,009,634	$26,621,477	$26,058,520
Total Liabilities	$11,404,366	$13,004,202	$12,497,130	$13,498,115	$12,798,984
Average Shares Outstanding	15,211,961	15,602,725	16,481,342	17,495,881	19,184,245

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated financial condition of the Company at December 31, 2008, 2007 and 2006 and the consolidated results of operations for the periods ended December 31, 2008, 2007 and 2006.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Management believes the Company's current critical accounting policies are comprised of the following:

Liabilities for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry.  Management uses an independent actuary to formulate this estimate.  Differences in the estimates and actual results may result in revised claims expense which is recognized in the period in which the difference is determined.  See Note 1, 7 and 11 to our financial statements for the effect on the year 2008.

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

For the Company’s group and individual dental insurance, the Company’s financial personnel develop and make a Single Point Estimate for the claim liabilities which results in the Company’s Single Point Estimate for the end of each fiscal quarter and year end.  The Company’s independent consulting actuary develops and makes its separate Single Point Estimate for such liabilities.  The Company’s financial personnel and independent consulting actuary compare their Single Point Estimates, reconcile any differences and agree on a Single Point Estimate for such liabilities.  Annually, the Company’s independent consulting actuary gives a Single Point Estimate liability certification to the Company with the agreed amount and the Company uses such certified amount without change.

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

As to the consistency of the Company’s estimation of its claim liabilities (the policy claims payable on the Company’s balance sheet), you may reference Notes 7 and 11 to the Company’s Financial Statements.  Notes 7 and 11 present data indicating the actual claims paid in a subsequent fiscal year for a prior fiscal year; actual claims incurred in a subsequent year for a prior fiscal year; and the claim liabilities for the prior fiscal year.  Notes 7 and 11 are limited to the most recent fiscal year being reported, December 31, 2008, and the previous fiscal years of 2007 and 2006.

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

The discussion in this paragraph relates to the months where the completion factors are deemed to be fully credible which are typically the months prior to November and December.    The completion factors have been relatively stable in the recent past.  In the future, there could be changes in the trend of completion factors.  The Company and its independent consulting actuary review the trends in the completion factors and when necessary make judgments as to the Single Point Estimate value for these items.  Such estimates are based on observable trends and would also reflect any known major changes.  Professional judgments are made based on the experience of the actuary and Company’s financial personnel and management.  To observe the possible sensitivity of assuming 100% reliance on completion factors for claims incurred during the months for which completion factors are believed to be fully credible, if the associated claim liabilities for those months had increased by 5%, the year-end December 31, 2008, claim liabilities would have been increased by approximately $13,000.

The discussion in this paragraph relates to the months where the completion factors are deemed to be not fully credible which are typically the months of November and December.  The choice of the loss ratio assumption or claims per insured per month assumption for the most recent month of the claim was incurred may also have an impact on the liability estimate. These assumptions are monitored for trends.  The Company and its consulting actuary monitor the loss ratio and claims per insured month and override the completion factor approach for the most recent months before the Company’s financial statement date where the completion factors are not fully credible, i.e. November and December.  To observe the possible sensitivity of assuming 100% reliance on loss ratio or claims per insured per month factors for claims incurred during the months for which completion are believed to be not fully credible (typically November and December of a fiscal year), if the loss ratio or claims per insured per month had increased by 3% for those months (a multiple of 1.03), the associated claim liabilities for those months and the year end December 31, 2008, claim liability would have been increased by approximately $121,000.

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

At December 31, 2008 and 2007, respectively, the Company had gross deferred tax assets of $1,067,931 and $1,129,371 with corresponding valuation allowances of $701,414 and $812,466, and gross deferred tax liabilities of $269,517 and $346,506, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover.  The resulting net deferred tax asset at December 31, 2008 is $97,000 compared to a deferred tax liability of $29,601 at December 31, 2007.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2008	2007	2006
Current tax provisions	$663,441	$773,032	$514,377
Deferred tax provision	(68,602)	40,602	4,025

Total income tax provision	$594,839	$813,634	$518,402

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Book income before tax	$2,961,311	$4,263,002	$3,082,645

Income tax computed at statutory rate (34%)	$1,006,845	$1,449,421	$1,048,099
Valuation allowance for AMT credit	(17,000)	(85,000)	110,461
Revision of valuation allowance	94,052	173,923	(116,108)
Rate differential	(489,058)	(724,710)	(524,050)

Total income tax provision (benefit)	$594,839	$813,634	$518,402

The Company has net operating loss carry forwards for income tax purposes at December 31, 2008 as follows:

Expiring	NOL
2009	$162,000
2010	186,000
2011	66,000
2012	193,000
2018	105,000
2019	32,000
2020	28,000
2028	128,000

$900,000

Financial Condition

	2008		2007		2006
Income from Operations before Income Taxes	$2,961,311		$4,263,002		$3,082,645
Book Value Per Share	$1.22		$1.14		$0.92
Stockholders' Equity	$18,608,417		$17,296,872		$14,512,504
Statutory Capital and Surplus of Insurance Subsidiary	$16,964,513		$15,834,457		$13,223,044
A.M. Best Financial Rating	B	+	B	+	B	+

The statutory capital and surplus of the insurance subsidiary increased in 2008 and 2007 primarily due to income from operations.

Liquidity and Capital Resources

At December 31, 2008 the Company had liquid assets of $4,989,381 in cash, short term government agency notes, money market savings accounts, JP Morgan Chase Liquid Assets Fund, Regions Morgan Keegan Government Agency Fund, Goldman Sachs Trust Financial Square Fund, Evergreen Institutional Treasury Money Market Fund, First American Treasury Obligation Funds and short-term certificates of deposit.  Money market funds maybe subject to withdrawal restrictions.  No such restrictions were in place at December 31, 2008.  All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow.  In 2008, BNLAC collected approximately $44.0 million of premiums and annuity deposits (gross before reinsurance) and $1,170,901 of net investment income. Another source of cash flow in 2008 was overwrite commissions of $2,263,529 on vision products. During the year the Company incurred $32,978,610 in policy benefits and other insurance costs.

The net cash flow for 2008 was $51,398 versus operating income of $2,961,311.   The difference is primarily due to dividends paid to shareholders of $760,356, the increase in fixed assets, equity securities and fixed maturities of approximately $1.1 million and the decrease in advanced and unallocated premium of $1.2 million.

Approximately $544,000 of the bond portfolio is classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. The bonds include auto industry bonds, government agencies and U. S. Treasury Bonds that have unrealized profits.  The Company may sell these bonds before they mature.

Approximately $19.6 million of the bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost.  This classification reflects management's ability and intent to hold the bonds until maturity.  No adjustments to surplus are made as bond values change unless declines in market value are deemed to be other than temporary.

The table below discloses the unrealized gains and losses on the "Held to Maturity" bonds.

Portfolio Designated “Held to Maturity”

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$11,236,009	$73,390	$46,229	$11,263,170
Corporate securities	4,120,927	44,631	388,256	3,777,302
Mortgage-backed securities GNMA & FNMA CMO	4,240,072	114,955	2,026	4,353,001

Totals	$19,597,008	$232,976	$436,511	$19,393,473

The Company’s investments are primarily in U.S. Government and Government Agencies ($15,879,057 amortized book value), other investment grade bonds ($3,870,427 amortized book value) and less than investment grade ($459,478 amortized book value).

The table below discloses the unrealized losses on the bonds that are less than investment grade.

Less Than Investment Grade Bonds

December 31, 2008	S&P Rating	Amortized Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Ford Motor Company	CCC+	$42,000	$-	$-	$42,000
General Motors Acceptance Corporation	BB+	80,000	-	-	80,000
Provident Companies Inc.	BB+	137,478	-	36,978	100,500
American General Finance	BBB	200,000	-	130,000	70,000

Totals		$459,478	$-	$166,978	$292,500

In 2008 the Company wrote down Washington Mutual bonds from $126,000 to $0 to reflect their status as worthless.  Management determined Ford Motor Company and General Motors Acceptance Corporation bonds  are other than temporarily impaired and wrote down Ford Motor Company from $187,864 to $42,000 and General Motors Acceptance Corporation from $100,000 to $80,000.  The aggregate realized loss on the bonds was $291,864.

The Company does not hedge its investment income through the use of derivatives.

The Company has a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”), originally dated July 25, 2001 (Exhibit 10.3).  The loan bears interest at a rate of 14% and the maturity of the Debenture was August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, and the total principal amount is $1,357,407.

On July 14, 2008, the Company and EBI, amended the Debenture (Exhibit 10.9) whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.  For various business reasons management of both companies deemed the amendment to be advantageous. Under the agreement, BNL has the right to convert the Debenture into a 51% ownership in EBI.  Such conversion right will continue during the extended maturity of the Debenture.

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 at the time the agreement was amended, resulting in a net book value of $1,152,825. Interest on the debentures is and has been current.

Other long-term investments also include an operating line of credit agreement in the amount of $71,784 and $112,647 in 2008 and 2007 respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2011.  The line of credit is at 8.00% with interest and principal payable monthly to BNLAC.

On November 5, 2001 the Company’s Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings").  One term of the settlement was the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company’s common stock owned by the members of the class.  The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year’s earnings.  The total principal amount of bonds payable at December 31, 2008 is $1,443,282 compared to $1,607,576 at December 31, 2007.  Bond interest expense was $93,536, and $112,322 in 2008 and 2007; respectively.  BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders. The maximum amount of dividends, which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner, is subject to restrictions relating to statutory surplus.  The Arkansas Insurance Commissioner has reviewed and approved the settlement.  The Company does not expect the dividend restrictions to impact its ability to meet its cash needs.  The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2008, BNLAC paid dividends totaling $1,300,000 to BNLF for the payment of dividends to the Company’s shareholders and for other general operating funds compared to $1,000,000 dividends paid in 2007 for operating funds and to purchase common stock.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2008.

Long-Term Contractual Obligations *	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Bonds and Related Future Interest Payable**	$2,037,000	$87,000	$174,000	$174,000	$1,062,000
Operating Lease Obligations	$1,636,000	$358,000	$684,000	$594,000	$-
Liability for Future Policy Benefits (Note A.)	$9,218,352	$1,284,565	$1,989,647	$1,388,628	$4,555,512
Policy Claims Payable (Note B.)	$1,712,140	$1,712,140	$-	$-	$-
Liability for Annuity Deposits (Note C.)	$5,397,256	$94,188	$133,592	$202,811	$4,966,665
Supplementary Contracts (Note D.)	$32,601	$1,495	$2,955	$2,901	$25,250

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

NOTE A, Liabilities for Future Policy Benefits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled life block was assumed to surrender for its reserve at the end of 20 years.  Health blocks tested were projected using approximate means beyond 20 years.  Payments on blocks not initially modeled were projected on an approximate basis.  The total estimated future payments to be made relating to the Liability for Future Policy Benefits is stated as $9,218,352 which does not match the balance sheet liability total of $2,208,948 and the difference is $7,009,404.  This is primarily due to the fact that the estimated future payments presented in the long term contractual obligations table for Future Policy Benefits includes consideration for future premiums, investment income and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. Assumptions for estimating future payments are made regarding such items as interest earnings, mortality, morbidity, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding premium payments and withdrawals, mortality and morbidity improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect.   The determination of the amount of the future payments is based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of future payments will likely vary from that presented in the above table.

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

NOTE C, Annuity Deposits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled annuity block was assumed to surrender for its reserve at the end of 20 years.  The total estimated future payments to be made relating to the Annuity Deposits liability is stated as $5,397,256 which does not match the balance sheet liability total of $2,523,185 and the difference is $2,874,071.   The balance sheet Annuity Deposit liability represents such items as deposits, premiums, investment income, expenses, and withdrawals which have already occurred while the total estimated future payments presented in this long term contractual obligations table are estimated using assumptions for future occurrences of such factors and other factors.  The estimated future payments are based on many significant assumptions regarding future occurrences such as future premium payments, interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding annuity deposits and withdrawals, mortality improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect. The determination of the Annuity Deposit estimated future payments is based upon estimates and the timing and amount of estimated future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

NOTE D, Supplementary Contracts.

The total estimated future payments to be made relating to the Supplementary Contracts without life contingencies liability is stated as $32,601 which does not match the balance sheet liability total of $2,782 and the difference is $29,819. This is primarily due to the fact that the estimated future payments in this long term contractual obligations table for Supplementary Contracts includes consideration of future investment income, withdrawals (if permitted) and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. The estimated future payments are based on many significant assumptions regarding future occurrences such as interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding withdrawals (if allowed), and mortality improvement or deterioration.  Random fluctuation in experience could also have an effect. The Supplementary Contracts estimated future payments are based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

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

Results of Operations
Premium income was $43,456,024 in 2008, $44,564,173 in 2007 and $44,646,393 in 2006.  The decrease in 2008 was due to a decrease in group and individual insurance premiums.  New sales of dental insurance were down in 2008 and 2007 primarily due to increased competition from additional companies marketing dental insurance and the turbulent economic climate that reduced consumers spending.  This is reflected in the $650,000 decrease in first year group dental premium in 2008 and a decrease of $352,674 in 2007.

Net investment income was $1,170,901 in 2008, $1,320,614 in 2007 and $1,191,583 in 2006, an increase of 11% in 2007, and a decrease of 11% in 2008.  The increase in 2007 was due to an increase in investment in fixed maturities and an increase in interest rates.  The decrease in 2008 was primarily due to the sharp decline in interest rates throughout 2008 and an increase in short term investments with lower yields. The decrease in interest rates and the challenged financial markets has made it difficult to purchase investment grade bonds with yields equivalent to bonds purchased over the last few years.

The Company receives marketing fees from EBI per the marketing agreement mentioned above.  The Company received marketing fees of $0 in 2008, $198,843 in 2007 and $143,315 in 2006.  By mutual agreement, EPSI ceased paying the Company marketing fees in 2008 due to the termination of one of its largest customers.  The increase in marketing fees in 2007 was due to additional funds available at EPSI from higher profits during the year.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, on which BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $2,263,529, $1,979,359 and $1,603,767 in 2008, 2007 and 2006, respectively.  The vision income increased by 14% and 23% in 2008 and 2007, respectively, primarily due to the addition of group voluntary vision plans that require lower participation rates.

The Company had a realized gain on debt extinguishments of $44,370 in 2008, $10,803 in 2007 and $35,732 in 2006 due to the purchase of debentures payable at less than par value.  The Company purchased fewer debentures in 2007 than it did in 2008 and 2006, which resulted in less realized gain in debt extinguishments.

Realized capital gains and (losses) on investments were ($479,717) in 2008, $11,128 in 2007 and $25,547 in 2006.  In 2008 the Company wrote down Washington Mutual bonds from $126,000 to $0 to reflect their status as worthless.  Management determined Ford Motor Company and General Motors Acceptance Corporation bonds were other than temporarily impaired and wrote down Ford Motor Company from $187,864 to $42,000 and General Motors Corporation from $100,000 to $80,000.  The aggregate realized loss on the bonds was $291,864.

The Company has a $1,357,407 convertible debenture loan investment (“Debenture”) at 14% to EPSI Benefits, Inc. (“EBI”) that was scheduled to mature August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, however on July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020. Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company was required to establish an allowance for credit losses in the amount of $204,582, which is part of the realized losses for the year.

 The realized gain in 2007 and 2006 was primarily from the sale of equity securities.

Decreases in liability for future policy benefits were ($39,268), ($213,867) and ($123,066) in 2008, 2007 and 2006, respectively. The increase in 2008 was primarily due to a decrease in the amount of life policies surrendered.  The decrease in 2007 was primarily due to a decrease in additional contract reserves on individual dental policies. The number of individual dental policies in force decreased in 2008 and 2007.

Policy benefits and other insurance costs decreased from $34,374,507 in 2006, to $33,496,995 in 2007 and to $32,978,610 in 2008.  The decrease in 2008 was primarily due to an approximately $454,000 decrease in claims expense, $390,000 of which resulted from an overestimation of claims payable at December 31, 2007.  The decrease in 2007 was primarily due to an approximately $1.2 million decrease in claims expense, $450,000 of which resulted from an overestimation of claims payable at December 31, 2006. The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 61.9% in 2008, 61.8% in 2007 and 64.1% in 2006.

Amortization of deferred policy acquisition costs was $40,564 in 2008, $16,060 in 2007 and $26,219 in 2006. Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990.  Amortization expense per year may vary in relation to lapses or surrenders of the existing block of business.

Operating expenses were $9,055,261 in 2008, $9,012,950 in 2007 and $8,759,605 in 2006. The 4.7% increase for 2008 is primarily due to increased labor and other costs.  The increase in expenses in 2007 was due primarily to an increase in payroll expense, executive incentive bonuses, agent recruiting bonuses and independent accounting fees.  Payroll expense increased due to an increase in the variety of products available and an increase in the number of states in which we are authorized to operate.

Executive incentive bonuses increased due to a 2% increase in the amount of the bonus and an increase in profit.  The Company implemented agent bonus programs in 2007 to increase the number of agents marketing its products.

Taxes other than on income were $1,458,629 in 2008, $1,509,780 in 2007 and $1,526,427 for 2006. The decrease for 2008 is primarily due to a decrease in premium taxes on fewer premiums collected. The decrease in 2007 was due to a decrease in property taxes from a prior year accrual adjustment.

In 2008, the consolidated income from operations before taxes was $2,961,311 compared to $4,263,002 in 2007 and  $3,082,645 in 2006.  The decrease in 2008 was primarily due to the decrease in premium income and investment income and the increase in realized losses on fixed maturities.  The increase in income from operations for 2007 was primarily due to the decrease in the group dental claims ratio and change in 2007 claims payable estimate, which added approximately $1.2 million to income.

Earnings per share were $.16, $.22, and $.16 in 2008, 2007 and 2006, respectively.  The effect of the treasury shares acquired in 2008, 2007 and 2006 (see Market for Stock) increased earnings per share by $.01, $.01 and $.01, respectively.

The provision for income taxes was $594,839 in 2008, $813,634 in 2007 and $518,402 in 2006.   For the periods ended December 31, 2008, 2007 and 2006, the Company had $663,441, $773,033 and $514,377 of current tax expense and $68,602 of deferred tax credit in 2008 and $40,601 and $ 4,025 of deferred tax expense for 2007 and 2006; respectively.   Fluctuations in tax expense are primarily due to changes in taxable income, limitations on net operating losses utilized and adjustments in estimates for income taxes in prior years.

For the year ended December 31, 2008, other comprehensive income (losses) was ($283,566) compared to $54,274 in 2007 and  $57,735 or the same period in 2006.  The comprehensive loss in 2008 was due to the decrease in the market value of equity securities.  Comprehensive income for 2007 and 2006 was primarily due to an increase in the market value of equity securities in both years.

Future Marketing Plans

In 2008, BNLAC was granted a certificate of authority in Connecticut, Hawaii, Massachusetts, and New Jersey.  This makes 48 states and the District of Columbia the Company is able to offer life and accident and health insurance on an individual and group basis.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies.  The Company’s conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates.  We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2008 and December 31, 2007. We held various financial instruments at December 31, 2008 and 2007, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4).  See page 16 for information on less than investment grade bonds held by the Company.

Interest Rate Risk – We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds.  The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.  The estimated fair value of our fixed maturity securities at December 31, 2008 and December 31, 2007 was $19,937,398 and $19,627,513 respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2008 of approximately $410,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2008, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk – We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2008 totaled $429,745, or only 1.6% of total investments and cash on a consolidated basis.   We do not hedge our equity price risk.  As of December 31, 2008 a 20% adverse change in equity prices would result in an approximate $75,592 decrease in the fair value of our equity securities.

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

ITEM 8. Financial Statements and Supplementary Data

The information in response to this Item 8 is set forth on pages F-1 through F-25 attached to this Report which pages are hereby incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Internal Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 in recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This included policies and procedures that (a) pertain to the maintenance of records in reasonable detail which accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and our receipts and expenditures are being made in accordance with authorizations of our management or directors, as applicable; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets which could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of our independent registered public firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

In addition, during our last fiscal quarter for 2008, no change occurred in our internal control over financial reporting which was identified by management’s evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant

The directors and executive officers of the Company are as follows:

Name	Age	First Became Director or Executive Officer	Position
Wayne E. Ahart	68	1984	Chairman of the Board and Director
C. Donald Byrd	67	1984	Vice Chairman of the Board and Director
Kenneth Tobey	50	1994	President and Director
Barry N. Shamas	61	1984	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director
Cecil Alexander	72	1994	Director
Richard Barclay	71	1994	Director
Eugene A. Cernan	74	1994	Director
Hayden Fry	79	1984	Director
John Greig	73	1984	Director
Roy Ledbetter	78	1994	Director
John E. Miller	79	1994	Director
C. James McCormick	83	1984	Director
Robert R. Rigler	85	1989	Director
L. Stan Schoelerman	83	1984	Director

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

C. James McCormick is former Chairman of the Board of McCormick, Inc., Best Way Express, Inc., and President of JAMAC Corporation, all of Vincennes, Indiana.  He is the owner of CJ Leasing, LLC.  Mr. McCormick is former Chairman of the Board of Directors and CEO of First Bancorp, Vincennes, Indiana; former Chairman of the Vincennes University board of trustees and a Life Director of the Indiana Chamber of Commerce; and a former member of the Young President's Organization.  He is a former Chairman of the Board of the American Trucking Associations.  Mr. McCormick is a Past Chairman of the National Board of Trustees of The Fellowship of Christian Athletes.

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

Additional information required by this item is incorporated by reference from the Company’s 2009 Proxy Statement for its annual meeting of shareholders scheduled for May 27, 2009 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s 2009 Proxy Statement for its annual meeting of shareholders scheduled for May 27, 2009 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table reflects the persons known to the Company to be the beneficial owners of 5% or more of the Company's voting securities as of December 31, 2008

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class as of December 31, 2008
Common Stock	Wayne E. Ahart	4,712,216	(2)	30.99%
	8017 Cobblestone
	Austin, TX 78735

Common Stock	Barry N. Shamas	2,801,816	(3)	18.42%
	1095 Hidden Hills Dr
	Dripping Springs, TX 78620

Common Stock	C. Don Byrd	1,852,719	(4)	12.18%
	1725 S. 50th Unit 144
	W. Des Moines, IA 50265

Common Stock	Kenneth Tobey	1,161,762		7.64%
	23 Tennyson
	N. Little Rock, AR 72116

(1) To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of  1,200,000 shares which are owned by National Iowa Corporation and 686,037 shares which are owned by Arkansas National Corporation.  Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations.   LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation.  Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by  National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart.  Consequently, Wayne Ahart has voting control of 4,712,216 (30.99%) shares of the Company’s common stock.

(3) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

(4) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

Security Ownership of Management
The following table sets forth, as of December 31, 2008, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percent of Class as of December 31, 2008
Common	Wayne E. Ahart	4,712,216	(2)	30.99%
Common	Cecil L. Alexander	37,088		0.24%
Common	Richard L Barclay	48,788		0.32%
Common	Tammy Barr	600		0.00%
Common	C. Donald Byrd	1,852,719	(3)	12.18%
Common	Eugene A. Cernan	37,088		0.24%
Common	Jeffrey A. Drees	18,843		0.12%
Common	Hayden Fry	69,272		0.46%
Common	John Greig	50,102		0.33%
Common	Roy E. Ledbetter	37,088		0.24%
Common	C. James McCormick	13,708		0.09%
Common	John E. Miller	47,111		0.31%
Common	Jerry Ouzts	300		0.00%
Common	Pamela C. Randolph	2,905		0.02%
Common	Robert R Rigler	3,295		0.02%
Common	Barry N. Shamas	2,801,816	(4)	18.42%
Common	Kenneth Tobey	1,161,762		7.64%
Common	All Officers and Directors as a group (17 persons)	10,894,701		71.64%

(1) To the Company's knowledge all shares are beneficially owned by the persons named, except as otherwise indicated, and they hold the sole voting and investment power.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of   1,200,000 shares which are owned by National Iowa Corporation and 686,037 shares which are owned by Arkansas National Corporation.  Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations.   LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation.  Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart.  Consequently, Wayne Ahart has voting control of 4,712,216 (30.99%) shares of the Company’s common stock.

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

ITEM 13. Certain Relationships and Related Transactions and Directors Independence

None

ITEM 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the Company’s 2009 Proxy Statement for its annual meeting of shareholders scheduled for May 27, 2009.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)   1.  Financial Statements

The information required by this section is set forth on pages F-1 to F-22 of this Report which is incorporated herein by reference.

2.  The following financial statement schedule required to be filed by Paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report.

Schedule II - Condensed Financial Information of Registrant  F-23 to F-25

Schedules I and IV have been omitted as all required data are included in the Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         3.  Exhibits

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.

3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318

4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.

4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.

10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.

10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.

10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.

10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.

10.5	Office lease agreement dated January 21, 2006, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.

10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.

10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.

10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2006.

10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.

11	Statement Re computation of per share earnings.
Reference is made to the explanation of the computation of per share earnings as shown in Note 1 to the Notes to Consolidated Financial Statements filed herewith under Item 14(a)(1) above which clearly describes the same.

12	Statements re computation of ratios.	Not applicable.

16	Letter Re Change in Certifying Accountant.	Incorporated by reference to Exhibit I of the Company's periodic Report on Form 8-K dated September 14, 1995.

21	Subsidiaries of Registrant.	Filed herewith.

31.1	Certification of Chief Executive Officer Section 302	Filed herewith – E1

31.2	Certification of Chief Financial Officer Section 302	Filed herewith – E2

32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Attached hereto – E3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2009

BNL FINANCIAL CORPORATION

/s/ Wayne E. Ahart
By: Wayne E. Ahart, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/S/ Wayne E. Ahart Wayne E. Ahart	Chairman of the Board, Director (Principal Executive Officer)	03/30/2009
/S/ C. Donald Byrd C. Donald Byrd	Vice Chairman of the Board and Director	03/26/2009
/S/ Kenneth Tobey Kenneth Tobey	President and Director	03/26/2009
/S/ Barry N. Shamas Barry N. Shamas	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	03/30/2009
/S/ Hayden Fry Hayden Fry	Director	03/26/2009
/S/ John Greig John Greig	Director	03/26/2009
/S/ C. James McCormick C. James McCormick	Director	03/26/2009
/S/ Robert R. Rigler Robert R. Rigler	Director	03/26/2009
/S/ Stanley Schoelerman Stanley Schoelerman	Director	03/26/2009
/S/ Cecil Alexander Cecil Alexander	Director	03/26/2009
/S/ Richard Barclay Richard Barclay	Director	03/26/2009
/S/ Eugene A. Cernan Eugene A. Cernan	Director	03/26/2009
/S/ Roy Ledbetter Roy Ledbetter	Director	03/26/2009
/S/ John E. Miller John E. Miller	Director	03/26/2009

ANNUAL REPORT ON FORM 10-K
ITEM 15 (a) AND 15 (d)
FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

Oklahoma City, Oklahoma                                                                              SMITH, CARNEY & CO., p.c.
March 30, 2009                                                                                                 /s/ Smith, Carney & Co., p.c.

BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31,
ASSETS	2008	2007
Cash and cash equivalents	$4,989,381	$4,937,983
Investments in fixed maturities at fair value, Available for Sale (amortized cost $ 444,976; $590,473, respectively)	543,925	599,600
Investments in fixed maturities at amortized cost, Held to Maturity (fair value $19,393,473; $19,027,913, respectively)	19,597,008	19,087,747
Other long-term investments - (Note 4)	1,224,609	1,470,054
Investment in equity securities, at fair value (cost $699,829, $373,603, respectively)	429,745	534,725
Total Investments, Including Cash and Cash Equivalents	26,784,668	26,630,109

Accrued investment income	181,522	220,461
Leasehold improvements, furniture and equipment, net	1,048,673	1,147,453
Deferred policy acquisition costs	283,561	324,125
Policy loans	191,010	171,889
Receivable from reinsurer	46,554	53,383
Premiums due and unpaid	1,113,301	1,461,467
Deferred income tax assets	97,000	-
Intangible assets	131,212	137,038
Other assets	135,282	155,150

Total Assets	$30,012,783	$30,301,075

LIABILITIES
Liabilities for future policy benefits	$2,208,948	$2,255,045
Policy claims payable	1,712,140	2,306,288
Annuity deposits	2,523,185	2,463,546
Deferred annuity profits	231,263	253,159
Premium deposit funds	21,849	25,318
Supplementary contracts without life contingencies	2,782	5,905
Advanced and unallocated premium	1,036,123	2,219,429
Commissions payable	595,488	514,014
Accrued taxes and expenses	566,809	356,393
Bonds payable	1,443,282	1,607,576
Deferred income tax liability	-	29,601
Other liabilities	1,062,497	967,928
Total Liabilities	11,404,366	13,004,202

SHAREHOLDERS’ EQUITY
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965; shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,748,465	5,751,240
Accumulated other comprehensive income (loss)	(160,934)	122,630
Accumulated surplus	13,032,655	11,426,540
Treasury stock, at cost, 256,838; 250,252; shares, respectively	(321,048)	(312,816)
Total Shareholders' Equity	18,608,417	17,296,873

Total Liabilities and Shareholders' Equity	$30,012,783	$30,301,075

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
Income
Premium income	$43,456,024	$44,564,173	$44,646,393
Net investment income	1,170,901	1,320,614	1,191,583
Marketing fees (Note 4)	-	198,843	143,315
Vision insurance income	2,263,529	1,979,359	1,603,767
Realized gain on debt retirements	44,370	10,803	35,732
Realized gains (losses)	(479,717)	11,128	25,547

Total Income	46,455,107	48,084,920	47,646,337

Expenses
Decrease in liability for future policy benefits	(39,268)	(213,867)	(123,066)
Policy benefits and other insurance costs	32,978,610	33,496,995	34,374,507
Amortization of deferred policy acquisition costs	40,564	16,060	26,219
Operating expenses	9,055,261	9,012,950	8,759,605
Taxes, other than on income	1,458,629	1,509,780	1,526,427

Total Expenses	43,493,796	43,821,918	44,563,692

Income from Operations before Income Taxes	2,961,311	4,263,002	3,082,645

Provision for income taxes	594,839	813,634	518,402

Net Income	$2,366,472	$3,449,368	$2,564,243

Net income per common share (basic and diluted)	$0.16	$0.22	$0.16

Weighted average number of fully paid common shares	15,211,961	15,602,725	16,481,342

Net Income (as above)	$2,366,472	$3,449,368	$2,564,243

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of ($47,777), 10,175 and $11,532 of deferred taxes in 2008, 2007 and 2006; respectively)	(516,795)	65,626	73,496
Reclassification adjustment for (gain) loss included in net income	233,229	(11,352)	(15,761)

Other Comprehensive Income (Loss)	(283,566)	54,274	57,735

Comprehensive Income	$2,082,906	$3,503,642	$2,621,978

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2008, 2007 and 2006

	Shares	Amount	Additional Paid-In Capital	Accumulated Surplus	Accumulated Other Comprehensive Income	Treasury Stock
Balance, December 31, 2005	17,213,170	$344,264	$7,608,519	$5,412,928	$10,622	$(252,969)

Accumulated other comprehensive income	-	-	-	-	57,734	-
Sale of treasury stock	-	-	(25,936)	-	-	90,370
Purchase of treasury stock	-	-	-	-	-	(1,297,871)
Stock options exercised	-	-	150	-	-	450
Net income	-	-	-	2,564,243	-	-
Balance, December 31, 2006	17,213,170	$344,264	$7,582,733	$7,977,171	$68,356	$(1,460,020)

Accumulated other comprehensive income	-	-	-	-	54,274	-
Sale of treasury stock	-	-	48,325	-	-	102,995
Purchase of treasury stock	-	-	-	-	-	(789,184)
Stock options exercised	-	-	5,736	-	-	20,494
Retirement of treasury stock	(1,749,205)	(34,985)	(1,885,554)	-	-	1,812,899
Net income	-	-	-	3,449,368	-	-
Balance, December 31, 2007	15,463,965	$309,279	$5,751,240	$11,426,539	$122,630	$(312,816)

Accumulated other comprehensive income	-	-	-	-	(283,566)	-
Purchase of treasury stock	-	-	-	-	-	(20,858)
Stock options exercised	-	-	(2,775)	-	-	12,626
Dividends	-	-	-	(760,356)	-	-
Net income	-	-	-	2,366,472	-	-
Balance, December 31, 2008	15,463,965	$309,279	$5,748,465	$13,032,655	$(160,934)	$(321,048)

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$2,366,472	$3,449,368	$2,564,243
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	482,137	(13,677)	(17,367)
Realized (gain) loss on sale of furniture and equipment	(2,420)	2,549	(8,180)
Realized gain on debt extinguishments	(44,370)	(10,803)	(35,732)
Depreciation	284,324	381,064	311,489
Decrease (increase) in deferred tax asset	(68,602)	40,602	4,000
Increase in and amortization of deferred acquisition costs, and bond issuance cost	46,379	21,875	(24,932)
Accretion of bond premium (discount)	(11,652)	(11,528)	(5,623)
Change in assets and liabilities:
(Increase) decrease in accrued investment income	38,939	2,833	(38,009)
(Increase) decrease in receivable from reinsurer	6,829	(563)	(4,435)
(Increase) decrease in premiums due and unpaid	348,166	(375,364)	(58,420)
Decrease in liability for future policy benefits	(46,097)	(217,804)	(118,631)
Decrease in policy claims payable	(594,149)	(201,837)	(50,440)
Increase (decrease) in annuity deposits and deferred profits	37,743	(107,909)	(350,367)
Decrease in premium deposit funds	(3,469)	(3,140)	(3,349)
Increase (decrease) in advanced and unallocated premium	(1,183,306)	1,344,340	71,799
Increase (decrease) in commissions payable	81,474	(41,145)	53,338
Other, (decrease) increase	266,181	(279,162)	(138,876)
Net Cash Provided by Operating Activities	2,004,579	3,979,699	2,150,508

Cash Flows from Investing Activities
Proceeds from sales of investments	4,375	129,753	150,452
Proceeds from maturity or redemption - Held to Maturity Investments	12,002,977	5,623,542	4,244,735
Proceeds from sale of furniture and equipment	17,000	43,809	12,786
Purchase of equity securities	(330,601)	(47,105)	(223,281)
Purchase of furniture, equipment and leasehold improvements	(200,122)	(252,506)	(466,286)
Purchase of fixed maturity securities, Held to Maturity	(12,631,782)	(5,605,447)	(3,853,309)
Other Investments - Line of credit - receipt (advanced)	40,863	37,755	35,632
Net Cash Used in Investing Activities	(1,097,290)	(70,199)	(99,271)

Cash Flows from Financing Activities
Sale of treasury stock	-	164,226	64,550
Purchase of treasury stock	(20,858)	(780,352)	(1,297,948)
Dividends to shareholders	(760,358)	-	-
Net change in supplementary contracts	28,200	(11,336)	(19,740)
Stock options exercised	12,875	4,492	150
Debt extinguishments	(119,922)	(21,605)	(71,463)
Net Cash Used in Financing Activities	(855,891)	(644,575)	(1,324,451)
Net Increase in Cash and Cash Equivalents	51,398	3,264,925	726,786
Cash and Cash Equivalents, Beginning of Period	4,937,983	1,673,058	946,272

Cash and Cash Equivalents, End of Period	$4,989,381	$4,937,983	$1,673,058

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

The Company’s principal activity is the sale of individual and group life and accident and health insurance within the United States.    The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $2,000.  See Note 10.  The Company is licensed to sell in 48 states and the District of Columbia as of December 31, 2008.  See Note 2.  Substantially all of the Company's life insurance in force is nonparticipating business.

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

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense.  Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held.  This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which are revised periodically to reflect actual experience.  Increases in the liability account for interest credited to contracts are charged to expense.  The interest rate assumptions ranged from 4.0% to 5.0% during 2008 and 2007.

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

1.  Summary of Significant Accounting Policies (continued)

The “held to maturity” classification reflects management's intent and ability to hold this block of securities to their maturity.  Investments designated by management as part of the held to maturity portfolio are presented on the financial statements at amortized book value and, therefore, unlike the available for sale portfolio, no adjustments to surplus are made as bond values change unless declines in market value are deemed to be other than temporary.

Realized gains or losses on sale of all investments are determined on a specific identification basis.  Investments in equity securities are carried at fair value.

Cash equivalents are carried at amortized cost, which approximates fair value.  Cash equivalents represent other short-term securities.  For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. Cash equivalents include money market funds that maybe subject to withdrawal restrictions.  No such restrictions were in place at December 31, 2008. The Company made debenture interest payments of $97,424, $78,331 and $86,700 in 2008, 2007 and 2006; respectively.  The Company made cash payments for income taxes of $550,000, $670,000 and $500,000 in 2008, 2007 and 2006, respectively.

Leasehold improvements and furniture and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred.  Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method.  Leasehold improvements are amortized over the lease term.  Accumulated depreciation and amortization totaled $1,163,242 and $1,099,706 at December 31, 2008 and 2007, respectively.  Depreciation and amortization expense was $284,324, $381,064, and $311,488, for the years ended December 31, 2008, 2007 and 2006, respectively.

Other assets include agents’ balances of $59,005 and $49,710 at December 31, 2008 and 2007, respectively, after reduction for allowance of doubtful accounts.  The allowance account had a credit recorded of $5,615, $4,400 and $4,313 in 2008, 2007 and 2006, respectively.

Intangible assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. These assets must be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired.  The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.  No impairment expense was recognized in 2008, 2007 or 2006.  Amortization expense of approximately $5,815 was recorded for each of the years ended December 31, 2008, 2007 and 2006, respectively.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan and the 2002 Nondirector, Nonexecutive Stock Option Plan using the fair value method as required by SFAS No. 123(R).  Under this method the fair value of the options granted is recorded as expense at the date of grant for fully vested instruments.  See Note 9.

In February 2007 the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management adopted but did not elect to apply SFAS No. 159 treatment to its financial assets and financial liabilities.  The adoption of SFAS 159 did not have a material impact on the consolidated financial position, results from operations or cash flows of the Company.

In June 2007, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2007. Management has evaluated the impact of adopting FIN No. 48 on the consolidated financial statements, and the adoption of FIN No. 48 did not have a material effect on the consolidated financial position, cash flows and results of operations.

Net gain per share is based on net gain divided by the weighted average number of shares.

2.  Shareholders' Equity

In 2008 the Company purchased 16,686 shares of stock for $20,858 from shareholders.  During 2007 and 2006, the Company made cash offers to shareholders for the purchase of stock.  These offerings resulted in stock purchases amounting to $20,858 for 16,686 shares in 2008, $789,214 for 611,214 shares in 2007 and $1,297,948 for 1,248,291 shares in 2006.  In order to purchase company common stock, the Company was required to file a Schedule TO in 2007 and 2006 with the Securities and Exchange Commission.  Included in the cost of the Treasury Stock purchased in 2007 and 2006 is $35,000 and $43,657, respectively; which represents a portion of the cost to complete the TO filings.  The Company retired 1,749,205 treasury shares during the fourth quarter of 2007.

At December 31, 2008 and 2007, shareholders' equity includes approximately $18,323,659 and $17,275,172, respectively, of BNLAC net assets.  The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year.  BNLAC paid the Company $1,300,000 of ordinary dividends in 2008, of which approximately $760,000 was used to pay dividends to the Company’s shareholders and the balance for operating expenses.  In 2007 BNLAC paid the Company $1,000,000 in ordinary dividends which were used to purchase the Company’s common stock and for operating expenses.  In 2006, BNLAC paid $1,450,000 of ordinary dividends to the Company, primarily for the purchase of the Company’s common stock.  BNLAC paid dividends of $1,300,000, $1,000,000 and $1,450,000 to the Company in 2008, 2007 and 2006, respectively.

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

Capital and surplus and net income of BNLAC as reported on a statutory basis are as follows:

	December 31,
	2008	2007	2006
Capital and Surplus	$16,964,513	$15,834,458	$13,223,044

Net Income	$2,630,151	$3,350,129	$2,490,537

The following is a reconciliation of consolidated net income and shareholders’ equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

	December 31, 2008		December 31, 2007		December 31, 2006
	Income	Capital and Surplus	Income	Capital and Surplus	Income	Capital and Surplus
Consolidated reporting undergenerally accepted accounting principles	$2,366,472	$18,608,417	$3,449,368	$17,296,873	$2,564,243	$14,512,504
Attributable to Parent Company	(267,204)	284,758	14,075	21,701	63,937	(276,877)

Brokers National Life Assurance Company	2,633,676	18,323,659	3,435,293	17,275,172	2,500,306	14,789,381

Deferred acquisition costs	40,564	(283,561)	16,062	(324,125)	29,620	(359,491)
Reserve and premium adjustments	11,899	206,302	(113,047)	201,923	20,207	28,009
Interest maintenance reserve/AVR	22,322	(426,376)	26,619	(612,140)	20,204	(623,563)
Unrealized appreciation of securities	-	(270,084)	-	161,767	-	66,807
Annuity deposits and related adjustments	21,896	231,263	(35,230)	253,159	(51,040)	560,430
Income tax credit	(59,000)	10,000	25,000	106,000	(1,000)	86,000
Other	(41,206)	(826,690)	(4,568)	(1,227,299)	(27,760)	(1,324,529)

BNLAC Statutory Basis	$2,630,151	$16,964,513	$3,350,129	$15,834,457	$2,490,537	$13,223,044

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

At December 31, 2008 and 2007, respectively, the Company had gross deferred tax assets of $1,067,931 and $1,129,371 with corresponding valuation allowances of $701,414 and $812,466, and gross deferred tax liabilities of $269,517 and $346,506, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover. The resulting net deferred tax asset is $97,000 as of December 31, 2008 and a tax liability of $29,601 at December 31, 2007. Realization of a deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision (benefit) for income tax is as follows:

	2008	2007	2006

Current tax provisions	$663,441	$773,033	$514,377
Deferred tax provision	(68,602)	40,601	4,025

Total income tax provision	$594,839	$813,634	$518,402

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows:
	2008	2007	2006

Book income before tax	$2,961,311	$4,263,002	$3,082,645

Income tax computed at statutory rate (34%)	$1,006,845	$1,449,421	$1,048,099
Valuation allowance for AMT credit	(17,000)	(85,000)	110,461
Revision of valuation allowance	94,052	173,923	(116,108)
Rate differential	(489,058)	(724,710)	(524,050)

Total income tax provision	$594,839	$813,634	$518,402

The Company has net operating loss carry forwards for income tax purposes at December 31, 2008 as follows:

Expiring	NOL
2009	$162,000
2010	186,000
2011	66,000
2012	193,000
2018	105,000
2019	32,000
2020	28,000
2028	128,000

$900,000

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$11,236,009	$73,390	$46,229	$11,263,170
Corporate securities	4,120,927	44,631	388,256	3,777,302
Mortgage-backed securities GNMA and FNMA CMO	4,240,072	114,955	2,026	4,353,001

Totals	$19,597,008	$232,976	$436,511	$19,393,473

Portfolio Designated “Available for Sale” (Note 1) December 31, 2008
US Treasury securities and obligations of US government corporations and agencies	$402,976	$101,449	$2,500	$501,925
Corporate securities	42,000	-	-	42,000

Totals	$444,976	$101,449	$2,500	$543,925

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$13,330,227	$29,588	$43,188	$13,316,627
Corporate securities	3,441,590	49,117	71,705	3,419,002
Mortgage-backed securities GNMA	2,315,930	4,074	27,720	2,292,284

Totals	$19,087,747	$82,779	$142,613	$19,027,913

Portfolio Designated “Available for Sale” (Note 1) December 31, 2007
US Treasury securities and obligations of US government corporations and agencies	$402,881	$72,844	$4,125	$471,600
Corporate securities	187,592	-	59,592	128,000

Totals	$590,473	$72,844	$63,717	$599,600

4. Investments (continued)

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2008 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity December 31, 2008		Available for Sale December 31, 2008
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$1,876,100	$1,894,158	$-	$-
Due after one year through five years	5,253,654	5,250,432	-	-
Due after five years through ten years	4,080,853	3,832,411	200,000	197,500
Due after ten years	4,146,329	4,063,471	244,976	346,425
	15,356,936	15,040,472	444,976	543,925

Mortgage-backed securities	4,240,072	4,353,001	-	-

	$19,597,008	$19,393,473	$444,976	$543,925

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2008, 2007 and 2006 were $12,002,977, $5,774,799, and $3,605,879 respectively.  Gross gains were $10,863, $13,677 and $ 23,057 and gross losses were $0, $0 and $5,692 as of December 31, 2008, 2007 and 2006, respectively.

Investment in equity securities at December 31, 2008 and 2007 represents common and preferred stock investments as follows:

	2008		2007
	Cost	Market Value	Cost	Market Value
Banks, trusts and insurance companies	$81,183	$35,410	$81,183	$84,345
Industrial, savings and loans and other	618,646	394,335	292,420	450,380

	$699,829	$429,745	$373,603	$534,725

Net investment income for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Interest on debt securities and cash investments	$1,174,759	$1,325,720	$1,196,221
Dividends on equity securities	11,989	6,215	7,680

	1,186,748	1,331,935	1,203,901
Investment expenses	(15,847)	(11,321)	(12,318)

Net Investment Income	$1,170,901	$1,320,614	$1,191,583

4. Investments (continued)

Net realized gains and losses are summarized below:

	2008	2007	2006
Debt securities	$(482,137)	$-	$3,678
Equity securities	-	13,677	13,689
Fixed assets	2,420	(2,549)	8,180

	$(479,717)	$11,128	$25,547

Other long-term investments of $1,224,609 and $1,470,054 in 2008 and 2007 respectively, consists of, in part, a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”), originally dated July 25, 2001.  The loan bears interest at a rate of 14% and the maturity of the Debenture was August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, and the total principal amount is $1,357,407.

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

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 as of December 31, 2008, resulting in a net book value of $1,152,825.

The Company’s policy for recognizing interest income on the impaired debenture is to recognize interest under the stated loan terms.  Interest on the debentures is and has been current.

The average recorded investment on impaired debenture during the period ended December 31, 2008 was $1,255,116.  There were no impaired loans in 2007.  Interest income recognized in 2008 on the impaired debenture was $190,038.

Activity in the allowance for credit losses is as follows:
2008
Beginning Balance	$-
Additions charged to operations	204,582
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$204,582

Other long-term investments also include an operating line of credit agreement in the amount of $71,784 and $112,647 in 2008 and 2007, respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2011.  The line of credit is at 8.00% with interest and principal payable monthly to BNLAC.

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of policyholders as a condition of doing business in certain states.  The carrying values of these investment deposits are approximately $4,738,000 and $4,600,000 as of December 31, 2008 and 2007, respectively.

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

4. Investments (continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in Fixed Maturities, Available for Sale
U.S. Government Agencies	$-	$-	$197,500	$2,500	$197,500	$2,500
Totals	-	-	197,500	2,500	197,500	2,500

Investment in Fixed Maturities, Held to Maturity
US Treasury securities and obligations of US
government corporations and agencies	5,405,599	43,728	247,500	2,500	5,653,099	46,228
Corporate securities	890,905	64,278	513,500	323,978	1,404,405	388,256
Mortgage-backed securities GNMA and FNMA CMO	-	-	214,095	2,026	214,095	2,026
Totals	6,296,504	108,006	975,095	328,504	7,271,599	436,510

Other Long-Term Investments	951,436	273,173	-	-	951,436	273,173
Totals	951,436	273,173	-	-	951,436	273,173

Equity Securities	379,825	253,694	7,960	22,410	387,785	276,104
Totals	$379,825	$253,694	$7,960	$22,410	$387,785	$276,104

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at December 31, 2008.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Corporate Bonds

The table below discloses the unrealized losses on corporate bonds with material unrealized losses.

4. Investments (continued)

Corporate Bonds December 31, 2008	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
American General Finance	BBB	$200,000	$130,000	$70,000
MBIA	AA	200,000	90,000	110,000
Prudential	A+	150,000	49,500	100.500
CIT Group	A-	100,000	47,000	53,000
Provident Companies Inc.	BB+	137,478	36,978	100,500
Bank of America	A+	200,000	20,000	180,000
Principal Life Core	AA	100,000	9,000	91,000

Totals		$1,087,478	$382,478	$705,000

The corporate bonds with unrealized losses in the table are primarily insurance and financial corporations that have had their fair value reduced due to the significant economic problems world wide.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at December 31, 2008.

Marketable Equity Securities.

The table below discloses the unrealized losses on the Company’s entire marketable equity securities.

Equity Securities December 31, 2008	Cost	Gross Unrealized Losses	Estimated Market Value
Garmin LTD	$220,322	$144,267	$76,055
Treaty Oak Bank	50,813	23,363	27,450
Regions Financial Corporation	30,370	22,410	7.960
FCstone Group	27,282	18,422	8,860
British Petroleum	88,270	18,160	70,110
Powershare QQQ	116,605	12,515	104,090
Intel Corporation	39,200	9,880	29,320
Kimberly Clark Corporation	62,125	9,385	52,740
Freeport McMoRan Copper & Gold Inc.	42,972	6,312	36,660
Conagra Foods	21,870	5,370	16,500

Totals	$699,829	$270,084	$429,745

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $144,267, which is approximately a 65% decrease in value. Garmin manufactures communication and navigational products and they are the leader in personal navigational devices.  Garmin remains profitable in 2008 and the decrease in the stock’s fair value was due to the challenging economic environment in 2008.  The remaining fair value and unrealized losses are distributed in nine companies. The severity of the impairment (aggregate fair value is approximately 26% less than cost) reflects the overall performance of the stock market in 2008.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at December 31, 2008.

5.  Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.  SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of observable pricing to be utilized in measuring assets and liabilities at fair value.  The three broad levels defined by SFAS No. 157 hierarchy are as follows:

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

The table below presents the balances of assets measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
Fixed Maturities, held to maturity	$-	$19,393,473	$-	$19,393,473
Fixed maturities, available for sale	-	543,925	-	543,925
Equity securities, available for sale	429,745	-	-	429,745
Other long term investments	-	-	951,436	951,436
Cash and cash equivalents	693,970	4,295,411	-	4,989,381

Total assets	$1,123,715	$24,232,809	$951,436	$26,307,960

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to December 31, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2008.

Other Long-term Investments
Fair value, beginning of period	$1,470,054
Included in Earnings: Other than temporary decline in fair value	(204,582)
Purchases, sales, issuances and settlements	(40,863)
Temporary decrease in fair value	(273,173)

Fair value, end of period	$951,436

5. Fair Value of Financial Instruments (continued)

Unrealized losses for the period relating to those Level 3 assets that were held by the Company at the end of the period were ($273,173).

	2008			2007
	Carrying	Fair		Carrying	Fair
Assets	Amount	Value		Amount	Value
Cash and Cash Equivalents
(Note 1)	$4,989,381	$4,989,381	(a)	$4,937,983	$4,937,983	(a)
Investments-fixed maturity available for sale (Note 4 & Note 1)	543,925	543,925	(b)	599,600	599,600	(b)
Investments-fixed maturity held to maturity (Note 4 & Note 1)	19,597,008	19,393,473	(b)	19,087,747	19,027,913	(b)
Investments –equity securities
(Note 4 & Note 1)	429,745	429,745	(b)	534,725	534,725	(b)
Other long term investments (Note 4)	1,224,609	951,436	(b)	1,470,054	1,470,054	(b)
Other financial instruments-Assets	431,537	431,537	(a)	431,430	431,430	(a)

Total financial instruments-Assets	$27,216,205	$26,739,497		$27,061,539	$27,001,705

Liabilities

Premium deposit funds	$21,849	$21,849	(a)	$25,318	$25,318	(a)
Bonds payable	1,443,282	1,443,282	(a)	1,607,576	1,607,576	(a)
Supplementary contracts without life contingencies
(Note 1)	2,782	2,782	(a)	5,905	5,905	(a)
Annuity deposits
(Note 1)	2,523,185	2,523,185	(a)	2,463,546	2,463,546	(a)

Total financial instruments-Liabilities	$3,991,098	$3,991,098		$4,102,345	$4,102,345

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in SFAS No. 157 as described here-in.

6.  Commitments and Contingencies

The balance of Bonds Payable was $1,443,282 and $1,607,576 at December 31, 2008 and 2007 respectively.  The bonds were issued in conjunction with a settlement with certain shareholders in 2001.  The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

In 2008, 2007 and 2006, the Company made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $164,294, $32,408 and $107,194 in 2008, 2007 and 2006; respectively.  Gains from early extinguishments of the debt were $44,370, $10,803 and $35,732 in 2008, 2007 and 2006; respectively.

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

The Company has entered into noncancelable operating leases for office space and equipment.  Future minimum payments under the leases are as follows:

2009	$358,000
2010	336,000
2011	348,000
2012	368,000
2013	226,000

Total	$1,636,000

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements are being amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $317,000 and $355,000 for 2008 and 2007, respectively.

Related lease cost incurred for the years ended December 31, 2008, 2007 and 2006 was $358,000, $389,000, and $393,000. respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments.  Such assessments result from liquidation of troubled insurers by state regulators.  The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts.  Cash deposits in excess of federally insured limits are approximately $1,500,000 at December 31, 2008.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7.  Liability for Unpaid Claims

Activity in the liability for accident and health unpaid claims net of reinsurance is summarized as follows.

	2008	2007	2006
Balance at January 1	$2,306,594	$2,517,366	$2,558,565
Less reinsurance recoverable	306	9,241	-
Net Balance at January 1	2,306,288	2,508,125	2,558,565

Incurred related to:
Current year	27,310,819	27,850,499	28,361,878
Prior years	(510,993)	(571,329)	(34,030)
Total Incurred	26,799,826	27,279,170	28,327,848

Paid related to:
Current year	25,596,254	25,553,705	25,844,512
Prior years	1,795,295	1,926,996	2,524,535
Total Paid	27,391,549	27,480,701	28,369,047

Net Balance at December 31	1,712,140	2,306,288	2,508,125
Plus reinsurance recoverable	2,425	306	9,241
Balance at December 31	$1,714,565	$2,306,594	$2,517,366

The activity summary in the liability for unpaid accident and health claims net of reinsurance shows that claims liabilities were overstated by $510,993, $ 571,329 and $34,030 for the years ended December 31, 2007, 2006 and 2005, respectively.  Such liability adjustments, which affected current operations during 2008, 2007 and 2006 respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid accident and health claims.  Included in the unpaid accident and health claims are an estimate of claim adjustment expenses of $118,763, $121,491 and $116,854 in 2008, 2007 and 2006, respectively.  Netting out claim adjustment expenses would make accident and health liabilities overstated in 2008 and 2007 by $392,230 and $449,838, respectively and understated by $82,824 in 2006.

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

In 2008, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2008.

In  2008, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2008.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its group life, group accidental death and dismemberment and accidental death and dismemberment without group life plans effective January 1, 2008 whereby Hannover accepts 90% of the risk up to a maximum of $100,000 per life.  This reinsurance replaced Hartford Life and Accident Insurance Company.  Hannover was rated “A” (Excellent) by AM Best Company for 2008.

8.  Reinsurance (continued)

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier effective January 1, 2007. The Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis, 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.  This reinsurance replaced Hartford Life and Accident Insurance Company.  Hannover was rated “A (Excellent) by AM Best Company for 2008.

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A” (Excellent) by AM Best Company for 2008.

Group and individual dental is not reinsured due to the economics of the dental insurance business and the small annual maximum liability per policy.

Following is a summary of reinsurance for December 31, 2008, 2007 and 2006:

December 31, 2008	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
Life insurance in force (in thousands)	$33,696	$11,111	$-	$22,585	0.0%

Premiums-life insurance	$330,934	$56,256	$-	$274,678	0.0%
Premiums-accident and health	43,693,176	94,706	-	43,598,470	0.0%
Total insurance premiums	$44,024,110	$150,962	$-	$43,873,148	0.0%

December 31, 2007
Life insurance in force (in thousands)	$43,879	$14,074	$-	$29,805	0.0%

Premiums-life insurance	$348,714	$62,805	$-	$285,909	0.0%
Premiums-accident and health	44,383,582	87,334	-	44,296,248	0.0%
Total insurance premiums	$44,732,296	$150,139	$-	$44,582,157	0.0%

December 31, 2006
Life insurance in force (in thousands)	$43,645	$15,333	$-	$28,312	0.0%

Premiums-life insurance	$378,533	$71,370	$-	$307,163	0.0%
Premiums-accident and health	44,435,776	74,521	-	44,361,255	0.0%
Total insurance premiums	$44,814,309	$145,891	$-	$44,668,418	0.0%

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

Of the options granted through December 2004, there were no stock options outstanding at December 31, 2008.  The number of options expiring or forfeited were 100,825 and 122,675 in 2008 and 2007, respectively.  There were 9,600 options exercised in 2008 and 12,475 options exercised in 2007. The remaining options expired in 2008.  The options do not have a dilutive effect on earnings per share.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  The Company granted options for 116,000 shares prior to 2005.  No options were granted in 2008, 2007 and 2006.  The fair value of any options granted is estimated using a binomial method as prescribed in SFAS No. 123(R).  There were 93,050 options outstanding at December 31, 2008.  The estimated weighted average remaining life of the options is 4.4 years and weighted average exercise price is $.63.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for monthly payment of cash bonuses based on 12% of consolidated pre-tax operating income. Bonus expense was $355,359, $511,562 and $308,266 under this plan for 2008, 2007 and 2006, respectively.

The Company had a stock bonus plan for the benefit of certain Officers of the corporation.  The plan provided for a bonus based on consolidated after-tax profits subject to specified limits.  The bonus amount, net of taxes, was used to purchase stock in the Company.  Stock bonuses in the amount of $74,866 were granted and charged to expense in 2006.  The maximum of 400,000 shares per officer was reached in 2006.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of service are eligible to contribute.  Employer contributions are discretionary.  The Company contributed $65,896, $64,795 and $61,853 in 2008, 2007 and 2006, respectively.

10.  Concentrations

The majority of the Company’s premium income and gross income continues to be generated by the dental insurance products.  This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance.   See Note 1.  The Company has no distinctly reportable business segments.

11.  Change in Accounting Estimate

Based on claims experience in 2008 and 2007, the estimate of claims liability at December 31, 2007 was overstated by approximately $390,000 and overstated by $450,000 at December 2006 as described in Note 7.  The change in estimate of this liability has contributed a corresponding decrease in claims expense in 2008 and 2007.

12. Subsequent Events

There have been no other events subsequent to December 31, 2008 that will have a material impact on the financial condition of the Company.

13. Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Premium Income	$11,142,672	$10,983,178	$10,737,738	$10,592,435
Net Investment Income	311,778	257,827	276,786	324,510
Vision Insurance Income	627,551	522,722	550,992	562,264
Realized Gains (Losses)	18,650	(199,354)	(104,212)	(150,430)
Expenses	(11,349,162)	(11,095,119)	(11,092,925)	(10,551,428)

Net Income	$751,489	$469,254	$368,379	$777,351

Earnings Per Share (Basic and Diluted)	$0.05	$0.03	$0.02	$0.06

Comprehensive Income	$618,237	$429,286	$255,798	$779,585

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Premium Income	$11,270,566	$11,125,135	$11,187,480	$10,980,992
Net Investment Income	325,047	300,793	337,856	356,918
Marketing Fees	33,874	33,673	100,448	30,848
Vision Insurance Income	509,505	487,250	482,579	500,025
Realized Gains (Losses)	5,403	7,836	5,993	2,700
Expenses	(11,269,135)	(11,281,522)	(11,292,402)	(10,792,491)

Net Income	$875,260	$673,165	$821,954	$1,078,992

Earnings Per Share (Basic and Diluted)	$0.06	$0.04	$0.05	$0.07

Comprehensive Income	$936,892	$653,391	$895,527	$1,017,832

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Balance Sheets

	2008	2007
Assets
Cash and cash equivalents	$298,508	$64,342
Investments, at fair value	197,500	195,875
Total Investments, Including Cash and Cash Equivalents	496,008	260,217

Accrued investment income	10,630	10,630
Loan to EPSI	1,152,825	1,357,407
Investment in Unconsolidated Subsidiaries at equity (eliminated in consolidated statements)	18,323,660	17,275,173
Income tax asset	31,000	21,399
Other assets	142,608	147,757

Total Assets	$20,156,731	$19,072,583

Liabilities
Bonds payable	$1,443,282	$1,607,576
Loan from Brokers National Life Assurance Co.	-	50,688
Other liabilities	105,032	117,445
Total Liabilities	1,548,314	1,775,709

Shareholders' Equity

Common stock, $.02 stated value, 45,000,000 shares authorized; 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,748,465	5,751,240
Retained earnings	13,032,655	11,426,540
Treasury stock, at cost, 256,839; 250,252 shares, respectively	(321,048)	(312,816)
Unrealized appreciation of securities	(160,934)	122,631
Total Shareholders' Equity	18,608,417	17,296,874

Total Liabilities and Shareholders’ Equity	$20,156,731	$19,072,583

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statement of Operations

	2008	2007	2006
Income
Net investment income	$206,082	$204,656	$223,021
Marketing fees	-	198,843	143,315
Realized gain on debt extinguishment	44,370	10,803	35,730
Realized gains (losses)	(201,135)	-	(1,621)
Total Income	49,317	414,302	400,445

Expenses
General and administrative	232,064	259,888	211,236
Interest expense	93,959	124,738	120,246
Total Expenses	326,023	384,626	331,482

Income from operations before income taxes	(276,706)	29,676	68,963
Provision for income taxes	(9,502)	15,601	5,025

Net income before equity in undistributed income of subsidiaries	(267,204)	14,075	63,938
Equity in undistributed income of subsidiaries	2,633,676	3,435,293	2,500,306

Net Income	$2,366,472	$3,449,368	$2,564,244

Net Income Per Common Share (Basic and Diluted)	$.16	$.22	$.16

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statements of Cash Flows

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$2,366,472	$3,449,368	$2,564,244
Adjustments to compute cash provided by operating activities	(2,495,882)	(3,491,331)	(2,420,083)
Net Cash Provided (Used) by Operating Activities	(129,410)	(41,963)	144,161

Cash Flows from Investing Activities
Dividend from subsidiary	1,300,000	1,000,000	1,450,000
Net Cash Provided by Investing Activities	1,300,000	1,000,000	1,450,000

Cash Flows from Financing Activities
Purchase of treasury stock	(20,858)	(789,184)	(1,297,948)
Sale of treasury stock	-	102,995	64,550
Dividends	(760,356)	-	-
Stock options exercised	15,401	20,494	150
Payments on long term debt	(50,687)	(270,094)	(249,005)
Debt extinguishments	(119,924)	(32,408)	(107,194)
Net Cash Provided (Used) by Financing Activities	$(936,424)	$(968,197)	$(1,589,447)
Net Increase (Decrease) in Cash and Cash Equivalents	234,166	(10,160)	4,714

Cash and Cash Equivalents, Beginning of Period	64,342	74,502	69,788

Cash and Cash Equivalents, End of Period	$298,508	$64,342	$74,502