Form 10-Q
period 2009-03-31
BNL FINANCIAL CORP
filed 2009-05-14
CIK 757641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐            No ☒

As of March 31, 2009, the Registrant had 15,174,899 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2009 and the related Consolidated Statements of Income and Comprehensive Income for the three-month periods ended March 31, 2009 and 2008 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2008 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated March 30, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

      /s/ Smith, Carney & Co.
Oklahoma City,  Oklahoma                                                                                       SMITH, CARNEY & CO., p.c.
May 14, 2009

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Cash and cash equivalents	$4,995,835	$4,989,381
Investment in fixed maturities, at fair value Available for Sale (amortized cost $344,976; $444,976, respectively)	459,350	543,925
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $20,430,349; $19,393,473, respectively)	20,777,885	19,597,008
Other long-term investments (fair value $940,679, $951,436)	1,213,852	1,224,609
Investment in equity securities (cost $699,829)	436,130	429,745
Total Investments, Including Cash and Cash Equivalents	27,883,052	26,784,668

Accrued investment income	233,001	181,522
Furniture and equipment, net	1,012,841	1,048,673
Deferred policy acquisition costs	287,545	283,561
Policy loans	196,979	191,010
Receivable from reinsurer	46,554	46,554
Premiums due and unpaid	1,029,049	1,113,301
Income tax assets	101,000	97,000
Intangible assets	129,769	131,212
Other assets	155,086	135,282
Total Assets	$31,074,876	$30,012,783

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,165,684	$2,208,948
Policy claims payable	1,670,612	1,712,140
Annuity deposits	2,551,317	2,523,185
Deferred annuity profits	269,410	231,263
Premium deposit funds	21,934	21,849
Supplementary contracts without life contingencies	33,340	2,782
Advanced and unallocated premium	1,363,319	1,036,123
Commissions payable	651,318	595,488
Accrued taxes and expenses	548,780	566,809
Bonds payable	1,395,411	1,443,282
Other liabilities	1,052,194	1,062,497
Total Liabilities	11,723,319	11,404,366

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,748,465	5,748,465
Accumulated other comprehensive income (loss)	(143,202)	(160,934)
Accumulated surplus	13,798,348	13,032,655
Treasury stock, at cost; 289,066; 256,838 shares respectively	(361,333)	(321,048)
Total Shareholders' Equity	19,351,557	18,608,417
Total Liabilities and Shareholders' Equity	$31,074,876	$30,012,783

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2009 (Unaudited)	2008 (Unaudited)
Income:
Premium income	$10,545,125	$11,142,672
Vision insurance income	601,519	627,551
Net investment income	296,732	311,778
Realized gains on debt retirement	11,968	9,812
Realized gains	197	8,838

Total Income	11,455,541	12,100,651

Expenses:
Liability for future policy benefits expense	(43,264)	30,941
Policy benefits and other insurance costs	8,053,413	8,502,811
Amortization of deferred policy acquisition costs	(3,983)	(5,599)
Operating expenses	2,098,156	2,192,972
Taxes, other than income, fees and assessments	422,087	454,717

Total Expenses	10,526,409	11,175,842

Income from Operations before Income Taxes	929,132	924,809

Provision for income taxes	163,439	173,320

Net Income	$765,693	$751,489

Net income per common share (basic and diluted)	$0.05	$0.05

Weighted average number of fully paid common shares	15,199,069	15,213,712

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$17,895	$(129,246)
Reclassification adjustment for loss included in net income	(163)	(4,006)

Other Comprehensive Income (Loss)	17,732	(133,252)

Comprehensive Income	$783,425	$618,237

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities:
Net income	$765,693	$751,489
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(197)	(8,838)
Realized gain on debt retirement	(11,968)	(9,812)
Decrease in deferred tax asset	(7,000)	(4,602)
Depreciation	63,519	72,093
Amortization of deferred acquisition costs, and intangibles	(2,529)	(4,146)
Accretion of bond discount	4,968	161
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(51,479)	24,823
Decrease in premiums due and unpaid	84,252	314,074
Increase in liability for future policy benefits	43,264	30,941
Decrease in policy claims payable	(41,528)	(46,267)
Increase in annuity deposits and deferred profits	66,279	38,852
Increase (decrease) in premium deposit funds	86	(1,449)
Increase (decrease) in advanced and unallocated premium	327,195	(459,231)
Increase in commissions payable	55,830	80,569
Other, increase (decrease)	(52,743)	318,625
Net Cash Provided By Operating Activities	1,243,642	1,097,282

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	1,676,648	7,132,133
Purchase of equity securities	-	(198,222)
Purchase of furniture and equipment	-	(51,319)
Purchase of fixed maturity securities - Held to Maturity Investments	(2,863,104)	(1,448,772)
Other investments – Line of credit payments received	10,757	9,922
Net Cash Provided By (Used In) Investing Activities	(1,175,699)	5,443,742

Cash flows from financing activities:
Net payments on supplementary contracts	(765)	(2,932)
Purchase of treasury stock	(40,285)	(6,750)
Bonds payable purchased	(20,439)	(22,596)
Exercised stock options	-	9,600
Net Cash Used In Financing Activities	(61,489)	(22,678)
Net Increase In Cash and Cash Equivalents	6,454	6,518,346
Cash And Cash Equivalents, Beginning Of Period	4,989,381	4,937,983
Cash And Cash Equivalents, End Of Period	$4,995,835	$11,456,329

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2009 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the period ended March 31, 2009.  All such adjustments are of a normal and recurring nature.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Commission, for financial statements for the year ended December 31, 2008, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

2.  Change in Accounting Estimate

The group dental claims loss ratio was 61.9% during the first three months of 2009 compared to 62.3% for the same period in 2008.  The claims liability at December 31, 2008 was over estimated by approximately $140,000, which had the effect of reducing claims expense in 2009 in accordance with the FASB #154 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2008 resulted in an increase in net income of approximately $115,000, net of tax, or $.01 per share for the three months ended March 31, 2009.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2009.

	Level 1	Level 2	Level 3	Total
Fixed Maturities , held to maturity	$-	$20,430,349	$-	$20,430,349
Fixed maturities, available for sale	-	459,350	-	459,350
Equity securities, available for sale	436,130	-	-	436,130
Other long term investments	-	-	940,679	940,679
Cash and cash equivalents	2,859,312	2,136,523	-	4,995,835

Total assets	$3,295,442	$23,026,222	$940,679	$27,262,343

 The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2009 to March 31, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

Other Long-term Investments*
Fair value, beginning of period	$951,436
Purchases, sales, issuances and settlements	(10,757)

$940,679

* There were no unrealized gains or losses for the period relating to those level 3 assets that were held by the Company at the end of the period

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2009 and 2008 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At March 31, 2009, we had liquid assets of $4,995,835 in cash, money market savings accounts, money market funds, short-term government agency funds and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first three months of 2009, BNLAC collected $10,833,289 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $296,732. Other sources of cash flow in the first three months of 2009 were override commissions of $601,519 on vision products. The Company paid $6,499,027 of policy benefits in the first three months of 2009.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,213,852 consist of, in part, a convertible debenture (“debenture”) loan in the amount of $1,152,825 to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.

Because of the amendment to the debenture, the Company analyzed discounted expected future cash flows and estimated an adjustment in the book value of the Debenture of ($204,582), from $1,357,407 down to $1,152,825 in 2008.

The note is one of several agreements entered into by the Company's subsidiary which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC").

Other long-term investments also include an operating line of credit agreement in the amount of $61,027. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

Our insurance operations are conducted through BNLAC. At March 31, 2009, BNLAC had statutory capital and surplus of $17,747,105. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2009 was $10,545,125 compared to $11,142,676 for the same period in 2008. The decrease of $597,551 for the quarter was primarily due to a 4.8% decrease in group dental premium as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group and individual vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $601,519, in 2009 compared to $627,551 in 2008.  The vision income decreased by $26,032 in 2009 as a result of the impact of the recession on voluntary employee benefits.

Net investment income was $296,732 for the first quarter of 2009 compared to $311,778 for the first quarter of 2008.  The decrease for the quarter was due to the decrease in interest rates on short term investments and fixed securities.

The Company had a realized gain on debt extinguishments of $11,968 in 2009, compared to $9,812 in 2008 due to the purchase of debentures payable at less than par value.  The Company purchased more debentures in 2009 which resulted in more realized gains on debt extinguishments.

Realized gains were $197 for the first quarter of 2009 compared to a gain of $8,838 for the same period in 2008.  The realized gains in 2008 resulted primarily from the maturity of bonds and sales of fixed assets.

For the first quarter of 2009, liability for future policy benefits expense was ($43,264) compared to $30,941 for the same period in 2008.  The decrease in future policy benefits in 2009 was primarily due to an increase in surrendered policies in 2009 compared to 2008.

Policy benefits and other insurance costs were $8,053,413 in the first quarter of 2009 compared to $8,502,811 for the same period in 2008.  The decrease was primarily due to a decrease in the claims expense ratio and a reduction in policies in force.  The statutory claims ratio on group dental insurance, which represents the ratio of claims expense incurred to premiums earned, was 61.9% for the first three months of 2009 compared to 62.3% for the first quarter of 2008. The claims ratio decrease on group dental business was primarily due to a reduction in utilization of our dental insurance by insureds.  The Company had a $390,000 over estimation of unpaid claims at December 31, 2007 compared to an over estimation of $140,000 at December 31, 2008.  The liability for unpaid claims is difficult to estimate and normally results in a variance from actual results.

Amortization of deferred policy acquisition costs was ($3,983) and ($5,599) for the first quarter 2009 and 2008, respectively.  Amortization of deferred policy acquisition costs varies in relation to lapses or surrenders of existing policies.

For the first quarter of 2009 operating expenses were $2,098,156 compared to $2,192,972 for the same period in 2008.  The decrease for the quarter is primarily due to a decrease in legal fees and bonuses.

Taxes, other than on income, fees and assessments, were $422,087 for the first quarter of 2009 compared to $454,717 for the same period in 2008.  The decrease for the current year is primarily due to a decrease in premium taxes.

The provision for income taxes in the first quarter of 2009 includes $170,439 current tax expense and $7,000 deferred tax credit compared to $177,921 current tax expense and $4,601 deferred tax credit in 2008.  Tax expense is consistent between the two periods in relation to net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the first quarter of 2009 was $929,132 compared to $924,809 for the same period in 2008.  The increase in 2009 was primarily due to the decrease in operating expenses and the decrease in the loss ratio on the group dental business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2009 and December 31, 2008. We held various financial instruments at March 31, 2009 and 2008, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2009 and December 31, 2008 was $20,889,699 and $19,937,398, respectively.

Based on testing at December 31, 2008, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2009 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2009 totaled $436,130, or 1.6% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first quarter of 2009.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2008 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first quarter of 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2009	11,064	$1.25	None	None
Month #1, Feb 1 thru Feb 28, 2009	5,880	$1.25	None	None
Month #3, Mar 1 thru 31, 2009	15,284	$1.25	None	None
Totals	32,228

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

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 5 herein and the explanation in Note 1 to the Notes to Consolidated Financial Statements (unaudited), on page 7 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 2, 2009, as filed with the SEC on Schedule 14A on April 28, 2009, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith - E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith - E5

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: May 14, 2009	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: May 14, 2009	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)