Form 10-Q
period 2009-06-30
BNL FINANCIAL CORP
filed 2009-08-12
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

As of June 30, 2009, the Registrant had 15,120,411 shares of Common Stock, no par value, outstanding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and subsidiaries as of June 30, 2009 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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

      /s/ Smith, Carney & Co.
Oklahoma City,  Oklahoma                                                                                       SMITH, CARNEY & CO., p.c.
August 12, 2009

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
ASSETS	2009 (Unaudited)	2008 (Audited)
Cash and cash equivalents	$7,897,202	$4,989,381
Investment in fixed maturities, at fair value Available for Sale (amortized cost $260,976; $444,976, respectively)	380,750	543,925
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $18,167,717; $19,393,473, respectively)	18,320,511	19,597,008
Other long-term investments (fair value $929,403, $951,436)	1,202,577	1,224,609
Investment in equity securities (cost $699,829)	496,875	429,745
Total Investments, Including Cash and Cash Equivalents	28,297,915	26,784,668

Accrued investment income	173,668	181,522
Furniture and equipment, net	934,204	1,048,673
Deferred policy acquisition costs	278,428	283,561
Policy loans	196,865	191,010
Receivable from reinsurer	46,554	46,554
Premiums due and unpaid	1,048,984	1,113,301
Income tax assets	111,000	97,000
Intangible assets	128,315	131,212
Other assets	142,493	135,282
Total Assets	$31,358,426	$30,012,783

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,249,116	$2,208,948
Policy claims payable	1,638,368	1,712,140
Annuity deposits	2,566,130	2,523,185
Deferred annuity profits	302,948	231,263
Premium deposit funds	21,196	21,849
Supplementary contracts without life contingencies	32,571	2,782
Advanced and unallocated premium	1,361,190	1,036,123
Commissions payable	589,225	595,488
Accrued taxes and expenses	463,015	566,809
Bonds payable	1,379,341	1,443,282
Other liabilities	1,006,239	1,062,497
Total Liabilities	11,609,339	11,404,366

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,748,465	5,748,465
Accumulated other comprehensive loss	(88,010)	(160,934)
Accumulated surplus	14,210,079	13,032,655
Treasury stock, at cost; 343,554; 256,838 shares respectively	(430,726)	(321,048)
Total Shareholders' Equity	19,749,087	18,608,417
Total Liabilities and Shareholders' Equity	$31,358,426	$30,012,783

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Income:
Premium income	$10,395,720	$10,983,178	$20,940,846	$22,125,851
Vision insurance income	587,522	522,722	1,189,040	1,150,275
Net investment income	310,613	257,827	607,345	569,604
Realized gains on debt retirement	4,017	3,375	15,985	13,187
Realized gains (loss)	2,497	(202,729)	2,694	(193,891)

Total Income	11,300,369	11,564,373	22,755,910	23,665,025

Expenses:
Liability for future policy benefits expense	83,432	175	40,168	31,115
Policy benefits and other insurance costs	8,073,895	8,253,364	16,127,308	16,756,175
Amortization of deferred policy acquisition costs	9,116	11,435	5,134	5,835
Operating expenses	2,241,346	2,312,370	4,339,500	4,505,343
Taxes, other than income, fees and assessments	399,284	367,271	821,371	821,990

Total Expenses	10,807,073	10,944,614	21,333,481	22,120,458

Income from Operations before Income Taxes	493,296	619,758	1,422,429	1,544,567

Provision for income taxes	81,566	150,504	245,005	323,824

Net Income	$411,730	$469,254	$1,177,424	$1,220,743

Net income per common share (basic and diluted)	$0.03	$0.03	$0.08	$0.08

Weighted average number of fully paid common shares	15,120,897	15,210,863	15,161,277	15,212,084

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$57,265	$(36,057)	$75,160	$(165,303)
Reclassification adjustment for loss included in net income	(2,073)	(3,911)	(2,235)	(7,916)

Other Comprehensive Income (loss)	55,192	(39,968)	72,925	(173,219)

Comprehensive Income	$466,922	$429,286	$1,250,348	$1,047,524

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Cash flows from operating activities:	2009 (Unaudited)	2008 (Unaudited)
Net income	$1,177,424	$1,220,743
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	(2,694)	193,891
Realized gain on debt retirement	(15,985)	(13,187)
Decrease in deferred tax asset	(29,000)	(7,602)
Depreciation	147,038	151,475
Amortization of deferred acquisition costs, and intangibles	8,041	8,743
Accretion of bond discount	1,522	(906)
Change in assets and liabilities:
Decrease in accrued investment income	7,854	32,974
Decrease in premiums due and unpaid	64,317	446,952
Increase in liability for future policy benefits	40,168	31,116
Decrease in policy claims payable	(73,772)	(475,797)
Increase in annuity deposits and deferred profits	114,630	17,073
Decrease in premium deposit funds	(653)	(2,297)
Increase (decrease) in advanced and unallocated premium	325,067	(653,228)
Increase (decrease) in commissions payable	(6,263)	33,951
Other, increase (decrease)	(178,242)	101,320
Net Cash Provided By Operating Activities	1,579,452	1,087,221

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	6,979,475	9,355,669
Purchase of equity securities	-	(260,347)
Purchase of furniture and equipment	(32,571)	(82,090)
Purchase of fixed maturity securities - Held to Maturity Investments	(5,512,934)	(5,023,844)
Other investments – Line of credit payments received	22,033	20,023
Net Cash Provided By Investing Activities	1,456,003	4,009,411

Cash flows from financing activities:
Net (payments) deposits on supplementary contracts	(1,533)	29,691
Purchase of treasury stock	(109,679)	(6,750)
Bonds payable purchased	(16,422)	(19,221)
Exercised stock options	-	12,000
Net Cash Provided By (Used In) Financing Activities	(127,634)	15,720
Net Increase In Cash and Cash Equivalents	2,907,821	5,110,352
Cash And Cash Equivalents, Beginning Of Period	4,989,381	4,937,983
Cash And Cash Equivalents, End Of Period	$7,897,202	$10,048,335

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2009 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for the period ended June 30, 2009.  All such adjustments are of a normal and recurring nature.

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

On April 1, 2009 we adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These staff positions provided guidance on fair value measurements, impairments, and disclosures. Adoption of these staff positions did not have a material impact on our financial statements. See Note 4 for a discussion of fair value measurements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. The adoption of this Standard did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with US GAAP. This guidance is effective for financial statements issued for periods ending after September 15, 2009. The adoption of this Standard will not have a material impact on our financial statements.

2.  Change in Accounting Estimate

The group dental claims loss ratio was 62.8% during the first six months of 2009 compared to 61.8% for the same period in 2008.  The claims liability at December 31, 2008 was over estimated by approximately $139,000, which had the effect of reducing claims expense in 2009 in accordance with the FASB #154 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2008 resulted in an increase in net income of approximately $115,000, net of tax, or $.01 per share for the six months ended June 30, 2009.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$8,335,181	$55,704	$34,486	$8,356,399
Corporate securities	4,117,785	110,306	377,961	3,850,130
Mortgage-backed securities GNMA and FNMA CMO	5,867,545	103,183	9,540	5,961,188

Totals	$18,320,511	$269,193	$421,987	$18,167,717
Portfolio Designated “Available for Sale” June 30, 2009
US Treasury securities and obligations of US government corporations and agencies	$202,976	$73,774	$-	$276,750
Corporate securities	58,000	46,000	-	104,000

Totals	$260,976	$119,774	$-	$380,750

The amortized cost and estimated fair value of investments in fixed maturity securities at June 30, 2009 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity		Available for Sale
	June 30, 2009		June 30, 2009
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$1,066,568	$1,097,020	$-	$-
Due after one year through five years	4,481,945	4,481,555	-	-
Due after five years through ten years	4,382,464	4,158,002	-	-
Due after ten years	2,521,989	2,469,952	260,976	380,750
	12,452,966	12,206,529	260,976	380,750

Mortgage-backed securities	5,867,545	5,961,188	-	-

	$18,320,511	$18,167,717	$260,976	$380,750

Proceeds from sales and maturities of investments in fixed maturity securities, substantially all of which were “held to maturity” classification, and equity securities for the six month period ended June 30, 2009 and 2008 were $6,979,475 and $9,355,669 respectively.  Gross gains were $2,694 and $10,863 and gross losses were $0 and $0 as of June 30, 2009 and 2008, respectively.

Investment in equity securities at June 30, 2009 represents common stock investments as follows:

	2009
	Cost	Market Value

Banks, trusts and insurance companies	$81,183	$28,400
Industrial, savings and loans and other	618,646	468,475
	$699,829	$496,875

Other long-term investments of $1,202,577 consists of, in part, a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”), originally dated July 25, 2001.  The loan bears interest at a rate of 14% and the maturity of the Debenture was August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, and the total principal amount is $1,357,407.

Because of the extension of the commencement of principal payments and maturity of the Debenture effective July 14, 2008, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 as of December 31, 2008, resulting in a net book value of $1,152,825.

The Company’s policy for recognizing interest income on the impaired debenture is to recognize interest under the stated loan terms.  Interest on the debentures is and has been current.

The average recorded investment on impaired debenture during the period ended June 30, 2009 was $1,152,825.  Interest income recognized in 2009 on the impaired debenture was $95,018.

Activity in the allowance for credit losses is as follows:
2009
Beginning Balance	$204,582
Additions charged to operations	-
Direct write downs	-
Recoveries previously charged to operations	-
Ending Balance	$204,582

There was no other than temporary impairment recognized in 2009 and therefore no other than temporary impairment included in accumulated other comprehensive income.

Other long-term investments also include an operating line of credit agreement in the amount of $49,751. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in Fixed Maturities, Held to Maturity
US Treasury securities and obligations of US government corporations and agencies	$3,393,225	$34,486	$-	$-	$3,393,225	$34,486
Corporate securities	398,000	9,871	620,000	368,090	1,018,000	377,961
Mortgage-backed securities GNMA and FNMA CMO	2,081,806	9,540	-	-	2,081,806	9,540
Totals	5,873,031	53,897	620,000	368,090	6,493,031	421,987
Other Long-Term Investments	929,403	273,173	-	-	929,403	273,173
Totals	929,403	273,173	-	-	929,403	273,173

Equity Securities	156,015	72,475	138,920	172,842	294,935	245,317
Totals	156,015	72,475	138,920	172,842	294,935	245,317

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at June 30, 2009.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Corporate Bonds

The table below discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds June 30, 2009	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
American General Finance	BB+	$200,000	$120,000	$80,000
MBIA	BBB	200,000	120,000	80,000
Prudential	A	150,000	30,000	120.000
CIT Group	BBB	100,000	50,000	50,000
Bank of America	A-	200,000	30,000	170,000
Provident Companies Inc.	BBB-	138,090	18,090	120,000
Principal Life Core	AA-	100,000	8,000	92,000

Totals		$1,088,090	$376,090	$712,000

The corporate bonds with unrealized losses in the table are primarily insurance and financial corporations that have had their fair value reduced due to the significant economic problems world wide.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at June 30, 2009.

Marketable Equity Securities

The table below discloses the unrealized gain and losses on the Company’s entire marketable equity securities.

Equity Securities June 30, 2009	Cost	Gross Unrealized Gains (Losses)	Estimated Market Value
Garmin LTD	$220,322	$(137,372)	$82,950
Treaty Oak Bank	50,813	(26,413)	24,400
Regions Financial Corporation	30,370	(26.370)	4,000
FCstone Group	27,282	(19,202)	8,080
British Petroleum	88,270	(17,035)	71,235
Powershare QQQ	116,605	10,305	126,910
Intel Corporation	39,200	(6,340)	32,860
Kimberly Clark Corporation	62,125	(9,825)	52,300
Freeport McMoRan Copper & Gold Inc.	42,972	32,058	75,030
Conagra Foods	21,870	(2,760)	19,110

Totals	$699,829	$(202,954)	$496,875

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $137,372, which is approximately a 62% decrease in value. Garmin manufactures communication and navigational products and it is the leader in personal navigational devices.  Garmin remains profitable in 2009 and the decrease in the stock’s fair value was due to the challenging economic environment in 2008 and 2009.  The remaining fair value and unrealized losses are distributed in seven companies. The severity of the impairment in 2008 (aggregate fair value is approximately 33% less than cost) reflects the overall performance of the stock market in 2008.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at June 30, 2009.

4.  Fair Value of Financial Instruments

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2009.

	Level 1	Level 2	Level 3	Total
Fixed Maturities , held to maturity	$-	$18,167,717	$-	$18,167,717
Fixed maturities, available for sale	-	380,750	-	380,750
Equity securities, available for sale	496,875	-	-	496,875
Other long term investments	-	-	929,403	929,403
Cash and cash equivalents	4,507,016	3,390,186	-	7,897,202

Total assets	$5,003,891	$21,938,653	$929,403	$27,871,947

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2009 to June 30, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2009.

Other Long-term Investments*
Fair value, beginning of period	$951,436
Purchases, sales, issuances and settlements	(22,033)

$929,403

	2009
	Carrying	Fair
Assets	Amount	Value

Cash and Cash Equivalents	$7,897,202	$7,897,202	(a)
Investments-fixed maturity, available for sale	380,750	380,750	(b)
Investments-fixed maturity, held to maturity	18,320,511	18,167,717	(b)
Investments –equity securities	496,875	496,875	(b)
Other long term investments	1,202,577	929,403	(b)
Other financial instruments-Assets	423,974	423,974	(a)

Total financial instruments-Assets	28,721,889	28,295,921

Liabilities

Premium deposit funds	$21,196	$21,196	(a)
Bonds payable	1,379,341	1,379,341	(a)
Supplementary contracts without life contingencies	32,571	32,571	(a)
Annuity deposits	2,566,130	2,566,130	(a)

Total financial instruments-Liabilities	$3,999,238	$3,999,238

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in SFAS No. 157 as described here-in.

4.  Subsequent Events
In the second quarter of 2009 management adopted FASB No. 165 and has evaluated subsequent events through August 12, 2009, the date of issuance of the 10-Q.  In the third quarter of 2009, the board of directors voted to pay a $.05 dividend per share to its shareholders, which will require approximately $761,000 of funding.

 BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30, 2009 and 2008 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Iraq and Afghanistan, which may affect consumers spending trends and priorities; (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products; (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

At June 30, 2009, we had liquid assets of $7,897,202 in cash, money market savings accounts, money market funds, short-term government agency funds and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first six months of 2009, BNLAC collected $21,196,383 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $607,345. Other sources of cash flow in the first six months of 2009 were override commissions of $1,189,040 on vision products. The Company paid $13,107,848 of policy benefits in the first six months of 2009.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,202,577 consist of, in part, a convertible debenture (“debenture”) loan in the amount of $1,152,825 to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.

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

Other long-term investments also include an operating line of credit agreement in the amount of $49,751. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

Our insurance operations are conducted through BNLAC. At June 30, 2009, BNLAC had statutory capital and surplus of $18,401,427. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2009 was $10,395,720compared to $10,983,179 for the same period in 2008. Premium income for the first half of 2009 was $20,940,846 compared to $22,125,851 for the same period in 2008. The decrease for the quarter and first half of the year was primarily due to a 4.8% decrease in group dental business as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  Vision insurance income for the second quarter of 2009 was $587,522 compared to $522,722 in the second quarter of 2008.  In the first half of 2009 vision income was $1,189,040 compared to $1,150,274 for the same period in 2008.  Vision income increased 3% in 2009, compared to an increase of 15% for the same period in 2008.  Although vision revenues are up the growth has decreased due to the impact of the recession on voluntary employee benefits.

Net investment income was $310,613 for the second quarter of 2009 compared to $257,827 for the second quarter of 2008.  Net investment income for the first half of 2009 was $607,345 compared to $569,604 for the same period in 2008.  The increase in the first half and second quarter was due to an increase in interest yields on bonds purchased in 2009.

Realized gains on debt retirement were $4,017 for the second quarter of 2009 compared to a $3,375 gain for the same period in 2008.  For the first half of 2009 realized gains were $15,985 compared to $13,187 for the same period in 2008.

The realized gains are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  The Company purchased more debentures in 2009 which resulted in more realized gain in debt extinguishments.

Realized gains were $2,497 for the second quarter and $2,694 for the first half of 2009 compared to a loss of ($202,729) for the second quarter and ($193,891) for the first half of 2008.  The realized loss in 2008 was primarily due to the $204,582 write down of the EBI debenture. The realized gain in 2009 was due to gains from bonds called.

For the second quarter of 2009, liability for future policy benefits expense was $83,432 compared to $175 for the same period in 2008.  For the six-month period ended June 30, 2009, liability for future policy benefits expense was $40,168 compared to $31,115 for the same period in 2008.  The increase in future policy benefits in 2009 was primarily due a reduction in surrendered policies in 2009 compared to 2008.

Policy benefits and other insurance costs were $8,073,895 in the second quarter of 2009 compared to $8,253,364 for the same period in 2008.  In the first six months of 2009 policy benefits and other insurance costs were $16,127,308 compared to $16,756,175 for the same period in 2008.  The decrease for the quarter and first half of 2009 was primarily due to a decrease in group and individual dental premium income.  Individual dental claims decreased $81,000 and group dental claims were $426,000 less than the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 62.78% for the first half of 2009 compared to 61.77% for the first half of 2008.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2008, were $139,000 less than estimated and they were $316,000 less than estimated at December 31, 2007.

Amortization of deferred policy acquisition costs was $9,116 and $11,435 for the second quarter and $5,134 and $5,835 for the first half of 2009 and 2008, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2009 operating expenses were $2,241,346 compared to $2,312,370 for the same period in 2008. Operating expenses were $4,339,500 in the first six months of 2009 compared to $4,505,343 for the same period in 2008.  The decrease for 2009 is primarily due to a decrease in legal fees and bonuses.

Taxes, other than on income, fees and assessments, were $399,284 for the second quarter of 2009 compared to $367,271 for the second quarter of 2008.  Taxes, other than on income, fees and assessments, were $821,371 for the first half of 2009 compared to $821,990 for the same period in 2008.  The increase for the second quarter is primarily due to an increase in state licenses and fees associated with the increased number of states for which we have certificates of authority.

The provision for income taxes in the second quarter of 2009 includes $103,566 current tax expense and $22,000 deferred tax credit compared to $153,404 current tax expense and $2,900 deferred tax credit in the second quarter of 2008.  The provision for income taxes in the first half of 2009 was $274,005 current tax expense and $29,000 deferred tax credit compared to $331,325 current expense and $7,500 deferred tax credit for the same period in 2008.  The decrease for the year in 2009 is primarily due to the decrease in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the second quarter of 2009 was $493,296 compared to $619,758 for the same period in 2008.  For the first half of 2009 income from operations before income taxes was $1,422,429 compared to $1,544,567 for the same period in 2008.  The decrease for the second quarter and first half of 2008 was primarily due to the decrease in premium income and the increase in the loss ratio on group dental business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2009 and December 31, 2008. We held various financial instruments at June 30, 2009 and 2008, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2009 and December 31, 2008 was $18,548,467 and $19,937,398, respectively.

Based on testing at December 31, 2008, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2009 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2009 totaled $496,875, or 1.8% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the second quarter of 2009.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2008 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first half of 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2009	11,064	$1.25	None	None
Month #1, Feb 1 thru Feb 28, 2009	5,880	$1.25	None	None
Month #3, Mar 1 thru 31, 2009	15,284	$1.25	None	None
Month #4, Apr 1 thru 30, 2009	11,700	$1.25	None	None
Month #5 May 1 thru 31, 2009	14,625	$1.25	None	None
Month #6 June 1 thru 30, 2009	28,162	$1.28	None	None
Totals	86,715

Item 3. Defaults Upon Senior Securities.

During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 28, 2009, the annual meeting of shareholders was held in Des Moines, Iowa.  The Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934.  The matters submitted to a vote of the shareholders were the election of fourteen directors and ratification of the appointment by the Board of Directors of Smith, Carney & Co., p.c. (“Smith Carney”), as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2009.  There was no solicitation in opposition to the management’s nominees as listed in the proxy statement.  All directors listed as nominees in the proxy statement and proxy were elected.

The following reports the results of the votes regarding the election of directors:

Name	Votes FOR	Votes AGAINST or Withheld	Abstentions	Broker No Votes
Wayne E. Ahart	12,133,454	10,400	-	-
C. Donald Byrd	12,133,664	10,400	-	-
Kenneth Tobey	12,133,664	10,400	-	-
Barry N. Shamas	12,133,664	10,400	-	-
Cecil Alexander	12,134,625	10,400	-	-
Richard Barclay	12,135,765	10,400	-	-
Eugene A. Cernan	12,134,265	10,400	-	-
Hayden Fry	12,126,964	10,400	-	-
John Greig	12,127,764	10,400	-	-
Roy Ledbetter	12,134,265	10,400	-	-
C. James McCormick	12,129,465	10,400	-	-
John E. Miller	12,132,765	10,400	-	-
Robert R. Rigler	12,131,265	10,400	-	-
L. Stanley Schoelerman	12,120,265	10,400	-	-

The following reports the results of the votes regarding the ratification of the appointment by the Board of Directors of Smith Carney as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes FOR	Votes AGAINST or Withheld	Abstentions	Broker No Votes
12,116,923	3,300	16,481	-

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.
(a) Exhibits Index
No.	Description	Page or Method of Filing

3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 5 herein and the explanation in Note 1 to the Notes to Consolidated Financial Statements (unaudited), page 5 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 2, 2009, as filed with the SEC on Schedule 14A on April 28, 2009, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith – E2
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith – E3

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: August 12, 2009	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: August 12, 2009	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)