Form 10-Q
period 2009-09-30
BNL FINANCIAL CORP
filed 2009-11-13
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

As of September 30, 2009, the Registrant had 15,142,808 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and subsidiaries as of September 30, 2009 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Smith, Carney & Co.
SMITH, CARNEY & CO., p.c.
Oklahoma City, Oklahoma
November 13, 2009

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
ASSETS	2009 (Unaudited)	2008 (Audited)
Cash and cash equivalents	$7,711,331	$4,989,381
Investment in fixed maturities, at fair value Available for Sale (amortized cost $42,000; $444,976, respectively)	139,600	543,925
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $18,622,722; $19,393,473, respectively)	18,402,446	19,597,008
Other long-term investments (fair value $918,272, $951,436)	1,191,445	1,224,609
Investment in equity securities (cost $699,829)	628,875	429,745
Total Investments, Including Cash and Cash Equivalents	28,073,697	26,784,668

Accrued investment income	180,185	181,522
Furniture and equipment, net	887,243	1,048,673
Deferred policy acquisition costs	269,438	283,561
Policy loans	203,420	191,010
Receivable from reinsurer	46,554	46,554
Premiums due and unpaid	922,320	1,113,301
Income tax assets	101,000	97,000
Intangible assets	126,861	131,212
Other assets	134,739	135,282
Total Assets	$30,945,457	$30,012,783

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,274,599	$2,208,948
Policy claims payable	1,656,564	1,712,140
Annuity deposits	2,568,635	2,523,185
Deferred annuity profits	336,024	231,263
Premium deposit funds	21,780	21,849
Supplementary contracts without life contingencies	31,909	2,782
Advanced and unallocated premium	861,144	1,036,123
Commissions payable	592,538	595,488
Accrued taxes and expenses	572,451	566,809
Bonds payable	1,363,353	1,443,282
Other liabilities	1,009,677	1,062,497
Total Liabilities	11,288,674	11,404,366

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,729,715	5,748,465
Accumulated other comprehensive income (loss)	5,027	(160,934)
Accumulated surplus	14,015,491	13,032,655
Treasury stock, at cost; 321,157; 256,838 shares respectively	(402,729)	(321,048)
Total Shareholders' Equity	19,656,783	18,608,417
Total Liabilities and Shareholders' Equity	$30,945,457	$30,012,783

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Income:
Premium income	$10,266,460	$10,737,738	$31,207,306	$32,863,588
Vision insurance income	600,993	550,992	1,790,034	1,701,266
Net investment income	244,311	276,786	851,657	846,391
Realized gains on debt retirement	3,198	-	19,183	13,187
Realized gains (loss)	38,625	(104,212)	41,319	(298,103)

Total Income	11,153,587	11,461,304	33,909,499	35,126,329

Expenses:
Liability for future policy benefits expense	25,483	16,349	65,651	47,464
Policy benefits and other insurance costs	8,048,352	8,452,594	24,175,659	25,208,769
Amortization of deferred policy acquisition costs	8,990	8,634	14,124	14,469
Operating expenses	2,139,365	2,236,227	6,478,868	6,741,571
Taxes, other than income, fees and assessments	227,481	281,321	1,048,852	1,103,311

Total Expenses	10,449,671	10,995,125	31,783,154	33,115,583

Income from Operations before Income Taxes	703,916	466,179	2,126,345	2,010,746

Provision for income taxes	140,980	97,800	385,985	421,624

Net Income	$562,936	$368,379	$1,740,360	$1,589,122

Net income per common share (basic and diluted)	$0.04	$0.02	$0.12	$0.10

Weighted average number of fully paid common shares	15,165,012	15,216,861	15,126,010	15,212,412

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$125,095	$(202,989)	$200,256	$(368,292)
Reclassification adjustment for loss included in net income	(32,058)	90,408	(34,294)	82,492

Other Comprehensive Income (loss)	93,037	(112,581)	165,962	(285,800)

Comprehensive Income	$655,973	$255,798	$1,906,322	$1,303,322

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities:
Net income	$1,740,360	$1,589,122
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	(41,319)	300,523
Realized loss on furniture and fixtures	-	2,420
Realized gain on debt retirement	(19,183)	(13,187)
Decrease in deferred tax asset	(38,000)	(15,602)
Depreciation	225,808	239,988
Amortization of deferred acquisition costs, and intangibles	18,485	18,830
Accretion of bond discount	8,763	(6,413)
Change in assets and liabilities:
Decrease in accrued investment income	1,337	23,416
Decrease in premiums due and unpaid	190,981	390,215
Increase in liability for future policy benefits	65,651	47,465
Decrease in policy claims payable	(55,576)	(336,992)
Increase in annuity deposits and deferred profits	150,212	28,420
Decrease in premium deposit funds	(69)	(2,806)
Decrease in advanced and unallocated premium	(174,980)	(828,007)
Increase (decrease) in commissions payable	(2,950)	30,835
Other, decrease	(114,253)	(8,715)
Net Cash Provided By Operating Activities	1,955,267	1,459,512

Cash flows from investing activities:
Proceeds from sales of furniture and equipment	-	17,000
Proceeds from maturity or redemption - Held to Maturity Investments	9,880,340	10,489,668
Proceeds from sales and equity securities	-	4,375
Purchase of equity securities	-	(287,629)
Purchase of furniture and equipment	(64,379)	(160,763)
Purchase of fixed maturity securities - Held to Maturity Investments	(8,246,565)	(5,524,844)
Other investments – Line of credit payments received	33,164	26,878
Net Cash Provided By Investing Activities	1,602,560	4,564,685

Cash flows from financing activities:
Net (payments) deposits on supplementary contracts	(2,195)	28,949
Purchase of treasury stock	(113,431)	(9,605)
Bonds payable purchased	(13,224)	(19,221)
Dividends to shareholders	(757,525)	-
Exercised stock options	50,498	9,600
Net Cash Provided By (Used In) Financing Activities	(835,877)	9,723
Net Increase In Cash and Cash Equivalents	2,721,950	6,033,920
Cash And Cash Equivalents, Beginning Of Period	4,989,381	4,937,983
Cash And Cash Equivalents, End Of Period	$7,711,331	$10,971,903

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2009 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for the period ended September 30, 2009.  All such adjustments are of a normal and recurring nature.

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

In September 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with US GAAP. This guidance is effective for financial statements issued for periods ending after September 15, 2009. The adoption of this Standard did not have a material impact on our financial statements.  References to GAAP in these footnotes are to the FASB Accounting Standards Codification (ASC.)

On April 1, 2009 we adopted FSP FAS 157-4, (now ASC 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP Nos. FAS 115-2 and FAS 124-2, (now ASC 320), “Recognition and Presentation of Other-Than-Temporary Impairments”; and FSP No. FAS 107-1 and APB 28-1, (now ASC 825), “Interim Disclosures about Fair Value of Financial Instruments.” These staff positions provided guidance on fair value measurements, impairments, and disclosures. Adoption of these staff positions did not have a material impact on our financial statements. See Note 4 for a discussion of fair value measurements.

In May 2009, the FASB issued SFAS No. 165, (now ASC 855), “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. The adoption of this Standard did not have a material impact on our financial statements.

2.  Change in Accounting Estimate

The group dental claims loss ratio was 63.1% during the first nine months of 2009 compared to 62.8% for the same period in 2008.  The claims liability at December 31, 2008 was over estimated by approximately $139,000, which had the effect of reducing claims expense in 2009 in accordance with the ASC 250-10 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2008 resulted in an increase in net income of approximately $115,000, net of tax, or $.01 per share for the nine months ended September 30, 2009.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$6,892,752	$55,190	$15,183	$6,932,759
Corporate securities	4,084,662	169,429	168,121	4,085,970
Mortgage-backed securities GNMA and FNMA CMO	7,425,032	188,844	9,883	7,603,993

Totals	$18,402,446	$413,463	$193,187	$18,622,722
Portfolio Designated “Available for Sale” September 30, 2009
Corporate securities	$42,000	$97,600	-	139,600

Totals	$42,000	$97,600	$-	$139,600

The amortized cost and estimated fair value of investments in fixed maturity securities at September 30, 2009 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity		Available for Sale
	September 30, 2009		September 30, 2009
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$328,312	$351,300	$-	$-
Due after one year through five years	3,923,086	4,011,920	-	-
Due after five years through ten years	3,039,719	2,956,583	-	-
Due after ten years	3,686,297	3,698,925	42,000	139,600
	10,977,414	11,018,728	42,000	139,600

Mortgage-backed securities	7,425,032	7,603,994	-	-

	$18,402,446	$18,622,722	$42,000	$139,600

Proceeds from sales and maturities of investments in fixed maturity securities, and equity securities for the nine month period ended September 30, 2009 and 2008 were $9,880,340 and $10,489,668 respectively.  Gross gains were $83,599 and $14,308 and gross losses were $0 and $0 as of September 30, 2009 and 2008, respectively.

Investment in equity securities at September 30, 2009 represents common stock investments as follows:

	2009
	Cost	Market Value

Banks, trusts and insurance companies	$81,183	$36,710
Industrial, savings and loans and other	618,646	592,165

	$699,829	$628,875

Other long-term investments of $1,191,445 consist of, in part, a $1,152,825 convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”).  The original loan, dated July 25, 2001, was $1,357,407 at 14% interest.  Monthly principal payments were scheduled to begin on September 15, 2008 with a maturity date of August 15, 2015.  On July 14, 2008, the Company and EBI amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 resulting in a net book value of $1,152,825.  Interest on the debentures is and has been current

In the third quarter of 2009 the Company recognized an other than temporary impairment on its $100,000 Cit Group Inc. bond, for a realized loss of $42,280.  Cit Group Inc. filed for chapter 11 bankruptcy on November 1, 2009.

The Company’s policy for recognizing interest income on the impaired investments is to recognize interest under the stated loan terms.  Interest on the investments is and has been current.

The average book value on impaired investments during the period ended September 30, 2009 was $1,153,924.  Interest income recognized in 2009 on the impaired investments was $145,018.

Activity in the allowance for credit losses is as follows:

2009
Beginning Balance	$204,582
Additions charged to operations	42,280
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$246,862

There was no other than temporary impairment recognized in 2009 other than the credit losses recognized above and therefore no other than temporary impairment included in accumulated other comprehensive income.

Other long-term investments also include an operating line of credit agreement in the amount of $38,620. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment in Fixed Maturities, Held to Maturity
US Treasury securities and obligations of US government corporations and agencies	2,733,005	15,183	-	-	2,733,005	15,183
Corporate securities	497,900	9,971	449,570	158,150	947,470	168,121

Mortgage-backed securities GNMA and FNMA CMO	1,587,827	9,883	-	-	1,587,827	9,883
Totals	4,818,732	35,037	449,570	158,150	5,268,302	193,187

Other Long-Term Investments	929,403	273,173	-	-	929,403	273,173
Totals	929,403	273,173	-	-	929,403	273,173

Equity Securities	178,965	49,525	199,120	112,642	378,085	162,167
Totals	178,965	49,525	199,120	112,642	378,085	162,167

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at September 30, 2009.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Corporate Bonds

The table below discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds September 30, 2009	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
American General Finance	BB+	$200,000	$64,000	$136,000
MBIA	BBB	200,000	85,600	114,400
Prudential	A-	150,000	8,550	141,450
Bank of America	A-	200,000	9,000	191,000

Totals		$750,000	$167,150	$582,850

The corporate bonds with unrealized losses in the table are primarily insurance and financial corporations that have had their fair value reduced due to the significant economic problems world wide.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at September 30, 2009.

In the third quarter of 2009 the Company wrote down its $100,000 Cit Group Inc. bond to $57,720, for a realized loss of $42,280.  Cit Group Inc filed for chapter 11 bankruptcy on November 1, 2009.

Marketable Equity Securities

The table below discloses the unrealized gain and losses on the Company’s entire marketable equity securities.

Equity Securities September 30, 2009	Cost	Gross Unrealized Gains (Losses)	Estimated Market Value
Garmin LTD	$220,322	$(88,232)	$132,090
Treaty Oak Bank	50,813	(20,313)	30,500
Regions Financial Corporation	30,370	(24,160)	6,210
FCstone Group	27,282	(17,642)	9,640
British Petroleum	88,270	(8,425)	79,845
Powershare QQQ	116,605	31,270	147,875
Intel Corporation	39,200	(60)	39,140
Kimberly Clark Corporation	62,125	(3,145)	58,980
Freeport McMoRan Copper & Gold Inc.	42,972	59,943	102,915
Conagra Foods	21,870	(190)	21,680

Totals	$699,829	$(70,954)	$628,875

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $88,232.  Garmin manufactures communication and navigational products and it is the leader in personal navigational devices.  Garmin remains profitable in 2009 and the decrease in the stock’s fair value was due to the challenging economic environment in 2008 and 2009.  The remaining fair value and unrealized losses are distributed in seven companies. The severity of the impairment (aggregate fair value is approximately 23% less than cost) reflects the overall performance of the stock market in 2008.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at September 30, 2009.

4.  Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.  ASC 820 establishes a hierarchal disclosure framework associated with the level of observable pricing to be utilized in measuring assets and liabilities at fair value.  The three broad levels defined by ASC 820 hierarchy are as follows:

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

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability.  These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability.  The Company’s Level 3 assets and liabilities primarily include certain private fixed maturities.  Valuations are determined using valuation methodologies such as discounted cash flow models, other similar techniques and consultation with investment brokers.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2009.

	Level 1	Level 2	Level 3	Total
Fixed Maturities , held to maturity	$-	$18,508,322	$114,400	$18,622,722
Fixed maturities, available for sale	-	139,600	-	139,600
Equity securities, available for sale	628,875	-	-	628,875
Other long term investments	-	-	918,272	918,272
Cash and cash equivalents	4,067,482	3,643,849	-	7,711,331

Total assets	$4,696,357	$22,291,771	$1,032,672	$28,020,800

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2009 to September 30, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2009.

	Other Long-term Investments	Fixed Maturities
Fair value, beginning of period	$951,436	$-
Purchases, sales, issuances and settlements	(33,164)	-
Reclassify from level 2 to level 3	-	110,000
Unrealized gain	-	4,400

Total	$918,272	$114,400

The following table summarizes the fair value and carrying amount of all financial asset and liabilities as of September 30, 2009.

	2009
	Carrying	Fair
Assets	Amount	Value

Cash and Cash Equivalents	$7,711,331	$7,711,331	(a)
Investments-fixed maturity, available for sale	139,600	139,600	(b)
Investments-fixed maturity, held to maturity	18,402,446	18,622,722	(b)
Investments –equity securities	628,875	628,875	(b)
Other long term investments	1,191,445	918,272	(b)
Other financial instruments-Assets	434,275	434,275	(a)

Total financial instruments-Assets	28,507,972	28,455,075

Liabilities

Premium deposit funds	$21,780	$21,780	(a)
Bonds payable	1,363,353	1,363,353	(a)
Supplementary contracts without life contingencies	31,909	31,909	(a)
Annuity deposits	2,568,635	2,568,635	(a)

Total financial instruments-Liabilities	$3,985,677	$3,985,677

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described here-in.

5. Dividends Paid

Dividends of $.05 per share were declared on July 27, 2009.  Dividends totaling $757,525 were paid on August 26, 2009.

6.  Subsequent Events

In the second quarter of 2009 management adopted ASC 855 and has evaluated subsequent events through November 13, 2009, the date of issuance of the 10-Q.  There are no subsequent events to report.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the nine months ended September 30, 2009 and 2008 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2009, we had liquid assets of $7,711,331 in cash, money market savings accounts, money market funds, treasury bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first nine months of 2009, BNLAC collected $31,936,647 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $851,657. Other sources of cash flow in the first nine months of 2009 were override commissions of $1,790,034 on vision products. The Company paid $19,658,702 of policy benefits in the first nine months of 2009.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long-term investments of $1,191,445 consist of, in part, a $1,152,825 convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”).  The original loan, dated July 25, 2001, was $1,357,407 at 14% interest.  Monthly principal payments were scheduled to begin on September 15, 2008 with a maturity date of August 15, 2015.  On July 14, 2008, the Company and EBI amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 resulting in a net book value of $1,152,825.  Interest on the debentures is and has been current

The note is one of several agreements entered into by the Company's subsidiary which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC").

Other long-term investments also include an operating line of credit agreement in the amount of $38,620. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

Our insurance operations are conducted through BNLAC. At September 30, 2009, BNLAC had statutory capital and surplus of $18,290,301. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2009 was $10,266,460 compared to $10,737,738 for the same period in 2008. Premium income for the first nine months of 2009 was $31,207,306 compared to $32,863,588 for the same period in 2008. The decrease for the quarter and first nine months of the year was primarily due to a 4.4% decrease in group dental premium as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  Vision insurance income for the third quarter of 2009 was $600,993 compared to $550,992 in the third quarter of 2008.  In the first half of 2009 vision income was $1,790,034 compared to $1,701,266 for the same period in 2008.  Vision income increased 5% in 2009, compared to an increase of 15% for the same period in 2008.  Although vision revenues are up the growth has decreased due to the impact of the recession on voluntary employee benefits.

Net investment income was $244,311 for the third quarter of 2009 compared to $276,786 for the third quarter of 2008.  Net investment income for the first nine months of 2009 was $851,657 compared to $846,391 for the same period in 2008.  The decrease in the third quarter was due to an increase in short term investments with yields that have been reduced significantly compared to the third quarter of 2008.  The increase for the first nine months was a result of an average investment in more fixed securities in 2009 compared to 2008.

Realized gains on debt retirement were $3,198 for the third quarter of 2009 compared to a $0 gain for the same period in 2008.  For the first nine months of 2009 realized gains were $19,183 compared to $13,187 for the same period in 2008.  The realized gains are primarily due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  The Company purchased more debentures in 2009 which resulted in more realized gain in debt extinguishments.

Realized gains were $38,625 for the third quarter and $41,319 for the first nine months of 2009 compared to a loss of ($104,212) for the third quarter and ($298,103) for the first nine months of 2008.  The realized loss in 2008 was primarily due to the $204,582 write down of the EBI debenture. The realized gain in 2009 was due to gains from bonds called and from the sale of a U.S. Treasury bond.  Gains recognized exceeded the realized losses on other than temporary impairments.

For the third quarter of 2009, liability for future policy benefits expense was $25,483 compared to $16,349 for the same period in 2008.  For the nine-month period ended September 30, 2009, liability for future policy benefits expense was $65,651 compared to $47,464 for the same period in 2008.  The increase in the liability for future policy benefits in 2009 was primarily due a reduction in surrendered policies in 2009 compared to 2008.

Policy benefits and other insurance costs were $8,048,352 in the third quarter of 2009 compared to $8,452,594 for the same period in 2008.  In the first nine months of 2009 policy benefits and other insurance costs were $24,175,659 compared to $25,208,769 for the same period in 2008.  The decrease for the quarter and first nine months of 2009 was primarily due to a decrease in group dental premium income.  Individual dental claims decreased $101,000 and group dental claims were $783,000 less than the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 63.1% for the first nine months of 2009 compared to 62.8% for the first nine months of 2008.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2008, were $139,000 less than estimated and they were $316,000 less than estimated at December 31, 2007.

Amortization of deferred policy acquisition costs was $8,990 and $8,634 for the third quarter and $14,124 and $14,469 for the first nine months of 2009 and 2008, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2009 operating expenses were $2,139,365 compared to $2,236,227 for the same period in 2008. Operating expenses were $6,478,868 in the first nine months of 2009 compared to $6,741,571 for the same period in 2008.  The decrease for 2009 is primarily due to a decrease in legal fees and expenses directly related to a decrease in collected premium.

Taxes, other than on income, fees and assessments, were $227,481 for the third quarter of 2009 compared to $281,321 for the third quarter of 2008.  Taxes, other than on income, fees and assessments, were $1,048,852 for the first nine months of 2009 compared to $1,103,311 for the same period in 2008.  The decrease for the third quarter is primarily due to a decrease in premiums.

The provision for income taxes in the third quarter of 2009 includes $149,980 current tax expense and $9,000 deferred tax credit compared to $105,801 current tax expense and $8,200 deferred tax credit in the third quarter of 2008.  The provision for income taxes in the first nine months of 2009 was $423,985 current tax expense and $38,000 deferred tax credit compared to $437,126 current expense and $15,502 deferred tax credit for the same period in 2008.  The current tax expense for 2009 is approximately the same as the prior year due to income from operations being approximately the same amount for both years.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the third quarter of 2009 was $703,916 compared to $466,179 for the same period in 2008.  For the first nine months of 2009 income from operations before income taxes was $2,126,345 compared to $2,010,746 for the same period in 2008.  The increase for the third quarter and first nine months of 2008 was primarily due to the 2009 gross realized gains in 2009 versus realized losses in 2008 and decrease in operating expenses and taxes other than on income, fees and assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2009 and December 31, 2008. We held various financial instruments at September 30, 2009 and 2008, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2009 and December 31, 2008 was $18,762,322 and $19,937,398, respectively.

Based on testing at December 31, 2008, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2009 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2009 totaled $628,875, or 2.2% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not a part of any new legal proceedings during the third quarter of 2009.

Item 1A.  Risk Factors

No material changes from the Company’s response in its 2008 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports the purchases by the Company of its Common Stock during the first nine months of 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2009	11,064	$1.25	None	None
Month #1, Feb 1 thru Feb 28, 2009	5,880	$1.25	None	None
Month #3, Mar 1 thru 31, 2009	15,284	$1.25	None	None
Month #4, Apr 1 thru 30, 2009	11,700	$1.25	None	None
Month #5 May 1 thru 31, 2009	14,625	$1.25	None	None
Month #6 June 1 thru 30, 2009	28,162	$1.28	None	None
Month #7 July 1 thru 31, 2009	-	-	None	None
Month #6 Aug 1 thru 31, 2009	2,402	$1.25	None	None
Month #6 Sept 1 thru 30, 2009	2,700	$1.25	None	None
Totals	91,817

Item 3. Defaults Upon Senior Securities

During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders for the period covered by this report.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 10-Q

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

(b) Material Contracts - Reports on Form 8-K

No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: November 13, 2009	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: November 13, 2009	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)