Form 10-K
period 2009-12-31
BNL FINANCIAL CORP
filed 2010-03-31
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):

 Large accelerated filer ❒                           Accelerated filer ❒
 Non-accelerated filer ☒          Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ❒ No ☒

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2009 cannot be determined due to the limited trading in the Company’s stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2009, the Registrant had outstanding 15,120,772 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,925,201 shares owned by affiliates of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 27, 2010 have been incorporated by reference into Part III of this Form 10-K

PART 1

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
|
Brokers National Life Assurance Company
|
BNL Brokerage Corporation

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2009 marketed life and accident and health insurance.  In 1987 BNLAC began selling insurance in Iowa.  In 1992, BNLAC redomesticated to Arkansas and expanded its sales to other states through the acquisition of Statesman Life Insurance Company.  The Company has no foreign operations.

The Company is able to offer life and accident and health insurance on an individual and group basis in 48 states and the District of Columbia.

The Company conducts business in the “life, accident and health insurers” industry segment.  Most of BNLAC’s premium revenues are from sales of group dental insurance sold primarily on a payroll deduction basis. BNLAC also markets group vision insurance products that are underwritten by other insurance companies and which BNLAC does not have any exposure to underwriting (claims) losses.  Financial information relating thereto is contained in the Selected Financial Data below and the Financial Statements included as Exhibits to this Report.

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

Statistics by line of business are as follows (gross before reinsurance):

	2009	2008
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance	$234,000	$260,000
Individual Annuities(1)	60,000	69,000
Group Dental Insurance	38,372,000	40,845,000
Miscellaneous A&H insurance	1,667,000	2,139,000

Total	$40,333,000	$43,313,000

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance	$242,000	$266,000
Individual Annuities(1)	64,000	65,000
Group Dental Insurance	40,202,000	41,382,000
Miscellaneous A&H insurance	1,714,000	2,311,000

Total	$42,222,000	$44,024,000
III. Face Value of Insurance:
Ordinary Life Insurance	$30,657,000	$33,696,000
Accidental Death Insurance	115,275,000	120,625,000

Total	$145,932,000	$154,321,000
(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:
State	Life Premiums	Annuity	Accident and Health	Total
Georgia	$18,000	$-	$3,614,000	$3,632,000
Louisiana	19,000	-	3,163,000	3,182,000
Arkansas	27,000	-	2,794,000	2,821,000
Indiana	7,000	-	2,438,000	2,445,000
Ohio	1,000	-	2,425,000	2,426,000
Missouri	12,000	-	2,370,000	2,382,000
Oregon	1,000	-	2,304,000	2,305,000
Michigan	7,000	-	2,230,000	2,237,000
Minnesota	6,000	-	1,893,000	1,899,000
All Other States	144,000	64,000	18,685,000	18,893,000
Total	$242,000	$64,000	$41,916,000	$42,222,000

The following chart shows group and individual dental insurance premiums collected for each of the past five years ended December 31.

	Group Dental	Individual
	Gross	Dental Gross
	Premiums	Premiums
	Collected	Collected
2009	$40,202,000	$1,451,000
2008	41,382,000	1,602,000
2007	41,926,000	1,785,000
2006	42,132,000	1,988,000
2005	41,629,000	2,033,000

The following chart shows group dental insurance claims paid and incurred claims ratios for each of the five years ended December 31.  The incurred claims loss ratio represents the ratio of incurred claims to premiums earned.

		Incurred
	Gross	Claims
Group Dental Insurance	Claims Paid	Ratio
2009	$25,124,000	62.3%
2008	26,290,000	61.9%
2007	26,340,000	61.8%
2006	27,127,000	64.1%
2005	26,046,000	63.1%

Agents' Commissions
On December 31, 2009, BNLAC had 4,307 general agents and brokers appointed in 45 states compared to 4,681 agents and brokers on December 31, 2008.

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

In 2009, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2009.

In 2009, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2009.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its group life, group accidental death and dismemberment and accidental death and dismemberment without group life plans effective January 1, 2008 whereby Hannover accepts 90% of the risk up to a maximum of $100,000 per life on AD&D and $75,000 on group life.  Hannover was rated “A” (Excellent) by AM Best Company for 2009.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier effective January 1, 2007. The Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis, 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.  Hannover was rated “A (Excellent) by AM Best Company for 2009.

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A-” (Excellent) by AM Best Company for 2009.

Group and individual dental is not reinsured due to the economics of the dental business and the small annual maximum liability per policy.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

	Gross			Net
	Insurance	Reinsurance	Reinsurance	Insurance
	In Force	Ceded	Assumed	In Force
Life Insurance
2009	$30,657,000	$10,933,000	$0	$19,724,000
2008	33,696,000	11,111,000	0	22,585,000
2007	43,879,000	14,074,000	0	29,805,000
2006	43,645,000	15,333,000	0	28,312,000
2005	39,992,000	14,531,000	0	25,461,000

Accidental Death Insurance
2009	$115,275,000	$103,748,000	$0	$11,527,000
2008	120,625,000	108,562,000	0	12,063,000
2007	120,655,000	108,590,000	0	12,065,000
2006	112,085,000	100,877,000	0	11,208,000
2005	79,643,000	71,834,000	0	7,809,000

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

Year	BNLAC Statutory Net Investment Income	Net Return on Mean Invested Assets
2009	$923,830	3.8%
2008	960,753	3.8%
2007	1,123,716	4.8%
2006	1,005,774	4.6%
2005	853,563	4.0%

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC.  The “Company Action Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred.  The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company’s total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.  If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered.  At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 75% but greater than or equal to 50% of its RBC.  At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control.  Calculations using the NAIC formula at December 31, 2009 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 1,242% and, therefore, significantly above the Company Action Level.

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

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others.  These groups range in size from three to approximately 876 persons.  BNLAC also sells its products to individuals.  BNLAC is a small insurance company which has no identifiable market share.  BNLAC is not ranked according to its size or volume of sales.

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

Personnel
At December 31, 2009 BNLAC had four executive officers and 65 full-time administrative personnel.  BNLAC’s administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters.  The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent.  The Company currently has no employees which are represented by a labor union.  BNLAC uses a third party administrator to process dental claims.

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

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements will be amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $284,000 and $320,000 for 2009 and 2008, respectively.

BNLF leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $19,500 per year and the lease will expire June 30, 2012.  BNLAC incurs 100% of the rental expense.

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class.  The balance of Bonds Payable was $1,323,388 and $1,443,282 at December 31, 2009 and 2008, respectively.  The bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL. The estimated annual impact to earnings per share is approximately $.006 per share.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

The Company has made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $119,894, and $164,295 in 2009 and 2008; respectively.  Gains from early extinguishments of the debt were $27,176, $44,370 and $10,803 in 2009, 2008 and 2007; respectively.

ITEM 4. Submission of Matters to a Vote of  Security Holders

No matters were submitted for a vote during the fourth quarter of 2009.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market for Stock
During 2009 the Company purchased 123,855 shares of its common stock at the request of shareholders at $1.25 to $1.28 per share.

The stock is not traded on any established trading market.

Purchases of Common Stock During 2009
The following table sets forth the shares of the Company’s outstanding Common Stock which the Company purchased during 2009:

Period	(a) Total number of shares purchased Note 1	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, January 1 thru 31, 2009	11,064	$1.25	None	None
Month #2, February 1 thru 28, 2009	5,880	$1.25	None	None
Month #3, Mar 1 thru 31, 2009	15,284	$1.25	None	None
Month #4, April 1 thru 30, 2009	11,700	$1.25	None	None
Month #5, May 1 thru 31, 2009	14,625	$1.25	None	None
Month #6, June 1 thru 30, 2009	28,162	$1.28	None	None
Month #7, July 1 thru 31 2009	-	-	None	None
Month #8, Aug 1 thru 31, 2009	2,402	$1.25	None	None
Month #9 September 1 thru 30, 2009	2,700	$1.25	None	None
Month #10 October 1 thru 31, 2009	2,400	$1.25	None	None
Month #11 November 1 thru 30, 2009	14,004	$1.25	None	None
Month #12 December 1 thru 31, 2009	15,634	$1.25	None	None
Total	123,855	$1.26

Note 1 to the above table:  During 2009 and 2008, the Company did not have any publicly announced plan or program to repurchase its outstanding Common Stock.  From time to time, some shareholders of the Company request the Company purchase their stock and the Company does, from time to time, make such repurchases but only does so in its sole and absolute discretion and the Company is under no obligation to make any such repurchases in the future.

Holders
As of December 31, 2009 there were 1,924 record holders of the Company's common stock.

Dividends
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

Of the options granted through December 2004, there were no stock options outstanding at December 31, 2008.  The number of options expiring or forfeited were 100,825 in 2008.  There were 9,600 options exercised in 2008. All the remaining options expired in 2008.

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  The Company granted options for 116,000 shares prior to 2005.  No options were granted subsequent to 2004.  The fair value of any options granted is estimated using a binomial method as prescribed in SFAS No. 123(R).  There were 55,550 options outstanding at December 31, 2009.  The estimated weighted average remaining life of the options is 3.6 years and weighted average exercise price is $.69.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1 of the financial statements.

The table below sets forth the Equity Compensation Plans as of December 31, 2009.

	A	B	C
Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Not approved by security holders
Employee Plan	55,550	$.69	134,000

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6.  Selected Financial Data

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2009 is derived from the Company's consolidated financial statements.  The consolidated financial statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009 are included elsewhere in this Form 10-K.

	2009	*	2008	2007	2006	2005
Total Income	$45,229,138		$46,455,107	$48,084,920	$47,646,337	$46,614,276
Net Income	$2,817,845		$2,366,472	$3,449,368	$2,564,243	$2,303,089
Net Income Per Common Share	$.19		$.16	$.22	$.16	$.13
Total Assets	$31,368,041		$30,012,783	$30,301,075	$27,009,634	$26,621,477
Total Liabilities	$10,636,929		$11,404,366	$13,004,202	$12,497,130	$13,498,115
Average Shares Outstanding	15,137,299		15,211,961	15,602,725	16,481,342	17,495,881

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated financial condition of the Company at December 31, 2009, 2008 and 2007 and the consolidated results of operations for the periods ended December 31, 2009, 2008 and 2007.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Management believes the Company's current critical accounting policies are comprised of the following:

Liabilities for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry.  Management uses an independent actuary to formulate this estimate.  Differences in the estimates and actual results may result in revised claims expense which is recognized in the period in which the difference is determined.  See Note 1, 7 and 11 to our financial statements for the effect on the year 2009.

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

As to the consistency of the Company’s estimation of its claim liabilities (the policy claims payable on the Company’s balance sheet), you may reference Notes 7 and 11 to the Company’s Financial Statements.  Notes 7 and 11 present data indicating the actual claims paid in a subsequent fiscal year for a prior fiscal year; actual claims incurred in a subsequent year for a prior fiscal year; and the claim liabilities for the prior fiscal year.  Notes 7 and 11 are limited to the most recent fiscal year being reported, December 31, 2009, and the previous fiscal years of 2008 and 2007.

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

The discussion in this paragraph relates to the months where the completion factors are deemed to be fully credible which are typically the months prior to November and December.    The completion factors have been relatively stable in the recent past.  In the future, there could be changes in the trend of completion factors.  The Company and its independent consulting actuary review the trends in the completion factors and when necessary make judgments as to the Single Point Estimate value for these items.  Such estimates are based on observable trends and would also reflect any known major changes.  Professional judgments are made based on the experience of the actuary and Company’s financial personnel and management.  To observe the possible sensitivity of assuming 100% reliance on completion factors for claims incurred during the months for which completion factors are believed to be fully credible, if the associated claim liabilities for those months had increased by 5%, the year-end December 31, 2009, claim liabilities would have been increased by approximately $14,000.

The discussion in this paragraph relates to the months where the completion factors are deemed to be not fully credible which are typically the months of November and December.  The choice of the loss ratio assumption or claims per insured per month assumption for the most recent month of the claim was incurred may also have an impact on the liability estimate. These assumptions are monitored for trends.  The Company and its consulting actuary monitor the loss ratio and claims per insured month and override the completion factor approach for the most recent months before the Company’s financial statement date where the completion factors are not fully credible, i.e. November and December.  To observe the possible sensitivity of assuming 100% reliance on loss ratio or claims per insured per month factors for claims incurred during the months for which completion are believed to be not fully credible (typically November and December of a fiscal year), if the loss ratio or claims per insured per month had increased by 3% for those months (a multiple of 1.03), the associated claim liabilities for those months and the year end December 31, 2009, claim liability would have been increased by approximately $118,000.

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

At December 31, 2009 and 2008, respectively, the Company had gross deferred tax assets of $1,037,858 and $1,067,931 with corresponding valuation allowances of $683,058 and $701,414, and gross deferred tax liabilities of $248,800 and $269,517, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover.  The resulting net deferred tax asset at December 31, 2009 is $106,000 compared to a deferred tax asset of $97,000 at December 31, 2008.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2009	2008	2007

Current tax provisions	$647,381	$663,441	$773,032
Deferred tax provision	(50,000)	(68,602)	40,602

Total income tax provision	$597,381	$594,839	$813,634

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Book income before tax	$3,415,226	$2,961,311	$4,263,002

Income tax computed at statutory rate (34%)	$1,161,177	$1,006,845	$1,449,421
Valuation allowance for AMT credit	10,770	(17,000)	(85,000)
Revision of valuation allowance	18,356	94,052	173,923
Rate differential	(592,922)	(489,058)	(724,710)

Total income tax provision (benefit)	$597,381	$594,839	$813,634

The Company has net operating loss carry forwards for income tax purposes at December 31, 2009 as follows:

Expiring	NOL

2010	$186,000
2011	66,000
2012	193,000
2018	105,000
2019	70,000
2020	65,000
2028	31,000

$716,000

Financial Condition

	2009		2008		2007
Income from Operations before Income Taxes	$3,415,226		$2,961,311		$4,263,002
Book Value Per Share	$1.37		$1.22		$1.14
Stockholders' Equity	$20,731,111		$18,608,417		$17,296,872
Statutory Capital and Surplus of Insurance Subsidiary	$19,129,993		$16,964,513		$15,834,457
A.M. Best Financial Rating	B	+	B	+	B	+

The statutory capital and surplus of the insurance subsidiary increased in 2009 and 2008 primarily due to income from operations.

Liquidity and Capital Resources

At December 31, 2009 the Company had liquid assets of $8,090,103 in cash, treasury bills, money market savings accounts, and money market funds.  Money market funds maybe subject to withdrawal restrictions.  No such restrictions were in place at December 31, 2009.  All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow.  In 2009, BNLAC collected approximately $42.0 million of premiums and annuity deposits (gross before reinsurance) and $1,122,698 of net investment income. Another source of cash flow in 2009 was overwrite commissions of $2,386,148 on vision products. During the year the Company incurred $31,805,555 in policy benefits and other insurance costs.

The Company had a net increase in cash and cash equivalents of $3,100,722 in 2009 compared to an increase of $51,398 in 2008.  The increase in 2009 was primarily from cash flow from operations, the sale and maturity of investments and a decrease in the amount of fixed maturity securities purchased.

Approximately $146,720 of the bond portfolio is classified as Available for Sale and carried on the Balance Sheet at market value with the unrealized gain or loss recorded in the surplus section of the Balance Sheet. The bonds are auto industry bonds.  The Company may sell these bonds before they mature.

Approximately $18.4 million of the bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost.  This classification reflects management's ability and intent to hold the bonds until maturity.  No adjustments to surplus are made as bond values change unless declines in market value are deemed to be other than temporary.

The table below details the unrealized gains and losses on the "Held to Maturity" bonds.

Portfolio Designated “Held to Maturity”

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$6,735,952	$40,338	$75,870	$6,700,420
Corporate securities	3,741,414	156,296	175,440	3,722,270
Mortgage-backed securities GNMA & FNMA CMO	7,881,262	167,694	48,034	8,000,922

Totals	$18,358,628	$364,328	$299,344	$18,423,612

The Company’s investments are primarily in U.S. Government and Government Agencies ($14,617,214 amortized book value), other investment grade bonds ($3,161,936 amortized book value) and less than investment grade ($579,478 amortized book value).

The table below details the unrealized gains and losses on the bonds that are less than investment grade.

Less Than Investment Grade Bonds

December 31, 2009	S&P Rating	Amortized Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Ford Motor Company	CCC	$42,000	$104,720	$-	$146,720
CIT Group, Inc.	Not rated	45,634	17,654	-	63,288
Provident Companies Inc.	BBB-	137,478	6,552	-	144,030
MBIA Global	BB+	200,000	-	110,000	90,000
American General Finance	BB+	200,000	-	61,400	138,600

Totals		$625,112	$128,926	$171,400	$582,638

In the third quarter of 2009 the Company recognized an other-than-temporary impairment on its $100,000 Cit Group Inc. bond, for a realized loss of $42,280.  Cit Group Inc. filed for chapter 11 bankruptcy on November 1, 2009.  On December 8, 2009 the Company received $71,952 par value Cit Group Inc. bonds and 619 shares of Cit Group Inc. stock with a book value of $17,091, all in exchange for the $100,000 CIT Group Inc. bond.

The Company does not hedge its investment income through theuse of derivatives.

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

Other long-term investments also include an operating line of credit agreement in the amount of $27,215 and $71,784 in 2009 and 2008 respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2011.  The line of credit is at 8.00% with interest and principal payable monthly to BNLAC and is current.

On November 5, 2001 the Company’s Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings").  One term of the settlement was the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company’s common stock owned by the members of the class.  The Arkansas Insurance Commissioner has reviewed and approved the settlement. The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year’s earnings.  The total principal amount of bonds payable at December 31, 2009 is $1,323,388 compared to $1,443,282 at December 31, 2008.  Bond interest expense was $82,317, and $93,536 in 2009 and 2008; respectively.  BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders if permissible under Arkansas insurance laws. The maximum amount of dividends which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner is subject to restrictions relating to statutory surplus.    The Company does not expect the dividend restrictions to impact its ability to meet its cash needs.  The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2009, BNLAC paid dividends totaling $800,000 to BNLF for the payment of dividends to the Company’s shareholders and for other general operating funds compared to $1,300,000 dividends paid in 2008 for the payment of dividends to the Company’s shareholders and for other general operating funds.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2009.
Long-Term Contractual Obligations *	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Bonds and Related Future Interest Payable**	$1,767,000	$79,000	$158,000	$1,530,000	$-
Operating Lease Obligations	$1,343,000	$370,000	$747,000	$226,000	$-
Liability for Future Policy Benefits (Note A.)	$8,367,699	$1,138,844	$1,800,071	$1,257,198	$4,171,586
Policy Claims Payable (Note B.)	$1,348,590	$1,348,590	$-	$-	$-
Liability for Annuity Deposits (Note C.)	$4,816,978	$11,291	$201,999	$237,963	$4,275,729
Supplementary Contracts (Note D.)	$31,347	$1,495	$2,952	$2,892	$24,008

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

NOTE A, Liabilities for Future Policy Benefits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled life block was assumed to surrender for its reserve at the end of 20 years.  Health blocks tested were projected using approximate means beyond 20 years.  Payments on blocks not initially modeled were projected on an approximate basis.  The total estimated future payments to be made relating to the Liability for Future Policy Benefits is stated as $8,367,699 which does not match the balance sheet liability total of $2,143,273 and the difference is $6,224,426.  This is primarily due to the fact that the estimated future payments presented in the long term contractual obligations table for Future Policy Benefits includes consideration for future premiums, investment income and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. Assumptions for estimating future payments are made regarding such items as interest earnings, mortality, morbidity, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding premium payments and withdrawals, mortality and morbidity improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect.   The determination of the amount of the future payments is based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of future payments will likely vary from that presented in the above table.

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

NOTE C, Annuity Deposits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled annuity block was assumed to surrender for its reserve at the end of 20 years.  The total estimated future payments to be made relating to the Annuity Deposits liability is stated as $4,816,978 which does not match the balance sheet liability total of $2,505,778 and the difference is $2,311,200.   The balance sheet Annuity Deposit liability represents such items as deposits, premiums, investment income, expenses, and withdrawals which have already occurred while the total estimated future payments presented in this long term contractual obligations table are estimated using assumptions for future occurrences of such factors and other factors.  The estimated future payments are based on many significant assumptions regarding future occurrences such as future premium payments, interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding annuity deposits and withdrawals, mortality improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect. The determination of the Annuity Deposit estimated future payments is based upon estimates and the timing and amount of estimated future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

NOTE D, Supplementary Contracts.

The total estimated future payments to be made relating to the Supplementary Contracts without life contingencies liability is stated as $31,347 which does not match the balance sheet liability total of $36,791 and the difference is $(5,444). This is primarily due to the fact that the estimated future payments in this long term contractual obligations table for Supplementary Contracts includes consideration of future investment income, withdrawals (if permitted) and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. The estimated future payments are based on many significant assumptions regarding future occurrences such as interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding withdrawals (if allowed), and mortality improvement or deterioration.  Random fluctuation in experience could also have an effect. The Supplementary Contracts estimated future payments are based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

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

Results of Operations

Premium income was $41,609,604 in 2009, $43,456,024 in 2008 and $44,564,173 in 2007.  The decrease in 2009 and 2008 was due to a decrease in group and individual insurance premiums.  New sales of dental insurance were down in 2009 and 2008 primarily as a result of the impact of the recession on voluntary employee benefits.  This is reflected in the $790,000 decrease in first year group dental premium in 2009 and a decrease of $650,000 in 2008.

Net investment income was $1,122,698 in 2009, $1,170,901 in 2008 and $1,320,614 in 2007, a decrease of 11% in 2008, and a decrease of 4% in 2009.  The decrease in 2009 was due to an increase in short term investments with lower yields.  The decrease in 2008 was primarily due to the sharp decline in interest rates throughout 2008 and an increase in short term investments with lower yields. The decrease in interest rates and the challenged financial markets has made it difficult to purchase investment grade bonds with yields equivalent to bonds purchased over the last few years.

The Company receives marketing fees from EBI in accordance with a marketing agreement entered into in 2001.  The Company received marketing fees of $25,000 in 2009, $0 in 2008 and $198,843 in 2007.  Receipt of marketing fees resumed in 2009.  By mutual agreement, EPSI ceased paying the Company marketing fees in 2008 due to the termination of one of its largest customers.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, on which BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $2,386,148, $2,263,529 and $1,979,359 in 2009, 2008 and 2007, respectively.  The vision income increased by 5% and 14% in 2009 and 2008, respectively, primarily due to the addition of group voluntary vision plans that require lower participation rates.

The Company had a realized gain on debt extinguishments of $27,176 in 2009, $44,370 in 2008 and $10,803 in 2007 due to the purchase of debentures payable at less than par value.  The Company purchased fewer debentures in 2009 and 2007 than it did in 2008, which resulted in less realized gain in debt extinguishments.

Realized capital gains and (losses) on investments were $58,512 in 2009, ($479,717) in 2008 and $11,128 in 2007.  In 2009 the Company wrote down CIT Group Inc. bonds by $42,280 which was offset by a $20,000 gain on the maturity of General Motors Acceptance Corporation bonds and $79,905 gain on the sale of U.S. Treasury bonds.  In 2008 the Company wrote down Washington Mutual bonds from $126,000 to $0 to reflect their status as worthless.  In 2008 management determined Ford Motor Company and General Motors Acceptance Corporation bonds were other than temporarily impaired and wrote down Ford Motor Company from $187,864 to $42,000 and General Motors Corporation from $100,000 to $80,000.  The aggregate realized loss on the bonds in 2008 was $291,864.

The Company has a $1,357,407 convertible debenture loan investment (“Debenture”) at 14% to EPSI Benefits, Inc. (“EBI”) that was scheduled to mature August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, however on July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.  Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company was required to establish an allowance for credit losses in the amount of $204,582, which is part of the realized loss in 2008.

Decreases in liability for future policy benefits were ($66,596), ($39,268) and ($213,867) in 2009, 2008 and 2007, respectively. The decrease for all three years was primarily due to the amount of insurance in force.

Policy benefits and other insurance costs decreased from $33,496,995 in 2007, to $32,978,610 in 2008 and to $31,805,555 in 2009.  The decrease in 2009 was primarily due to an approximately $882,000 decrease in claims expense, $146,000 of which resulted from an overestimation of claims payable at December 31, 2008 and the decrease of policies in force.  The decrease in 2008 was primarily due to an approximately $454,000 decrease in claims expense, $390,000 of which resulted from an overestimation of claims payable at December 31, 2007.  The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 62.2% in 2009, 61.9% in 2008 and 61.8% in 2007.

Amortization of deferred policy acquisition costs was $30,308 in 2009, $40,564 in 2008 and $16,060 in 2007. Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990.  Amortization expense per year may vary in relation to lapses or surrenders of the existing block of business.

Operating expenses were $8,716,583 in 2009, $9,055,261 in 2008 and $9,012,950 in 2007. The decrease of approximately $338,678 in 2009 was primarily due to a decrease in executive incentive bonuses, claims administrative expense and printing and stationary expense.  The decrease in the expense lines was primarily due to the decrease in the number of policies in force.  The 4.7% increase for 2008 is primarily due to increased labor and other costs.

Taxes other than on income were $1,328,062 in 2009, $1,458,629 in 2008 and $1,509,780 for 2007. The decrease for 2009 and 2008 is primarily due to a decrease in premium taxes on fewer premiums collected.

In 2009, the consolidated income from operations before taxes was $3,415,226 compared to $2,961,311 in 2008 and $4,263,002 in 2007.  The increase in 2009 was primarily due to the increase in realized gains and decrease in operating expenses.  The decrease in 2008 was primarily due to the decrease in premium income and investment income and the increase in realized losses on fixed maturities.

Earnings per share were $.19, $.16, and $.22 in 2009, 2008 and 2007, respectively.  The effect of the treasury shares acquired in 2009, 2008 and 2007 (see Market for Stock) increased earnings per share by $.00, $.00 and $.01, respectively.

The provision for income taxes was $597,381 in 2009, $594,839 in 2008 and $813,634 in 2007.   For the periods ended December 31, 2009, 2008 and 2007, the Company had $647,381, $663,441 and $773,033 of current tax expense and $50,000 and $68,602 of deferred tax credit in 2009 and 2008 and $40,601 of deferred tax expense for 2007.   Fluctuations in tax expense are primarily due to changes in taxable income, limitations on net operating losses utilized and adjustments in estimates for income taxes in prior years.

For the year ended December 31, 2009, other comprehensive income (losses) was $196,976 compared to ($283,566) in 2008 and $54,274 or the same period in 2007.  Comprehensive income for 2009 was primarily due to an increase in the market value of available for sale fixed maturities and equity securities.  The comprehensive loss in 2008 was due to the decrease in the market value of equity securities.  Comprehensive income for 2007 was primarily due to an increase in the market value of  equity securities.

Future Marketing Plans

In 2010 we continue to focus on recruiting new brokers, marketing in states where we have little or no premium income and expanding our product portfolios.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies.  The Company’s conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates.  We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2009 and December 31, 2008. We held various financial instruments at December 31, 2009 and 2008, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4).  See page 17 for information on less than investment grade bonds held by the Company.

Interest Rate Risk – We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds.  The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.  The estimated fair value of our fixed maturity securities at December 31, 2009 and December 31, 2008 was $18,570,332 and $19,937,398 respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2009 of approximately $562,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2009, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars and because we do not currently engage in any operations outside of the United States.

Commodity Price Risk – We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2009 totaled $674,671, or only 2.3% of total investments and cash on a consolidated basis.   We do not hedge our equity price risk.  As of December 31, 2009 a 20% adverse change in equity prices would result in an approximate $159,000 decrease in the fair value of our equity securities.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Internal Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of December 31, 2009, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 in recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This included policies and procedures that (a) pertain to the maintenance of records in reasonable detail which accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and our receipts and expenditures are being made in accordance with authorizations of our management or directors, as applicable; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets which could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of our independent registered public firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

In addition, during our last fiscal quarter for 2009, no change occurred in our internal control over financial reporting which was identified by management’s evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant

The directors and executive officers of the Company are as follows:

Name	Age	First Became Director or Executive Officer	Position
Wayne E. Ahart	69	1984	Chairman of the Board and Director
C. Donald Byrd	68	1984	Vice Chairman of the Board and Director
Kenneth Tobey	51	1994	President and Director
Barry N. Shamas	62	1984	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director
Cecil Alexander	73	1994	Director
Richard Barclay	72	1994	Director
Eugene A. Cernan	75	1994	Director
Hayden Fry	80	1984	Director
John Greig	74	1984	Director
Roy Ledbetter	79	1994	Director
John E. Miller	80	1994	Director
C. James McCormick	84	1984	Director
Robert R. Rigler	86	1989	Director
L. Stan Schoelerman	84	1984	Director

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

Richard L. Barclay, a Certified Public Accountant, retired as Director of Arkansas Department of Finance and Administration and as the state's Chief Fiscal Officer.  He has returned to private practice with Beall, Barclay & Co., Certified Public Accountants in Rogers, Arkansas.  He was an advisory Director of Regions Bank of Rogers from 1998 to December 2006.  He joined United Bank, January 2007.  He served as  President and Board member of the Arkansas Society of Certified Public Accountants and is a member of the American Institute of Certified Public Accountants.  He was a member of the Arkansas House of Representatives from 1977 until 1992.

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

Hayden Fry was Head Football Coach at the University of Iowa from 1979 to 1998, now retired.  He was Head Football Coach at North Texas State University from 1973 to 1978 and at Southern Methodist University from 1962 to 1972.  He was named Football Coach of the Year in the Big Ten (1981, 1990, 1991), the Missouri Valley Conference (1973), and the Southwest Conference (1962, 1966 and 1968).  He was on the Board of Advisors of Wilson Sporting Goods; the Board of Trustees of Pop Warner Football; and the American Football Coaches Association and was the 1993 President of the AFCA.  He was President of Hawkeye Marketing Group from 1979 - 1984.  He is a member of the Board of Directors of Berthel Fisher Co and was a member of the Board of Directors of the PPI Group.  He was elected into the College Football Hall of Fame in 2003.

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

Roy E. Ledbetter is retired as President and Chief Executive Officer of Highland Industrial Park, a division of Highland Resources, Inc. in East Camden, Arkansas.  He holds a Bachelor of Science Degree in Education from Southern Arkansas University at Magnolia, a Masters Degree in Education from Henderson State University at Arkadelphia and an AMP from Harvard Business School at Boston.  In 1966, Mr. Ledbetter joined Highland Resources, Inc. and coordinated organization of Southern Arkansas University Technical Branch; was promoted to Division Manager (1972), Vice President and Division Manager (1975), Senior Vice President (1980), and President in 1984.  He is past President of the Camden Chamber of Commerce; was 1977 Camden Jaycee's Man of the Year; was awarded first annual Camden Area Chamber of Commerce Community Service Award in 1983; served on Education Standards Committee of the State of Arkansas.

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

John E. Miller was a member of the State of Arkansas House of Representatives from 1959 to 2000.  He has been self-employed in the insurance, abstract, real estate, heavy construction and farming business for more than 20 years.  He has served on the Board of Directors of Calico Rock Medical Center, Easy K Foundation, National Conference of Christians and Jews, State Advocacy Services, Lions World Services for the Blind, State Board of Easter Seals, Williams Baptist College Board of Trustees and Izard County Chapter of the American Red Cross.

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

Additional information required by this item is incorporated by reference from the Company’s 2010 Proxy Statement for its annual meeting of shareholders scheduled for May 27, 2010 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s 2010 Proxy Statement for its annual meeting of shareholders scheduled for May 27, 2010 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of 5% or more of the Company's voting securities as of December 31, 2009

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class as of December 31, 2008

Common Stock	Wayne E. Ahart	4,712,216	(2)	31.16%
	8017 Cobblestone
	Austin, TX 78735

Common Stock	Barry N. Shamas	2,801,816	(3)	18.53%
	1095 Hidden Hills Dr
	Dripping Springs, TX 78620

Common Stock	C. Don Byrd	1,852,719	(4)	12.25%
	1725 S. 50th Unit 144
	W. Des Moines, IA 50265

Common Stock	Kenneth Tobey	1,161,762		7.68%
	23 Tennyson
	N. Little Rock, AR 72116

(1) To the Company's knowledge, all shares are beneficially owned by, and the sole voting and investment power is held by the persons named, except as otherwise indicated.

(2) This includes 133,290 shares owned directly by Wayne Ahart and Wayne Ahart’s indirect ownership of 1,200,000 shares which are owned by National Iowa Corporation and 686,037 shares which are owned by Arkansas National Corporation. Wayne Ahart controls both National Iowa Corporation and Arkansas National Corporation and votes the shares of the Company’s common stock owned by both corporations. LeRene Ahart, as a shareholder in National Iowa Corporation and Arkansas National Corporation, has an indirect pecuniary interest in 1,200,000 shares of the Company’s common stock owned by National Iowa Corporation and 649,363 shares of the Company’s common stock owned by Arkansas National Corporation. Wayne Ahart has voting control of all 2,400,000 shares of the Company’s common stock owned by National Iowa Corporation and all 2,178,926 shares of the Company’s common stock owned by Arkansas National Corporation plus the 133,290 shares which are owned directly by Wayne Ahart. Consequently, Wayne Ahart has voting control of 4,712,216 (31.16%) shares of the Company’s common stock.

(3) Includes 1,400,000 shares held in the name of Life Industries of Iowa, Inc., and 1,335,171 shares held in the name of Arkansas Industries Corporation, both of which are controlled by Mr. Shamas.

(4) All of Mr. Byrd's shares are subject to a right of first refusal of the Company to acquire said shares on the same terms and conditions as any proposed sale or other transfer by Mr. Byrd.

Security Ownership of Management

The following table sets forth, as of December 31, 2009, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership1		Percent of Class as of December 31, 2008
Common	Wayne E. Ahart	4,712,216	2	31.16%
Common	Richard L Barclay	48,788		0.32%
Common	Ken Barr	7,000		0.05%
Common	Tammy Barr	10,600		0.07%
Common	C. Donald Byrd	1,852,719	3	12.25%
Common	Eugene A. Cernan	37,088		0.25%
Common	Jeffrey A. Drees	18,843		0.12%
Common	Hayden Fry	69,272		0.46%
Common	John Greig	50,102		0.33%
Common	Roy E. Ledbetter	37,088		0.24%
Common	C. James McCormick	13,708		0.09%
Common	John E. Miller	47,111		0.31%
Common	Jerry Ouzts	5,800		0.04%
Common	Pamela C. Randolph	10,905		0.07%
Common	Robert R Rigler	3,295		0.02%
Common	Barry N. Shamas	2,801,816	4	18.53%
Common	Stanley Schoelerman	20,000		0.13%
Common	Kenneth Tobey	1,161,762		7.68%
Common	All Officers and Directors as a group (18 persons)	10,908,113		72.14%

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

ITEM 13. Certain Relationships and Related Transactions and Directors Independence

None

ITEM 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the Company’s 2010 Proxy Statement for its annual meeting of shareholders scheduled for May 27, 2010.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)   1.  Financial Statements
The information required by this section is set forth on pages F-1 to F-22 of this Report which is incorporated herein by reference.

2.  The following financial statement schedule required to be filed by Paragraph (d) of Item 15 of Form 10-K is submitted as a separate section of this report.

Schedule II - Condensed Financial Information of Registrant  F-23 to F-25.

Schedules I and IV have been omitted as all required data are included in the Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        3.  Exhibits

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318.
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2006, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2006.
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2009.

BNL FINANCIAL CORPORATION

/S/ Wayne E. Ahart
By: Wayne E. Ahart, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Wayne E. Ahart		03/25/2010
Wayne E. Ahart	Chairman of the Board, Director (Principal Executive Officer)
/s/ C. Donald Byrd		03/25/2010
C. Donald Byrd	Vice Chairman of the Board and Director
/s/ Kenneth Tobey		03/25/2010
Kenneth Tobey	President and Director
/s/ Barry N. Shamas		03/25/2010
Barry N. Shamas	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ Hayden Fry		03/25/2010
Hayden Fry	Director
/s/ John Greig		03/25/2010
John Greig	Director
/s/ C. James McCormick		03/25/2010
C. James McCormick	Director
/s/ Robert R. Rigler		03/25/2010
Robert R. Rigler	Director
/s/ Stanley Schoelerman		03/25/2010
Stanley Schoelerman	Director
/s/ Cecil Alexander		03/25/2010
Cecil Alexander	Director
/s/ Richard Barclay		03/25/2010
Richard Barclay	Director
/s/ Eugene A. Cernan		03/25/2010
Eugene A. Cernan	Director
/s/ Roy Ledbetter		03/25/2010
Roy Ledbetter	Director
/s/ John E. Miller		03/25/2010
John E. Miller	Director

ANNUAL REPORT ON FORM 10-K
ITEM 15 (a) AND 15 (d)
FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for each of the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

Oklahoma City, Oklahoma                                                                              SMITH, CARNEY & CO., p.c.
March 30, 2010                                                                                                 /s/ Smith, Carney & Co., p.c.

BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,
ASSETS	2009	2008
Cash and cash equivalents	$8,090,103	$4,989,381
Investments in fixed maturities at fair value, Available for Sale (amortized cost $42,000; $446,976, respectively)	146,720	543,925
Investments in fixed maturities at amortized cost, Held to Maturity (fair value $18,423,612; $19,393,473, respectively)	18,358,628	19,597,008
Other long-term investments - (Note 4)	1,180,041	1,224,609
Investment in equity securities, at fair value (cost $711,915, $699,829, respectively)	674,671	429,745
Total Investments, Including Cash and Cash Equivalents	28,450,163	26,784,668

Accrued investment income	128,469	181,522
Leasehold improvements, furniture and equipment, net	835,367	1,048,673
Deferred policy acquisition costs	253,254	283,561
Policy loans	162,395	191,010
Receivable from reinsurer	47,475	46,554
Premiums due and unpaid	967,508	1,113,301
Deferred income tax assets	106,000	97,000
Intangible assets	125,408	131,212
Other assets	292,002	135,282

Total Assets	$31,368,041	$30,012,783

LIABILITIES
Liabilities for future policy benefits	$2,143,273	$2,208,948
Policy claims payable	1,348,590	1,712,140
Annuity deposits	2,505,778	2,523,185
Deferred annuity profits	201,492	231,263
Premium deposit funds	20,547	21,849
Supplementary contracts without life contingencies	36,791	2,782
Advanced and unallocated premium	968,159	1,036,123
Commissions payable	615,455	595,488
Accrued taxes and expenses	406,932	566,809
Bonds payable	1,323,388	1,443,282
Other liabilities	1,066,525	1,062,497
Total Liabilities	10,636,930	11,404,366

SHAREHOLDERS’ EQUITY
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965; shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,725,590	5,748,465
Accumulated other comprehensive income (loss)	36,042	(160,934)
Accumulated surplus	15,092,975	13,032,655
Treasury stock, at cost, 343,194; 256,838; shares, respectively	(432,775)	(321,048)
Total Shareholders' Equity	20,731,111	18,608,417

Total Liabilities and Shareholders' Equity	$31,368,041	$30,012,783

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
Income
Premium income	$41,609,604	$43,456,024	$44,564,173
Net investment income	1,122,698	1,170,901	1,320,614
Marketing fees	25,000	-	198,843
Vision insurance income	2,386,148	2,263,529	1,979,359
Realized gain on debt retirements	27,176	44,370	10,803
Realized gains (losses) on sales or maturities	100,792	16,729	11,128
Realized gains (losses) on other than temporary impairments	(42,280)	(496,446)	-

Total Income	45,229,138	46,455,107	48,084,920

Expenses
Decrease in liability for future policy benefits	(66,596)	(39,268)	(213,867)
Policy benefits and other insurance costs	31,805,555	32,978,610	33,496,995
Amortization of deferred policy acquisition costs	30,308	40,564	16,060
Operating expenses	8,716,583	9,055,261	9,012,950
Taxes, other than on income	1,328,062	1,458,629	1,509,780

Total Expenses	41,813,912	43,493,796	43,821,918

Income from Operations before Income Taxes	3,415,226	2,961,311	4,263,002

Provision for income taxes	597,381	594,839	813,634

Net Income	$2,817,845	$2,366,472	$3,449,368

Net income per common share (basic and diluted)	$0.19	$0.16	$0.22

Weighted average number of fully paid common shares	15,137,299	15,211,961	15,602,725

Net Income (as above)	$2,817,845	$2,366,472	$3,449,368

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of $10,463, ($47,777) and $10,175 of deferred taxes in 2009, 2008 and 2007; respectively)	248,060	(516,795)	65,626
Reclassification adjustment for (gain) loss included in net income	(51,084)	233,229	(11,352)

Other Comprehensive Income (Loss)	196,976	(283,566)	54,274

Comprehensive Income	$3,014,821	$2,082,906	$3,503,642

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Surplus	Income	Stock
Balance, December 31, 2006	17,213,170	$344,264	$7,582,733	$7,977,171	$68,356	$(1,460,020)

Accumulated other comprehensive income	-	-	-	-	54,274	-
Sale of treasury stock	-	-	48,325	-	-	102,995
Purchase of treasury stock	-	-	-	-	-	(789,184)
Stock options exercised	-	-	5,736	-	-	20,494
Retirement of treasury stock	(1,749,205)	(34,985)	(1,885,554)	-	-	1,812,899
Net income	-	-	-	3,449,368	-	-
Balance, December 31, 2007	15,463,965	$309,279	$5,751,240	$11,426,539	$122,630	$(312,816)

Accumulated other comprehensive income	-	-	-	-	(283,566)	-
Purchase of treasury stock	-	-	-	-	-	(20,858)
Stock options exercised	-	-	(2,775)	-	-	12,626
Dividends	-	-	-	(760,356)	-	-
Net income	-	-	-	2,366,472	-	-
Balance, December 31, 2008	15,463,965	$309,279	$5,748,465	$13,032,655	$(160,934)	$(321,048)

Accumulated other comprehensive income	-	-	-	-	196,976	-
Purchase of treasury stock	-	-	-	-	-	(155,352)
Stock options exercised	-	-	(22,875)	-	-	43,625
Dividends	-	-	-	(757,525)	-	-
Net income	-	-	-	2,817,845	-	-
Balance, December 31, 2009	15,463,965	$309,279	$5,725,590	$15,092,975	$36,042	$(432,775)

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$2,817,845	$2,366,472	$3,449,368
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	(61,548)	482,137	(13,677)
Realized (gain) loss on sale of furniture and equipment	3,036	(2,420)	2,549
Realized gain on debt extinguishments	(27,176)	(44,370)	(10,803)
Depreciation	304,625	284,324	381,064
Decrease (increase) in deferred tax asset	(50,000)	(68,602)	40,602
Increase in and amortization of deferred acquisition costs, and bond issuance cost	36,123	46,379	21,875
Accretion of bond premium (discount)	17,529	(11,652)	(11,528)
Change in assets and liabilities:
Decrease in accrued investment income	53,053	38,939	2,833
(Increase) decrease in receivable from reinsurer	(921)	6,829	(563)
(Increase) decrease in premiums due and unpaid	145,793	348,166	(375,364)
Decrease in liability for future policy benefits	(65,675)	(46,097)	(217,804)
Decrease in policy claims payable	(363,550)	(594,149)	(201,837)
Increase (decrease) in annuity deposits and deferred profits	(47,177)	37,743	(107,909)
Decrease in premium deposit funds	(1,301)	(3,469)	(3,140)
Increase (decrease) in advanced and unallocated premium	(67,964)	(1,183,306)	1,344,340
Increase (decrease) in commissions payable	19,967	81,474	(41,145)
Other, (decrease) increase	(319,430)	266,181	(279,162)
Net Cash Provided by Operating Activities	2,393,229	2,004,579	3,979,699

Cash Flows from Investing Activities
Proceeds from sales of investments	-	4,375	129,753
Proceeds from maturity or redemption – Available For Sale	482,964	-	-
Proceeds from maturity or redemption - Held to Maturity Investments	13,340,133	12,002,977	5,623,542
Proceeds from sale of furniture and equipment	2,959	17,000	43,809
Purchase of equity securities	(12,086)	(330,601)	(47,105)
Purchase of furniture, equipment and leasehold improvements	(97,316)	(200,122)	(252,506)
Purchase of fixed maturity securities, Held to Maturity	(12,071,571)	(12,631,782)	(5,605,447)
Other Investments - Line of credit - receipt (advanced)	44,568	40,863	37,755
Net Cash Provided by (Used in) Investing Activities	1,689,651	(1,097,290)	(70,199)

Cash Flows from Financing Activities
Sale of treasury stock	-	-	164,226
Purchase of treasury stock	(155,352)	(16,686)	(780,352)
Dividends to shareholders	(757,525)	(760,358)	-
Net change in supplementary contracts	2,686	28,200	(11,336)
Stock options exercised	20,750	12,875	4,492
Debt extinguishments	(92,717)	(119,922)	(21,605)
Net Cash Used in Financing Activities	(982,158)	(855,891)	(644,575)
Net Increase in Cash and Cash Equivalents	3,100,722	51,398	3,264,925
Cash and Cash Equivalents, Beginning of Period	4,989,381	4,937,983	1,673,058

Cash and Cash Equivalents, End of Period	$8,090,103	$4,989,381	$4,937,983

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

The Company’s principal activity is the sale of individual and group life and accident and health insurance within the United States.    The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $2,000.  See Note 10.  The Company is licensed to sell in 48 states and the District of Columbia as of December 31, 2009.  See Note 2.  Substantially all of the Company's life insurance in force is nonparticipating business.

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

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense.  Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held.  This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which are revised periodically to reflect actual experience.  Increases in the liability account for interest credited to contracts are charged to expense.  The interest rate assumptions ranged from 4.0% to 5.0% during 2009 and 2008.

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

The Company has divided its fixed maturity investments into two classes, “available for sale” and “held to maturity” in accordance with management’s intent in regard to these investments. Investments available for sale may be sold prior to maturity due to changes that might occur in market interest rates, changes in the security’s prepayment risk, the Company’s liquidity needs, and similar factors, including the Company’s asset/liability management strategy.  Investments available for sale are carried at fair value. Unrealized gains and losses resulting from changes in the valuation of fixed maturity securities classified as available for sale are recorded as a component of comprehensive income.

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

Cash equivalents are carried at amortized cost, which approximates fair value.  Cash equivalents represent other short-term securities.  For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. Cash equivalents include money market funds that may be subject to withdrawal restrictions.  No such restrictions were in place at December 31, 2009. The Company made debenture interest payments of $82,317, $97,424 and $78,331 in 2009, 2008 and 2007; respectively.  The Company made cash payments for income taxes of $630,000, $550,000 and $670,000 in 2009, 2008 and 2007, respectively.

Leasehold improvements and furniture and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred.  Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method.  Leasehold improvements are amortized over the lease term.  Accumulated depreciation and amortization totaled $1,353,056 and $1,163,242 at December 31, 2009 and 2008, respectively.  Depreciation and amortization expense was $304,624, $284,324, and $381,064, for the years ended December 31, 2009, 2008 and 2007, respectively.

Other assets include agents’ balances of $66,240 and $59,005 at December 31, 2009 and 2008, respectively, after reduction for allowance of doubtful accounts.  The allowance account had a credit recorded of $2,386, $5,615 and $4,400 in 2009, 2008 and 2007, respectively.

Intangible assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. These assets must be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired.  The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.  No impairment expense was recognized in 2009, 2008 or 2007.  Amortization expense of approximately $5,815 was recorded for each of the years ended December 31, 2009, 2008 and 2007, respectively.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan and the 2002 Nondirector, Nonexecutive Stock Option Plan using the fair value method as required by SFAS No. 123(R).  Under this method the fair value of the options granted is recorded as expense at the date of grant for fully vested instruments.  See Note 9.

In February 2007 the FASB issued SFAS No. 159 (now ASC 820) “The Fair Value Option for Financial Assets and Financial Liabilities.”  ASC 820 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  ASC 820 is effective for fiscal years beginning after November 15, 2007.  Management adopted but did not elect to apply ASC 820 treatment to its financial assets and financial liabilities.  The adoption of ASC 820 did not have a material impact on the consolidated financial position, results from operations or cash flows of the Company.

In June 2007, the FASB issued Interpretation (“FIN”) No. 48, (now ASC 740) “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. ASC 740 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2007. Management has evaluated the impact of adopting ASC 740 on the consolidated financial statements, and the adoption of ASC 740 did not have a material effect on the consolidated financial position, cash flows and results of operations.

In September 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with US GAAP. This guidance is effective for financial statements issued for periods ending after September 15, 2009. The adoption of this Standard did not have a material impact on our financial statements.  References to GAAP in these footnotes are to the FASB Accounting Standards Codification (ASC).

1.  Summary of Significant Accounting Policies (continued)

On April 1, 2009 management adopted FSP FAS 157-4, (now ASC 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP Nos. FAS 115-2 and FAS 124-2, (now ASC 320), “Recognition and Presentation of Other-Than-Temporary Impairments”; and FSP No. FAS 107-1 and APB 28-1, (now ASC 825), “Interim Disclosures about Fair Value of Financial Instruments.” These staff positions provided guidance on fair value measurements, impairments, and disclosures. Adoption of these staff positions did not have a material impact on the financial statements. See Note 4 for a discussion of fair value measurements.

In May 2009, the FASB issued SFAS No. 165, (now ASC 855), “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Management adopted this guidance during the second quarter of 2009. The adoption of this Standard did not have a material impact on the financial statements.

Net gain per share is based on net gain divided by the weighted average number of shares.

2.  Shareholders' Equity

In 2009 the Company purchased 123,855 shares of its common stock for $155,352 and in 2008 the Company purchased 16,686 shares of its common stock for $20,858 from its shareholders.  During 2007, the Company made cash offers to shareholders for the purchase of stock.  This offering resulted in stock purchases amounting to $789,214 for 611,214 shares.  In order to purchase company common stock, the Company was required to file a Schedule TO in 2007 with the Securities and Exchange Commission.  Included in the cost of the Treasury Stock purchased in 2007 is $35,000, which represents a portion of the cost to complete the TO filings.  The Company retired 1,749,205 treasury shares during the fourth quarter of 2007.

At December 31, 2009 and 2008, shareholders' equity includes approximately $20,580,513 and $18,323,659, respectively, of BNLAC net assets.  The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year.  In 2009 BNLAC paid the Company $800,000 of ordinary dividends which were used to pay dividends to the Company’s shareholders.  BNLAC paid the Company $1,300,000 of ordinary dividends in 2008, of which approximately $760,000 was used to pay dividends to the Company’s shareholders and the balance for operating expenses.  In 2007 BNLAC paid the Company $1,000,000 in ordinary dividends which were used to purchase the Company’s common stock and for operating expenses.  BNLAC paid dividends of $800,000, $1,300,000 and $1,000,000 to the Company in 2009, 2008 and 2007, respectively.

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

Capital and surplus and net income of BNLAC as reported on a statutory basis are as follows:

	December 31,
	2009	2008	2007

Capital and Surplus	$19,129,993	$16,964,513	$15,834,458

Net Income	$2,733,185	$2,630,151	$3,350,129

The following is a reconciliation of consolidated net income and shareholders’ equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

2.  Shareholders' Equity (continued)

	December 31, 2009		December 31, 2008		December 31, 2007
	Income	Capital and Surplus	Income	Capital and Surplus	Income	Capital and Surplus
Consolidated reporting under
generally accepted accounting principles	$2,817,845	$20,731,111	$2,366,472	$18,608,417	$3,449,368	$17,296,873
Attributable to Parent Company	(44,533)	150,598	(267,204)	284,758	14,075	21,701

Brokers National Life Assurance Company	2,862,378	20,580,513	2,633,676	18,323,659	3,435,293	17,275,172

Deferred acquisition costs	30,308	(253,254)	40,564	(283,561)	16,062	(324,125)
Reserve and premium adjustments	(15,698)	209,877	11,899	206,302	(113,047)	201,923
Interest maintenance reserve/AVR	(36,511)	(608,509)	22,322	(426,376)	26,619	(612,140)
Unrealized appreciation of securities	-	(46,334)	-	(270,084)	-	161,767
Annuity deposits and related adjustments	(66,258)	201,492	21,896	231,263	(35,230)	253,159
Income tax credit	(53,000)	30,000	(59,000)	10,000	25,000	106,000
Other	11,966	(983,792)	(41,206)	(826,690)	(4,568)	(1,227,299)

BNLAC Statutory Basis	$2,733,185	$19,129,993	$2,630,151	$16,964,513	$3,350,129	$15,834,457

3.  Income Taxes

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 (now ASC 740), “Accounting for Income Taxes,” which prescribes the liability method of accounting for deferred income taxes.  Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities.  Changes in future tax rates will result in immediate adjustments to deferred taxes.   The Company and its Subsidiaries file consolidated income tax returns.

At December 31, 2009 and 2008, respectively, the Company had gross deferred tax assets of $1,037,858 and $1,067,931 with corresponding valuation allowances of $683,058 and $701,414, and gross deferred tax liabilities of $248,800 and $269,517, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover.  The resulting net deferred tax asset at December 31, 2009 is $106,000 compared to a deferred tax asset of $97,000 at December 31, 2008.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2009	2008	2007

Current tax provisions	$647,381	$663,441	$773,033
Deferred tax provision	(50,000)	(68,602)	40,602

Total income tax provision	$597,381	$594,839	$813,634

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

3.  Income Taxes (continued)

	2009	2008	2007

Book income before tax	$3,415,226	$2,961,311	$4,263,002

Income tax computed at statutory rate (34%)	$1,161,177	$1,006,845	$1,449,421
Valuation allowance for AMT credit	10,770	(17,000)	(85,000)
Revision of valuation allowance	18,356	94,052	173,923
Rate differential	(592,922)	(489,058)	(724,710)

Total income tax provision	$597,381	$594,839	$813,634

The Company has net operating loss carry forwards for income tax purposes at December 31, 2009 as follows:

Expiring	NOL

2010	$186,000
2011	66,000
2012	193,000
2018	105,000
2019	70,000
2020	65,000
2028	31,000

$716,000

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$6,735,952	$40,338	$75,870	$6,700,420
Corporate securities	3,741,414	156,296	175,440	3,722,270
Mortgage-backed securities GNMA & FNMA CMO	7,881,262	167,694	48,034	8,000,922

Totals	$18,358,628	$364,328	$299,344	$18,423,612
Portfolio Designated “Available for Sale” (Note 1) December 31, 2009
Corporate securities	$42,000	$104,720	$-	$146,720

Totals	$42,000	$104,720	$-	$146,720

4.  Investments (continued)

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$11,236,009	$73,390	$46,229	$11,263,170
Corporate securities	4,120,927	44,631	388,256	3,777,302
Mortgage-backed securities GNMA and FNMA CMO	4,240,072	114,955	2,026	4,353,001

Totals	$19,597,008	$232,976	$436,511	$19,393,473
Portfolio Designated “Available for Sale” (Note 1) December 31, 2008
US Treasury securities and obligations of US government corporations and agencies	$402,976	$101,449	$2,500	$501,925
Corporate securities	42,000	-	-	42,000

Totals	$444,976	$101,449	$2,500	$543,925

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity		Available for Sale
	December 31, 2009		December 31, 2009
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$1,054,353	$1,071,855	$-	$-
Due after one year through five years	4,564,407	4,567,839	-	-
Due after five years through ten years	1,719,010	1,677,579	-	-
Due after ten years	3,139,596	3,105,417	42,000	146,720
	10,477,366	10,422,690	42,000	146,720

Mortgage-backed securities	7,881,262	8,000,922	-	-

	$18,358,628	$18,423,612	$42,000	$146,720

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2009, 2008 and 2007 were $13,823,097, $12,002,977, and $5,774,799 respectively.  Gross gains were $103,828, $10,863 and $13,677 and gross losses were $0, $0 and $0 as of December 31, 2009, 2008 and 2007, respectively.

Included on the balance sheet in Accumulated Other Comprehensive Income are gross unrealized gains of $238,141, $101,449 and $240,686 and gross unrealized losses of $170,665, $432,245 and $70,437 as on December 31, 2009, 2008 and 2007, respectively.  No other than temporary impairments of “Held to Maturity” investments are recognized in accumulated other comprehensive income.

4.  Investments (continued)

Investment in equity securities at December 31, 2009 and 2008 represents common and preferred stock investments as follows:

	2009		2008
	Cost	Market Value	Cost	Market Value

Banks, trusts and insurance companies	$93,269	$41,901	$81,183	$35,410
Industrial, savings and loans and other	618,646	632,770	618,646	394,335

	$711,915	$674,671	$699,829	$429,745

Net investment income for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Interest on debt securities and cash investments	$1,127,883	$1,174,759	$1,325,720
Dividends on equity securities	12,309	11,989	6,215

	1,140,192	1,186,748	1,331,935
Investment expenses	(17,494)	(15,847)	(11,321)

Net Investment Income	$1,122,698	$1,170,901	$1,320,614

Net realized gains and losses are summarized below:

	2009	2008	2007

Debt securities	$70,402	$(482,137)	$-
Equity securities	(8,854)	-	13,677
Fixed assets	(3,036)	2,420	(2,549)

	$58,512	$(479,717)	$11,128

Other long-term investments of $1,180,041 and $1,224,609 in 2009 and 2008 respectively, consists of, in part, a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”), originally dated July 25, 2001.  The loan bears interest at a rate of 14% and the maturity of the Debenture was August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, and the total principal amount is $1,357,407.

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

In the third quarter of 2009, the Company recognized an other than temporary impairment on its $100,000 Cit Group Inc. bond, for a realized loss of $42,280.  Cit Group, Inc. filed for chapter 11 bankruptcy on November 1, 2009.  CIT Group, Inc. redeemed this bond for other bonds and equity securities prior to December 31, 2009.

4.  Investments (continued)

The Company’s policy for recognizing interest income on the impaired debenture is to recognize interest under the stated loan terms.  Interest on the debentures is and has been current.

The average recorded investment on impaired debenture during the period ended December 31, 2009 was $1,152,825.  Interest income recognized in 2009 on the impaired debenture was $190,037.

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

Other long-term investments also include an operating line of credit agreement in the amount of $27,215 and $71,784 in 2009 and 2008, respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2011.  The line of credit is at 8.00% with interest and principal payable monthly to BNLAC.

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of policyholders as a condition of doing business in certain states.  The carrying values of these investment deposits are approximately $4,601,528 and $4,738,000 as of December 31, 2009 and 2008, respectively.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in Fixed Maturities, Held to Maturity
US Treasury securities and obligations of US government corporations and agencies	$4,617,551	$72,895	$497,025	$2,975	$5,114,576	$75,870
Corporate securities	-	-	424,560	175,440	424,560	175,440
Mortgage-backed securities GNMA and FNMA CMO	3,112,077	48,009	14,022	25	3,126,099	48,034
Totals	$7,729,628	$120,904	$935,607	$178,440	$8,665,235	$299,344

4.  Investments (continued)

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other Long-Term Investments	$-	$-	$742,448	$410,377	$742,448	$410,377
Totals	$-	$-	$742,448	$410,377	$742,448	$410,377

Equity Securities	$-	$-	$219,110	$170,665	$219,110	$170,665
Totals	$-	$-	$219,110	$170,665	$219,110	$170,665

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at December 31, 2009.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Corporate Bonds

The table below discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds December 31, 2009	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
MBIA	BB+	$200,000	$110,000	$90,000
American General Finance	BB+	200,000	61,400	138,600

Totals		$400,000	$171,400	$228,600

The corporate bonds with unrealized losses in the table are primarily insurance and financial corporations that have had their fair value reduced due to the significant economic problems world wide.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at December 31, 2009.

In the third quarter of 2009 the Company wrote down its $100,000 CIT Group, Inc. bond to $57,720, for a realized loss of $42,280.  The $57,720 was the market value of the bonds at September 30, 2009 as determined by BOSC, the Company’s investment banker.  Cit Group, Inc. filed for chapter 11 bankruptcy on November 1, 2009.

4.  Investments (continued)

Marketable Equity Securities.

The table below discloses the Company’s unrealized losses on marketable equity securities.

Equity Securities December 31, 2009	Cost	Gross Unrealized Losses	Estimated Market Value
Garmin LTD	$220,322	$112,872	$107,450
Treaty Oak Bank	50,813	31,293	19,520
Regions Financial Corporation	30,370	25,080	5,290
British Petroleum	88,270	1,420	86,850

Totals	$389,775	$170,665	$219,110

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $112,872, which is approximately a 51% decrease in value. Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin remains profitable in 2009, and the decrease in the stock’s fair value was due to the challenging economic environment in 2008 and 2009.  Treaty Oak Bank is a small local bank that has not been in business long.  The banks stock price decreased due to problem commercial loans.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at December 31, 2009.

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

5.  Fair Value of Financial Instruments (continued)
The table below presents the balances of assets measured at fair value on a recurring basis, as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
Fixed Maturities , held to maturity	$-	$18,333,612	$90,000	$18,423,612
Fixed maturities, available for sale	-	146,720	-	146,720
Equity securities, available for sale	674,671	-	-	674,671
Other long term investments	-	-	769,663	769,663
Cash and cash equivalents	4,398,895	3,691,208	-	8,090,103

Total assets	$5,073,566	$22,171,540	$859,663	$28,104,769

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2009 to December 31, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2008.

	Other Long-term Investments	Fixed Maturity	Total
Fair value, beginning of period	$951,436	$-	$951,436
Other than temporary decline in fair value:
Included in Net Income	-	-	-
Included in other comprehensive income	-	-	-
Purchases, sales, issuances and settlements	(44,569)	-	(44,569)
Investment reclassified to Level 3	-	110,000	110,000
Temporary decline in fair value	(137,204)	(20,000)	(157,204)

Fair value, end of period	$769,663	$90,000	$859,663

Unrealized losses for the period relating to those Level 3 assets that were held by the Company at the end of the period were $430,377.

	2009			2008
	Carrying	Fair		Carrying	Fair
Assets	Amount	Value		Amount	Value

Cash and Cash Equivalents
(Note 1)	$8,090,103	$8,090,103	(a)	$4,989,381	$4,989,381	(a)
Investments-fixed maturity, available for sale (Note 4 & Note 1)	146,720	146,720	(b)	543,925	543,925	(b)
Investments-fixed maturity, held to maturity (Note 4 & Note 1)	18,358,628	18,423,612	(b)	19,597,008	19,393,473	(b)
Investments –equity securities
(Note 4 & Note 1)	674,671	674,671	(b)	429,745	429,745	(b)
Other long term investments (Note 4)	1,180,041	769,663	(b)	1,224,609	951,436	(b)
Other financial instruments-Assets	357,284	357,284	(a)	431,537	431,537	(a)

Total financial instruments-Assets	$28,807,447	$28,462,053		$27,216,205	$26,739,497

Liabilities

Premium deposit funds	$20,547	$20,547	(a)	$21,849	$21,849	(a)
Bonds payable	1,323,388	1,323,388	(a)	1,443,282	1,443,282	(a)
Supplementary contracts without life contingencies
(Note 1)	36,791	36,791	(a)	2,782	2,782	(a)
Annuity deposits
(Note 1)	2,505,778	2,505,778	(a)	2,523,185	2,523,185	(a)

Total financial instruments-Liabilities	$3,886,504	$3,886,504		$3,991,098	$3,991,098

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described here-in.

6.  Commitments and Contingencies

The balance of Bonds Payable was $1,323,388 and $1,443,282 at December 31, 2009 and 2008 respectively.  The bonds were issued in conjunction with a settlement with certain shareholders in 2001.  The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

In 2009, 2008 and 2007, the Company made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $119,894, $164,294 and $32,408 in 2009, 2008 and 2007; respectively.  Gains from early extinguishments of the debt were $27,176, $44,370 and $10,803 in 2009, 2008 and 2007; respectively.

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

The Company has entered into noncancelable operating leases for office space and equipment.  Future minimum payments under the leases are as follows:

2010	$370,000
2011	368,000
2012	379,000
2013	226,000
2014	-

Total	$1,343,000

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements are being amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $284,000 for 2009 and $317,000 in 2008.

Related lease cost incurred for the years ended December 31, 2009, 2008 and 2007 was $337,000, $358,000, and $389,000. respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments.  Such assessments result from liquidation of troubled insurers by state regulators.  The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts.  Cash deposits in excess of federally insured limits are approximately $794,000 at December 31, 2009.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7.  Liability for Unpaid Claims

Activity in the liability for accident and health unpaid claims net of reinsurance is summarized as follows.

	2009	2008	2007
Balance at January 1	$1,714,565	$2,306,594	$2,517,366
Less reinsurance recoverable	2,425	306	9,241
Net Balance at January 1	1,712,140	2,306,288	2,508,125

Incurred related to:
Current year	25,966,203	27,310,819	27,850,499
Prior years	(223,847)	(510,993)	(571,329)
Total Incurred	25,742,356	26,799,826	27,279,170

Paid related to:
Current year	24,686,289	25,596,254	25,553,705
Prior years	1,417,721	1,795,295	1,926,996
Total Paid	26,104,010	27,391,549	27,480,701

Net Balance at December 31	1,348,590	1,712,140	2,306,288
Plus reinsurance recoverable	1,896	2,425	306
Balance at December 31	$1,350,486	$1,714,565	$2,306,594

The activity summary in the liability for unpaid accident and health claims net of reinsurance shows that claims liabilities were overstated by $223,847, $510,993 and $571,329 for the years ended December 31, 2008, 2007 and 2006, respectively.  Such liability adjustments, which affected current operations during 2009, 2008 and 2007 respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid accident and health claims.  Included in the unpaid accident and health claims are an estimate of claim adjustment expenses of $78,335, $118,763 and $121,491 in 2008, 2007 and 2006, respectively.  Netting out claim adjustment expenses would make accident and health liabilities overstated in 2009, 2008 and 2007 by $145,512, $392,230 and $449,838; respectively.

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

In 2009 and 2008, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2009.

In 2009 and 2008, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2009.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its group life, group accidental death and dismemberment and accidental death and dismemberment without group life plans effective January 1, 2008 whereby Hannover accepts 90% of the risk up to a maximum of $100,000 per life on AD&D and $75,000 on group life.   Hannover was rated “A” (Excellent) by AM Best Company for 2009.

8.  Reinsurance (continued)

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier effective January 1, 2007. The Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis, 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.  Hannover was rated “A” (Excellent) by AM Best ..

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A-“ (Excellent) by AM Best Company for 2009.

Group and individual dental is not reinsured due to the economics of the dental insurance business and the small annual maximum liability per policy.

Following is a summary of reinsurance for December 31, 2009, 2008 and 2007:

December 31, 2009	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
Life insurance in force (in thousands)	$30,657	$10,933	$-	$19,724	0.0%

Premiums-life & annuity insurance	$305,978	$78,329	$-	$227,649	0.0%
Premiums-accident and health	41,916,448	93,423	-	41,823,025	0.0%
Total insurance premiums	$42,222,426	$171,752	$-	$42,050,674	0.0%

December 31, 2008
Life insurance in force (in thousands)	$33,696	$11,111	$-	$22,585	0.0%

Premiums-life & annuity insurance	$330,934	$56,256	$-	$274,678	0.0%
Premiums-accident and health	43,693,176	94,706	-	43,598,470	0.0%
Total insurance premiums	$44,024,110	$150,962	$-	$43,873,148	0.0%

December 31, 2007
Life insurance in force (in thousands)	$43,879	$14,074	$-	$29,805	0.0%

Premiums-life & annuity insurance	$348,714	$62,805	$-	$285,909	0.0%
Premiums-accident and health	44,383,582	87,334	-	44,296,248	0.0%
Total insurance premiums	$44,732,296	$150,139	$-	$44,582,157	0.0%

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

9. Benefit Plans for Certain Brokers/Agents and Employees (continued)

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  The Company granted options for 116,000 shares prior to 2005.  No options were granted in 2009, 2008 and 2007.  The fair value of any options granted is estimated using a binomial method as prescribed in ASC 205.  There were 55,550 options outstanding at December 31, 2009.  The estimated weighted average remaining life of the options is 3.6 years and weighted average exercise price is $.69.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1 of the financial statements.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for monthly payment of cash bonuses based on 12% of consolidated pre-tax operating income. Bonus expense was $409,828, $355,359 and $511,562 under this plan for 2009, 2008 and 2007, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of service are eligible to contribute.  Employer contributions are discretionary.  The Company contributed $66,566, $65,896 and $64,795 in 2009, 2008 and 2007, respectively.

10.  Concentrations

The majority of the Company’s premium income and gross income continues to be generated by the dental insurance products.  This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance.   See Note 1.  The Company has no distinctly reportable business segments.

11.  Change in Accounting Estimate

Based on claims experience in 2009 and 2008, the estimate of claims liability at December 31, 2008 was overstated by approximately $146,000 and $390,000 at December 2007 as described in Note 7.  The change in estimate of this liability has contributed a corresponding decrease in claims expense in 2009 and 2008.

12.  Subsequent Events

In the second quarter of 2009 management adopted ASC 855 and has evaluated subsequent events through March 30, 2010, the date of issuance of the 10-K.  In the first quarter of 2010, the board of directors voted to pay a $.10 dividend per share to its shareholders of record as of January 29, 2010, which  required approximately $1,513,000 of funding.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010. Management anticipates that these laws and the regulations to be promulgated thereunder will have an impact, possibly adverse, on the Company and its financial condition.  Management is and will continually be evaluating any such impact.

13. Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

	Quarter Ended
2009	March 31	June 30	September 30	December 31

Premium Income	$10,545,125	$10,395,720	$10,266,460	$10,402,299
Net Investment Income	296,732	310,613	244,311	271,042
Vision Insurance Income	601,519	587,522	600,993	596,114
Marketing fees	-	-	-	25,000
Realized Gains (Losses)	12,165	6,514	41,823	25,186
Expenses	(10,689,848)	(10,888,639)	(10,590,651)	(10,242,155)

Net Income	$765,693	$411,730	$562,936	$1,077,486

Earnings Per Share (Basic and Diluted)	$0.05	$0.03	$0.04	$0.07

Comprehensive Income	$783,425	$466,922	$655,973	$1,108,501

	Quarter Ended
2008	March 31	June 30	September 30	December 31

Premium Income	$11,142,672	$10,983,178	$10,737,738	$10,592,435
Net Investment Income	311,778	257,827	276,786	324,510
Vision Insurance Income	627,551	522,722	550,992	562,264
Realized Gains (Losses)	18,650	(199,354)	(104,212)	(150,430)
Expenses	(11,349,162)	(11,095,119)	(11,092,925)	(10,551,428)
Net Income	$751,489	$469,254	$368,379	$777,351
Earnings Per Share (Basic and Diluted)	$0.05	$0.03	$0.02	$0.06
Comprehensive Income	$618,237	$429,286	$255,798	$779,585

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Balance Sheets

	2009	2008
Assets
Cash and cash equivalents	$242,259	$298,508
Investments, at fair value	-	197,500
Total Investments, Including Cash and Cash Equivalents	242,259	496,008

Accrued investment income	7,809	10,630
Loan to EBI	1,152,825	1,152,825
Investment in Unconsolidated Subsidiaries at equity (eliminated in consolidated statements)	20,580,514	18,323,660
Income tax asset	28,000	31,000
Other assets	117,514	142,608

Total Assets	$22,128,921	$20,156,731

Liabilities
Bonds payable	$1,323,388	$1,443,282
Other liabilities	74,423	105,032
Total Liabilities	1,397,811	1,548,314

Shareholders' Equity

Common stock, $.02 stated value, 45,000,000 shares authorized; 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,725,590	5,748,465
Retained earnings	15,092,975	13,032,655
Treasury stock, at cost, 343,194; 256,839 shares, respectively	(432,775)	(321,048)
Unrealized appreciation of securities	36,041	(160,934)
Total Shareholders' Equity	20,731,110	18,608,417

Total Liabilities and Shareholders’ Equity	$22,128,921	$20,156,731

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statement of Operations

	2009	2008	2007
Income
Net investment income	$193,621	$206,082	$204,656
Marketing fees	25,000	-	198,843
Realized gain on debt extinguishment	27,176	44,370	10,803
Realized gains (losses)	-	(201,135)	-
Total Income	245,797	49,317	414,302

Expenses
General and administrative	205,013	232,064	259,888
Interest expense	82,317	93,959	124,738
Total Expenses	287,330	326,023	384,626

Income from operations before income taxes	(41,534)	(276,706)	29,676
Provision for income taxes	3,000	(9,502)	15,601

Net income before equity in undistributed income of subsidiaries	(44,534)	(267,204)	14,075
Equity in undistributed income of subsidiaries	2,862,379	2,633,676	3,435,293

Net Income	$2,817,845	$2,366,472	$3,449,368

Net Income Per Common Share (Basic and Diluted)	$.19	$.16	$.22

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statements of Cash Flows

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$2,817,845	$2,366,472	$3,449,368
Adjustments to compute cash provided by operating activities	(2,934,999)	(2,495,882)	(3,491,331)
Net Cash Provided (Used) by Operating Activities	(117,154)	(129,410)	(41,963)

Cash Flows from Investing Activities
Proceeds from sales of investments	200,000	-	-
Dividend from subsidiary	800,000	1,300,000	1,000,000
Net Cash Provided by Investing Activities	1,000,000	1,300,000	1,000,000

Cash Flows from Financing Activities
Purchase of treasury stock	(155,352)	(20,858)	(789,184)
Sale of treasury stock	-	-	102,995
Dividends	(757,525)	(760,356)	-
Stock options exercised	66,499	15,401	20,494
Payments on long term debt	-	(50,687)	(270,094)
Debt extinguishments	(92,717)	(119,924)	(32,408)
Net Cash Provided (Used) by Financing Activities	$(939,095)	$(936,424)	$(968,197)
Net Increase (Decrease) in Cash and Cash Equivalents	(56,249)	234,166	(10,160)

Cash and Cash Equivalents, Beginning of Period	298,508	64,342	74,502

Cash and Cash Equivalents, End of Period	$242,259	$298,508	$64,342