Form 10-Q
period 2010-03-31
BNL FINANCIAL CORP
filed 2010-05-14
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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
Yes  ❒           No ☒

As of March 31, 2010, the Registrant had 15,174,899 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2010 and the related Consolidated Statements of Income and Comprehensive Income for the three-month periods ended March 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2009 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated March 30, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

        /s/ Smith, Carney & Co.
Oklahoma City,  Oklahoma                                                                                         SMITH, CARNEY & CO., p.c.
May 14, 2010

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010 (Unaudited)	2009 (Audited)
Cash and cash equivalents	$7,304,421	$8,090,103
Investment in fixed maturities, at fair value Available for Sale (amortized cost $42,000)	168,000	146,720
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $18,667,151; $18,423,612, respectively)	18,447,084	18,358,628
Other long-term investments (fair value $722,585, $769,663)	1,168,404	1,180,041
Investment in equity securities (cost $711,915)	708,273	674,671
Total Investments, Including Cash and Cash Equivalents	27,796,182	28,450,163

Accrued investment income	171,870	128,469
Furniture and equipment, net	796,631	835,367
Deferred policy acquisition costs	253,061	253,254
Policy loans	151,483	162,395
Receivable from reinsurer	47,475	47,475
Premiums due and unpaid	949,489	967,508
Income tax assets	87,000	106,000
Intangible assets	123,954	125,408
Other assets	147,097	292,002
Total Assets	$30,524,242	$31,368,041

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,084,978	$2,143,273
Policy claims payable	1,401,003	1,348,590
Annuity deposits	2,476,093	2,505,778
Deferred annuity profits	198,298	201,492
Premium deposit funds	17,782	20,547
Supplementary contracts without life contingencies	35,130	36,791
Advanced and unallocated premium	1,038,945	968,159
Commissions payable	651,005	615,455
Accrued taxes and expenses	304,063	406,932
Bonds payable	1,325,008	1,323,388
Other liabilities	1,085,578	1,066,525
Total Liabilities	10,617,883	10,636,930

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,709,216	5,725,590
Accumulated other comprehensive income	55,272	36,042
Accumulated surplus	14,267,862	15,092,975
Treasury stock, at cost, 343,982; 343,194 shares, respectively	(435,270)	(432,775)
Total Shareholders' Equity	19,906,359	20,731,111
Total Liabilities and Shareholders' Equity	$30,524,242	$31,368,041

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)
Income:
Premium income	$10,133,970	$10,545,125
Vision insurance income	582,883	601,519
Net investment income	258,253	296,732
Realized gains (losses) on debt retirement	(324)	11,968
Realized gains	-	197

Total Income	10,974,782	11,455,541

Expenses:
Liability for future policy benefits expense	(58,295)	(43,264)
Policy benefits and other insurance costs	7,760,598	8,053,413
Amortization of deferred policy acquisition costs	194	(3,983)
Operating expenses	2,049,509	2,098,156
Taxes, other than income, fees and assessments	403,632	422,087

Total Expenses	10,155,638	10,526,409

Income from Operations before Income Taxes	819,144	929,132

Provision for income taxes	131,000	163,439

Net Income	$688,144	$765,693

Net income per common share (basic and diluted)	$0.05	$0.05

Weighted average number of fully paid common shares	15,128,074	15,199,069

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain arising during period (net of tax)	$19,230	$17,895
Reclassification adjustment for loss included in net income	-	(163)

Other Comprehensive Income	19,230	17,732

Comprehensive Income	$707,374	$783,425

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)

Cash flows from operating activities:
Net income	$688,144	$765,693
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	-	(197)
Realized (gain) loss on debt retirement	324	(11,968)
Decrease in deferred tax asset	(17,000)	(7,000)
Depreciation	63,578	63,519
Amortization of deferred acquisition costs, and intangibles	1,647	(2,529)
Accretion of bond discount	7,585	4,968
Change in assets and liabilities:
Increase in accrued investment income	(43,401)	(51,479)
Decrease in premiums due and unpaid	18,019	84,252
Increase (decrease) in liability for future policy benefits	(58,295)	43,264
Increase (decrease) in policy claims payable	52,413	(41,528)
Increase (decrease) in annuity deposits and deferred profits	(32,879)	66,279
Increase (decrease) in premium deposit funds	(2,765)	86
Increase in advanced and unallocated premium	70,786	327,195
Increase in commissions payable	35,550	55,830
Other, increase (decrease)	72,215	(52,743)
Net Cash Provided By Operating Activities	855,921	1,243,642

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	1,355,400	1,676,648
Purchase of furniture and equipment	(24,873)	-
Purchase of fixed maturity securities - Held to Maturity Investments	(1,450,000)	(2,863,104)
Other investments – Line of credit payments received	11,638	10,757
Net Cash Used In Investing Activities	(107,835)	(1,175,699)

Cash flows from financing activities:
Net payments on supplementary contracts	(1,661)	(765)
Purchase of treasury stock	(34,370)	(40,285)
Dividends to shareholders	(1,513,257)	-
Bonds payable purchased	(32,731)	(20,439)
Exercised stock options	48,251	-
Net Cash Used In Financing Activities	(1,533,768)	(61,489)
Net Increase (Decrease) in Cash and Cash Equivalents	(785,682)	6,454
Cash And Cash Equivalents, Beginning Of Period	8,090,103	4,989,381
Cash And Cash Equivalents, End Of Period	$7,304,421	$4,995,835

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2010 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the period ended March 31, 2010.  All such adjustments are of a normal and recurring nature.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Commission, for financial statements for the year ended December 31, 2009, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

2.  Change in Accounting Estimate

The group dental claims loss ratio was 62.41% during the first three months of 2010 compared to 61.86% for the same period in 2009.  The claims liability at December 31, 2009 was under estimated by approximately $10,000, which had the effect of increasing claims expense in 2010 in accordance with the ASC 250-10 requirements regarding accounting for a change in estimate.  The under estimation of claims liability at December 31, 2009 resulted in an decrease in net income of approximately $8,300, net of tax, for the three months ended March 31, 2010.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$7,093,078	$51,630	$12,528	$7,132,180
Corporate securities	3,742,502	158,367	135,540	3,765,329
Mortgage-backed securities GNMA and FNMA CMO	7,611,504	197,589	39,451	7,769,642

Totals	$18,447,084	$407,585	$187,518	$18,667,151
Portfolio Designated “Available for Sale” March 31, 2010
Corporate securities	$42,000	$126,000	$-	$168,000

Totals	$42,000	$126,000	$-	$168,000

The amortized cost and estimated fair value of investments in fixed maturity securities at March 31, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity March 31, 2010		Available for Sale March 31, 2010
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$1,054,353	$1,066,340	$-	$-
Due after one year through five years	4,809,673	4,863,719	-	-
Due after five years through ten years	1,874,832	1,857,216	-	-
Due after ten years	3,096,722	3,110,234	42,000	168,000
	10,835,580	10,897,509	42,000	168,000

Mortgage-backed securities	7,611,504	7,769,642	-	-

	$18,447,084	$18,667,151	$42,000	$168,000

Proceeds from sales and maturities of investments in fixed maturity securities, and equity securities for the three month period ended March 31, 2010 and 2009 were $1,355,400 and $1,676,648 respectively.  Gross gains were $0 and $197 and gross losses were $0 and $0 as of March 31, 2010 and 2009, respectively.

Investment in equity securities at March 31, 2010 represents common stock investments as follows:

	2010
	Cost	Market Value
Banks, trusts and Insurance companies	$81,183	$27,675
Industrial and other	630,732	680,598

	$711,915	$708,273

Other long-term investments of $1,168,404 consist of, in part, a $1,152,825 convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”).  The original loan, dated July 25, 2001, was $1,357,407 at 14% interest.  Monthly principal payments were scheduled to begin on September 15, 2008 with a maturity date of August 15, 2015.  On July 14, 2008, the Company and EBI amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.

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

The Company’s policy for recognizing interest income on impaired investments is to recognize interest under the stated loan terms.  Interest on the investment is and has been current.

The average book value on impaired investments during the period ended March 31, 2010 was $1,240,459.  Interest income recognized in 2010 on the impaired investments was $55,330.

Activity in the allowance for credit losses is as follows:

2010
Beginning Balance	$246,862
Additions charged to operations	-
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$246,862

There was no other than temporary impairment recognized in 2010 other than the credit losses recognized above and therefore no other than temporary impairment included in accumulated other comprehensive income.

Other long-term investments also include an operating line of credit agreement in the amount of $15,579. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in Fixed Maturities, Held to Maturity
US Treasury securities and obligations of US government corporations and agencies	$1,190,848	$9,153	$246,625	$3,375	$1,437,473	$12,528
Corporate securities	-	-	714,460	135,540	714,460	135,540
Mortgage-backed securities GNMA and FNMA CMO	1,917,743	38,985	224,155	466	2,141,898	39,451
Totals	$3,108,591	$48,138	$1,185,240	$139,381	$4,293,831	$187,519

Other Long-Term Investments	$-	$-	$707,005	$445,819	$707,005	$445,819
Totals	$-	$-	$707,005	$445,819	$707,005	$445,819

Equity Securities	$-	$-	$257,018	$159,733	$257,018	$159,733
Totals	$-	$-	$257,018	$159,733	$257,018	$159,733

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at March 31, 2010.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Corporate Bonds

The following table discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds March 31, 2010	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
American General Finance	BB+	$200,000	$43,320	$158,680
MBIA	BB+	200,000	82,480	117,520
Prudential	A-	150,000	5,400	144,600

Totals		$550,000	$131,200	$420,800

The corporate bonds with unrealized losses in the table are primarily insurance and financial corporations that have had their fair value reduced due to the significant economic problems world wide.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at March 31, 2010.

Marketable Equity Securities

The table below discloses the unrealized losses on the Company’s marketable equity securities.

Equity Securities March 31, 2010	Cost	Gross Unrealized Gains (Losses)	Estimated Market Value
Garmin LTD	$220,322	$(85,117)	$135,205
Treaty Oak Bank	50,813	(30,988)	19,825
Regions Financial Corporation	30,370	(22,520)	7,850
International Assets	27,282	(18,444)	8,838
British Petroleum	88,270	(2,664)	85,606

Totals	$417,057	$(159,733)	$257,324

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $85,117, which compares to an unrealized loss of $112,872 at December 31, 2009.  Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin was profitable in 2009, and the decrease in the stock’s fair value was due to the challenging economic environment in 2008 and 2009.  Treaty Oak Bank is a small local bank that has not been in business long.  The banks stock price decreased due to problem commercial loans.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at March 31, 2010.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2010.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities
Equity Securities - Banks	$27,762	$-	$-	$27,762
Equity Securities - Industrial and Other	680,511			680,511
Total Trading Securities	$708,273	$-	$-	$708,273

Fixed Maturity, Available for Sale – Corporate	$-	$168,000	$-	$168,000
Total Fixed Maturity, Available for Sale	$-	$168,000	$-	$168,000

Fixed Maturities, Held to Maturity
US Treasury Securities and Obligations of US Government Corporations and Agencies	$-	$7,132,180	$-	$7,132,180
Corporate Securities	-	3,647,809	117,520	3,765,329
Mortgage-Backed Securities GNMA and FNMA CMO	-	7,769,642	-	7,769,642
Total Fixed Maturities, Held to Maturity	$-	$18,549,631	$117,520	$18,667,151

Other Long Term Investments	-	-	722,585	722,585
Cash	2,619,031	-	-	2,619,031
Cash Equivalents	-	4,685,390	-	4,685,390

Total Assets	$3,327,304	$23,403,021	$840,105	$27,570,430

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2010 to March 31, 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010.

	Other Long-term Investments	Fixed Maturity	Total
Fair value, beginning of period	$769,663	$90,000	$859,663
Other the temporary decline in fair value:
Included in net income	-	-	-
Included in other comprehensive income	-	-	-
Purchases, sales, issuances and settlements	(11,636)	-	(11,636)
Investment reclassified	-	-	-
Temporary increase (decline) in fair value	(35,442)	27,520	(7,922)

Total	$722,585	$117,520	$840,105

The following table summarizes the fair value and carrying amount of all financial asset and liabilities as of March 31, 2010.

	2010
	Carrying	Fair
Assets	Amount	Value
Cash and Cash Equivalents	$7,304,421	$7,304,421	(a)
Investments-fixed maturity, available for sale	168,000	168,000	(b)
Investments-fixed maturity, held to maturity	18,447,084	18,667,151	(b)
Investments –equity securities	708,273	708,273	(b)
Other long term investments	1,168,404	722,585	(b)
Other financial instruments-Assets	360,605	380,605	(a)

Total financial instruments-Assets	$28,156,787	$27,951,035

Liabilities
Premium deposit funds	$17,782	$17,782	(a)
Bonds payable	1,325,008	1,325,008	(a)
Supplementary contracts without life contingencies	35,130	35,130	(a)
Annuity deposits	2,476,093	2,476,093	(a)

Total financial instruments-Liabilities	$3,854,013	$3,854,013

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described herein.

5. Dividends Paid.

Dividends of $.10 per share were declared on January 21, 2010.  Dividends totaling $1,513,256 were paid on February 26, 2010.

6.  Subsequent Events

In the second quarter of 2009 management adopted ASC 855 and has evaluated subsequent events through May 14, 2010, the date of issuance of the 10-Q.  There are no subsequent events to report.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2010 and 2009 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At March 31, 2010, we had liquid assets of $7,304,421 in cash, money market savings accounts, money market funds, short-term government agency funds and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first three months of 2010, BNLAC collected $10,146,355 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $258,253. Other sources of cash flow in the first three months of 2010 were override commissions of $582,883 on vision products. The Company paid $6,317,906 of policy benefits in the first three months of 2010.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,168,404 consist of, in part, a convertible debenture (“debenture”) loan in the amount of $1,152,825 to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.

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

Other long-term investments also include an operating line of credit agreement in the amount of $15,579. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

Our insurance operations are conducted through BNLAC. At March 31, 2010, BNLAC had statutory capital and surplus of $18,405,430. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2010 was $10,133,970 compared to $10,545,125 for the same period in 2009. The decrease of $411,155 for the quarter was primarily due to a 4.0% decrease in group dental premium as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $582,883, in 2010 compared to $601,519 in 2009.  The vision income decreased by $18,636 in 2010, as a result of the impact of the recession on voluntary employee benefits.

Net investment income was $258,253 for the first quarter of 2010 compared to $296,732 for the first quarter of 2009.  The decrease for the quarter was due to the decrease in interest rates on short term investments and fixed securities.

The Company had a realized loss on debt extinguishments of ($324) in 2010, compared to $11,968 gain in 2009 due to the purchase of debentures payable at less than par value.  The Company purchased more debentures in 2009 which resulted in greater realized gains on debt extinguishments.

Realized gains were $0 for the first quarter of 2010 compared to a gain of $197 for the same period in 2009.  The realized gains in 2009 resulted primarily from bonds that were called.

For the first quarter of 2010, liability for future policy benefits expense was ($58,295) compared to ($43,264) for the same period in 2009.  The decrease in the expense for future policy benefits in 2010 was primarily due to decrease of  the amount of insurance in force.

Policy benefits and other insurance costs were $7,760,598 in the first quarter of 2010 compared to $8,053,413 for the same period in 2009.  The decrease was primarily due to a decrease in policies in force.  The statutory claims ratio on group dental insurance, which represents the ratio of claims expense incurred to premiums earned, was 62.4% for the first three months of 2010 compared to 61.9% for the first quarter of 2009. The claims ratio increase on group dental business was primarily due to an increase in utilization of our dental insurance by insureds.  The Company had a $10,000 under estimation of unpaid claims at December 31, 2009 compared to an over estimation of $140,000 at December 31, 2008.  The liability for unpaid claims is difficult to estimate and normally results in a variance from actual results.

Amortization of deferred policy acquisition costs was $194 and ($3,983) for the first quarter 2010 and 2009, respectively.  Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990.  Amortization expense per year may vary in relation to lapses or surrenders of existing policies.

For the first quarter of 2010 operating expenses were $2,049,509 compared to $2,098,156 for the same period in 2009.  The decrease for the quarter is primarily due to a decrease in payroll and bonuses.

Taxes, other than on income, fees and assessments, were $403,632 for the first quarter of 2010 compared to $422,087 for the same period in 2009.  The decrease for the current year is primarily due to a decrease in premium taxes.

The provision for income taxes in the first quarter of 2010 includes $148,000 current tax expense and $17,000 deferred tax credit compared to $170,439 current tax expense and $7,000 deferred tax credit in 2009.  Tax expense is consistent between the two periods in relation to net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the first quarter of 2010 was $819,144 compared to $929,132 for the same period in 2009.  The decrease in 2009 was primarily due to the decrease in premium income and investment income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2010 and December 31, 2009, however we held various financial instruments at March 31, 2010 and 2009, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2010 and December 31, 2009 was $18,835,151 and $18,570,332, respectively.

Based on testing at December 31, 2009, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2010 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2010 totaled $708,273, or 2.5% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first quarter of 2010.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2009 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first quarter of 2010.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2010	13,706	$1.25	None	None
Month #2, Feb 1 thru Feb 28, 2010	-	-	None	None
Month #3, Mar 1 thru 31, 2010	12,582	$1.37	None	None
Totals	26,288

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 5 herein and the explanation in Note 1 to the Notes to Consolidated Financial Statements (unaudited), page 5 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 27, 2010, as filed with the SEC on Schedule 14A on April 20, 2010, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith – E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith – E5

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: May 14, 2010	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: May 14, 2010	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)