Form 10-Q
period 2010-06-30
BNL FINANCIAL CORP
filed 2010-08-13
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See the definitions of  “large accelerated filer,” “accelerated filer,” and  “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                               Accelerated filer ☐

Non-accelerated filer ☒                                Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No ☒

As of June 30, 2010, the Registrant had 15,095,743 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2010 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six-month  periods ended June 30, 2010 and 2009 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Corporation’s management.

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

        /s/ Smith, Carney & Co.
Oklahoma City,  Oklahoma                                                                                         SMITH, CARNEY & CO., p.c.
August 13, 2010

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010 (Unaudited)	2009 (Audited)
Cash and cash equivalents	$9,655,382	$8,090,103
Investment in fixed maturities, at fair value Available for Sale (amortized cost $42,000)	158,000	146,720
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $16,896,556; $18,423,612, respectively)	16,402,594	18,358,628
Other long-term investments (fair value $677,256, $769,663)	1,156,829	1,180,041
Investment in equity securities (cost $611,559, $711,915)	485,280	674,671
Total Investments, Including Cash and Cash Equivalents	27,858,085	28,450,163

Accrued investment income	114,869	128,469
Furniture and equipment, net	835,739	835,367
Deferred policy acquisition costs	247,982	253,254
Policy loans	151,627	162,395
Receivable from reinsurer	47,475	47,475
Premiums due and unpaid	1,000,318	967,508
Income tax assets	96,000	106,000
Intangible assets	122,500	125,408
Other assets	166,075	292,002
Total Assets	$30,640,670	$31,368,041

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,051,666	$2,143,273
Policy claims payable	1,496,935	1,348,590
Annuity deposits	2,440,251	2,505,778
Deferred annuity profits	192,800	201,492
Premium deposit funds	20,818	20,547
Supplementary contracts without life contingencies	33,475	36,791
Advanced and unallocated premium	1,194,941	968,159
Commissions payable	625,935	615,455
Accrued taxes and expenses	230,337	406,932
Bonds payable	1,300,708	1,323,388
Other liabilities	1,028,978	1,066,525
Total Liabilities	10,616,844	10,636,930

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,709,216	5,725,590
Accumulated other comprehensive income (loss)	(55,325)	36,042
Accumulated surplus	14,526,450	15,092,975
Treasury stock at cost, 368,222; 343,194 shares, respectively	(465,794)	(432,775)
Total Shareholders' Equity	20,023,826	20,731,111
Total Liabilities and Shareholders' Equity	$30,640,670	$31,368,041

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Income:
Premium income	$10,012,029	$10,395,720	$20,145,999	$20,940,846
Vision insurance income	598,126	587,522	1,181,009	1,189,040
Net investment income	244,969	310,613	503,222	607,345
Realized gains on debt retirement	4,860	4,017	4,536	15,985
Realized gains (loss)	(16,552)	2,497	(16,552)	2,694

Total Income	10,843,432	11,300,369	21,818,214	22,755,910

Expenses:
Liability for future policy benefits expense	(33,311)	83,432	(91,607)	40,168
Policy benefits and other insurance costs	7,974,422	8,073,895	15,735,019	16,127,308
Amortization of deferred policy acquisition costs	5,079	9,116	5,273	5,134
Operating expenses	2,190,414	2,241,346	4,239,923	4,339,500
Taxes, other than income, fees and assessments	390,241	399,284	793,874	821,371

Total Expenses	10,526,845	10,807,073	20,682,482	21,333,481

Income from Operations before Income Taxes	316,587	493,296	1,135,732	1,422,429

Provision for income taxes	58,000	81,566	189,000	245,005

Net Income	$258,587	$411,730	$946,732	$1,177,424

Net income per common share (basic and diluted)	$0.02	$0.03	$0.06	$0.08

Weighted average number of fully paid common shares	15,113,923	15,120,897	15,116,858	15,161,277

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$(124,160)	$57,265	$(104,930)	$75,160
Reclassification adjustment for loss included in net income	13,563	(2,073)	13,563	(2,235)

Other Comprehensive Income (loss)	(110,597)	55,192	(91,367)	72,925

Comprehensive Income	$147,990	$466,922	$855,365	$1,250,348

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Cash flows from operating activities:	2010 (Unaudited)	2009 (Unaudited)
Net income	$946,732	$1,177,424
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	16,342	(2,694)
Realized gain on debt retirement	(4,536)	(15,985)
Decrease in deferred tax asset	(4,000)	(29,000)
Depreciation	141,833	147,038
Amortization of deferred acquisition costs, and intangibles	8,180	8,041
Accretion of bond discount	12,446	1,522
Change in assets and liabilities:
Decrease in accrued investment income	13,599	7,854
(Increase) decrease in premiums due and unpaid	(32,811)	64,317
Increase (decrease) in liability for future policy benefits	(91,607	40,168
Increase (decrease) in policy claims payable	148,345	(73,772)
Increase (decrease) in annuity deposits and deferred profits	(74,219)	114,630
Increase (decrease) in premium deposit funds	271	(653)
Increase in advanced and unallocated premium	226,782	325,067
Increase in commissions payable	10,479	(6,263)
Other, decrease	(86,069)	(178,242)
Net Cash Provided By Operating Activities	1,231,767	1,579,452

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	4,288,011	6,979,475
Proceeds from sale of equity securities	63,014	-
Proceeds from sale of furniture and equipment	(210)	-
Purchase of furniture and equipment	(142,236)	(32,571)
Purchase of fixed maturity securities - Held to Maturity Investments	(2,337,192)	(5,512,934)
Other investments – Line of credit payments received	23,212	(2,033)
Net Cash Provided By In Investing Activities	1,894,599	1,456,003

Cash flows from financing activities:
Net payments on supplementary contracts	(3,316)	(1,533)
Purchase of treasury stock	(64,894)	(109,679)
Dividends to shareholders	(1,513,257)	-
Bonds payable purchased	(27,871)	(16,422)
Exercised stock options	48,251	-
Net Cash Used In Financing Activities	(1,561,087)	(127,634)
Net Increase in Cash and Cash Equivalents	1,565,279	2,907,821
Cash And Cash Equivalents, Beginning Of Period	8,090,103	4,989,381
Cash And Cash Equivalents, End Of Period	$9,655,382	$7,897,202

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2010 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for the period ended June 30, 2010.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The group dental claims loss ratio was 63.9% during the first six months of 2010 compared to 62.8% for the same period in 2009.  The claims liability at December 31, 2009 was over estimated by approximately $34,000, which had the effect of decreasing claims expense in 2010 in accordance with the ASC 250-10 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2009 resulted in an increase in net income of approximately $28,200, net of tax, for the six months ended June 30, 2010.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity”

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$4,700,156	$76,378	$-	$4,776,534
Canadian government	478,623	-	3,226	475,397
Corporate securities	3,743,824	184,845	119,169	3,809,500
Mortgage-backed securities GNMA and FNMA CMO	7,479,991	369,497	14,363	7,835,125

Totals	$16,402,594	$630,720	$136,758	$16,896,556

Portfolio Designated “Available for Sale”

June 30, 2010
Corporate securities	$42,000	$116,000	$-	$158,000

Totals	$42,000	$116,000	$-	$158,000

The amortized cost and estimated fair value of investments in fixed maturity securities at June 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity		Available for Sale
	June 30, 2010		June 30, 2010
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$1,293,324	$1,298,402	$-	$-
Due after one year through five years	4,611,086	4,689,152	-	-
Due after five years through ten years	1,218,194	1,260,060	-	-
Due after ten years	1,800,000	1,813,818	42,000	158,000
	8,922,604	9,061,432	42,000	158,000

Mortgage-backed securities	7,479,990	7,835,124	-	-

	$16,402,594	$16,896,556	$42,000	$158,000

Proceeds from sales and maturities of investments in fixed maturity securities, and equity securities for the six month periods ended June 30, 2010 and 2009 were $4,351,025 and $6,979,475, respectively.  Gross gains were $14,717 and $2,694 and gross losses were $31,059 and $0 as of June 30, 2010 and 2009, respectively.

Investment in equity securities at June 30, 2010 represents common stock investments as follows:

	2010
	Cost	Market Value

Banks, trusts and Insurance companies	$81,183	$12,680
Industrial and other	530,376	472,600

	$611,559	$485,280

Other long-term investments of $1,156,829 consist of, in part, a $1,152,825 convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”).  The original loan, dated July 25, 2001, was $1,357,407 at 14% interest.  Monthly principal payments were scheduled to begin on September 15, 2008 with a maturity date of August 15, 2015.  On July 14, 2008, the Company and EBI amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.

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

The average book value on impaired investments during the period ended June 30, 2010 was $1,152,825.  Interest income recognized in 2010 on the impaired investments was $95,019.

Activity in the allowance for credit losses is as follows:

2010
Beginning Balance	$204,582
Additions charged to operations	-
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$204,582

There was no other-than-temporary impairment recognized in 2010 and therefore no other-than-temporary impairment included in accumulated other comprehensive income.

Other long-term investments also include an operating line of credit agreement in the amount of $4,004. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment in Fixed Maturities, Held to Maturity:
Canadian Government	$475,397	$3,226	$-	$-	$475,397	$3,226
Corporate securities	449,952	3,835	400,000	107,588	849,952	111,423
Mortgage-backed securities GNMA and FNMA CMO	660,359	15,364	-	-	660,359	15,364
Totals	$1,585,708	$22,425	$400,000	$107,588	$1,985,708	$130,013

Other Long-Term Investments	$-	$-	$673,252	$479,572	$673,252	$479,572
Totals	$-	$-	$673,252	$479,572	$673,252	$479,572

Equity Securities	$101,325	$1,795	$284,073	$204,536	$385,398	$206,331
Totals	$101,325	$1,795	$284,073	$204,536	$385,398	$206,331

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by unprecedented circumstances in the economy and problems at government agencies which required a federal bailout.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Corporate Bonds

The following table discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds June 30, 2010	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
American General Finance	B	$200,000	$43,086	$156,914
MBIA	BB+	200,000	72,248	127,752

Totals		$400,000	$115,334	$284,666

The corporate bonds with unrealized losses in the table are insurance corporations that have had their fair value reduced due to the significant economic problems world wide.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at June 30, 2010.

Marketable Equity Securities

The table below discloses the unrealized losses on the Company’s marketable equity securities.

Equity Securities June 30, 2010	Cost	Gross Unrealized Gains (Losses)	Estimated Market Value
Garmin LTD	$220,322	$(118,192)	$102,130
Treaty Oak Bank	50,813	(44,713)	6,100
Regions Financial Corporation	30,370	(23,790)	6,580
International Assets	27,282	(17,842)	9,440
Kimberly Clark	62,125	(1,495)	60,630
Intel	39,200	(300)	38,900

Totals	$430,112	$(206,332)	$223,780

The Company's marketable equity securities include a variety of industries and the following information was obtained from their websites.  Garmin LTD has the largest unrealized loss of $118,192, which compares to an unrealized loss of $112,872 at December 31, 2009.  Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin was profitable in 2009, and the decrease in the stock’s fair value was due to the challenging economic environment in 2008 and 2009.  Treaty Oak Bank is a small local bank that has not been in business long.  The bank’s stock price decreased due to problem commercial loans.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at June 30, 2010.

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.  Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs.  The Company’s Level 2 assets and liabilities include: fixed maturities short-term investments and cash equivalents (primarily money market funds).  Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Trading Securities
Equity Securities – Banks	$12,680	$-	$-	$12,680
Equity Securities - Industrial and Other	472,600	-	-	472,600
Total Trading Securities	$485,280	$-	$-	$485,280

Fixed Maturity, Available for Sale – Corporate	$-	$158,000	$-	$158,000
Total Fixed Maturity, Available for Sale	$-	$158,000	$-	$158,000

Fixed Maturities , Held to Maturity
US Treasury Securities and Obligations of US Government Corporations and Agencies	$4,776,534	$-	$-	$4,776,534
Canadian Government Securities	475,397	-	-	475,397
Corporate Securities	3,456,835	224,913	127,752	3,809,500
Mortgage-Backed Securities GNMA and FNMA CMO	7,835,125	-	-	7,835,125
Total Fixed Maturities, Held to Maturity	$16,543,891	$224,913	$127,752	$16,896,556

Other Long Term Investments	$-	$-	$677,256	$677,256
Cash	4,443,312	-	-	4,443,312
Cash Equivalents	-	5,212,070	-	5,212,070
Total Other Investments	$4,443,312	$5,212,070	$677,256	$10,332,638

Total Assets	$21,472,483	$5,594,983	$805,008	$27,872,474

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2010 to June 30, 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010.

	Other Long-term Investments	Fixed Maturity	Total
Fair value, beginning of period	$769,663	$90,000	$859,663
Other-than-temporary decline in fair value:
Included in net income	-	-	-
Included in other comprehensive income	-	-	-
Purchases, sales, issuances and settlements	(23,211)	-	(23,211)
Investment reclassified	-	-	-
Temporary increase (decline) in fair value	(69,196)	37,752	(31,444)

Total	$677,256)	$127,752	$805,008

The following table summarizes the fair value and carrying amount of all financial asset and liabilities as of June 30, 2010.

	2010
	Carrying	Fair
Assets	Amount	Value

Cash and Cash Equivalents	$9,655,382	$9,655,382	(a)
Investments-fixed maturity, available for sale	158,000	158,000	(b)
Investments-fixed maturity, held to maturity	16,402,594	16,896,556	(b)
Investments-equity securities	485,280	485,280	(b)
Other long term investments	1,156,829	677,256	(b)
Other financial instruments-Assets	323,885	323,885	(a)

Total financial instruments-Assets	$28,181,970	$28,196,359

Liabilities

Premium deposit funds	$20,818	$20,818	(a)
Bonds payable	1,300,708	1,300,708	(a)
Supplementary contracts without life contingencies	33,475	33,475	(a)
Annuity deposits	2,440,251	2,440,251	(a)

Total financial instruments-Liabilities	$3,795,252	$3,795,252

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described herein.

5. Dividends Paid.

Dividends in the amount of $1,513,257 were paid on February 26, 2010.

6.  Subsequent Events

In the second quarter of 2009 management adopted ASC 855 and has evaluated subsequent events through August 13, 2010, the date of issuance of the 10-Q.  There are no subsequent events to report.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30, 2010 and 2009 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2010, we had liquid assets of $9,655,382 in cash, money market savings accounts, money market funds, Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first six months of 2010, BNLAC collected $20,121,328 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $503,222. Other sources of cash flow in the first six months of 2010 were override commissions of $1,181,009 on vision products. The Company paid $12,902,133 of policy benefits in the first six months of 2010.

The Company's investments are primarily in U.S. Government, U.S. Government Agency, Canadian Government and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,156,829 consist of, in part, a convertible debenture (“debenture”) loan in the amount of $1,152,825 to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.  Because of the amendment to the debenture, the Company analyzed discounted expected future cash flows and estimated an adjustment in the book value of the Debenture of ($204,582), from $1,357,407 down to $1,152,825 in 2008.  The note is one of several agreements entered into by the Company's subsidiary which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC").

Other long-term investments also include an operating line of credit agreement to EPSI in the amount of $4,004. On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI will pay principal and interest over 60 equal monthly installments until paid in full. The line of credit is at 6.75% and interest and principal payments are current.

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

Our insurance operations are conducted through BNLAC. At June 30, 2010, BNLAC had statutory capital and surplus of $18,611,446. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2010 was $10,012,029 compared to $10,395,720 for the same period in 2009. Premium income for the first half of 2010 was $20,145,999 compared to $20,940,846 for the same period in 2009. The decrease for the quarter and first half of the year was primarily due to a 16% decrease in new sales of group dental insurance as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group vision insurance products that are underwritten by other insurance companies (BNLAC does not have any exposure to underwriting (claims) losses on these products.)  Vision insurance income for the second quarter of 2010 was $598,126 compared to $587,522 in the second quarter of 2009.  In the first half of 2010 vision income was $1,181,009 compared to $1,189,040 for the same period in 2009.  Vision insurance sales decreased 4.7% and lapses were 3.2% lower in 2010 compared to 2009 resulting in earned vision income being comparable between periods.

Net investment income was $244,969 for the second quarter of 2010 compared to $310,613 for the second quarter of 2009.  Net investment income for the first half of 2010 was $503,222 compared to $607,345 for the same period in 2009.  The decrease in the first half and second quarter was due to the decrease in interest rates on short term investments and fixed securities and a decrease in investments due to dividends paid to shareholders.

Realized gains on debt retirement were $4,860 for the second quarter of 2010 compared to a $4,017 gain for the same period in 2009.  For the first half of 2010 realized gains were $4,536 compared to $15,985 for the same period in 2009.  The realized gains are due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  Realized gains on debt retirement are directly proportional to the number of bonds purchased.

Realized losses on the sale of investments were ($16,552) for the second quarter and first half of 2010 compared to a gain of $2,497 for the second quarter and $2,694 for the first half of 2009.  The realized loss in 2010 was primarily due to the sale of BP Corporation stock owned by the Company.

For the second quarter of 2010, liability for future policy benefits expense was ($33,311) compared to $83,432 for the same period in 2009.  For the six-month period ended June 30, 2010, liability for future policy benefits expense was ($91,607) compared to $40,168 for the same period in 2009.  The decrease in future policy benefits expense in 2010 was primarily due an increase in surrendered policies in 2010 compared to 2009.

Policy benefits and other insurance costs were $7,974,422 in the second quarter of 2010 compared to $8,073,895 for the same period in 2009.  In the first six months of 2010 policy benefits and other insurance costs were $15,735,019 compared to $16,127,308 for the same period in 2009.  The decrease for the quarter and first half of 2010 was primarily due to a decrease in group and individual dental premium income.  Group dental claims were $274,000 less for the first half of 2010 compared to the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 63.9% for the first half of 2010 compared to 62.8% for the first half of 2009.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2009, were $34,000 less than estimated and they were $139,000 less than estimated at December 31, 2008.

Amortization of deferred policy acquisition costs was $5,079 and $9,116 for the second quarter and $5,273 and $5,134 for the first half of 2010 and 2009, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2010 operating expenses were $2,190,414 compared to $2,241,346 for the same period in 2009. Operating expenses were $4,239,923 in the first six months of 2010 compared to $4,339,500 for the same period in 2009.  The decrease for 2010 is primarily due to a decrease in payroll expense and incentive bonuses.

Taxes, other than on income, fees and assessments, were $390,241 for the second quarter of 2010 compared to $399,284 for the second quarter of 2009.  Taxes, other than on income, fees and assessments, were $793,874 for the first half of 2010 compared to $821,371 for the same period in 2009.  The decrease for the second quarter and year to date is primarily due to the decrease in premium taxes which are based on premium collected.

The provision for income taxes in the second quarter of 2010 includes $45,000 current tax expense and $13,000 deferred tax expense compared to $103,566 current tax expense and $22,000 deferred tax credit in the second quarter of 2009.  The provision for income taxes in the first half of 2010 was $193,000 current tax expense and $4,000 deferred tax credit compared to $274,005 current expense and $29,000 deferred tax credit for the same period in 2009.  The decrease for the year in 2010 is primarily due to the decrease in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the second quarter of 2010 was $316,587 compared to $493,296 for the same period in 2009.  For the first half of 2010 income from operations before income taxes was $1,135,732 compared to $1,422,429 for the same period in 2009.  The decrease for the second quarter and first half of 2010 was primarily due to the decrease in premium income, investment income and the increase in the loss ratio on group dental business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2010 and December 31, 2009, however we held various financial instruments at June 30, 2010 and December 31, 2009, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2010 and December 31, 2009 was $17,054,556 and $18,570,332, respectively.

Based on testing at December 31, 2009, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2010 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk – The Company is exposed to foreign exchange risk as a result of the Company’s purchase of $478,623 of Canadian Government bonds.  The Company does not use derivative instruments to hedge against foreign exchange risk.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2010 totaled $485,280, or 1.7% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the second quarter of 2010.

Item 1A.  Risk Factors.

No material changes from the Company’s response in its 2009 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first half of 2010.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan. 1 thru Jan. 31, 2010	13,706	$1.25	None	None
Month #2, Feb. 1 thru Feb. 28, 2010	-	-	None	None
Month #3, March 1 thru March 31, 2010	12,582	$1.37	None	None
Month #4, April 1 thru April 30, 2010	1,860	$1.37	None	None
Month #5, May 1 thru May 31, 2010	-	-	None	None
Month #6, June 1 thru June 30, 2010	22,381	$1.25	None	None
Totals	50,529

Item 3. Defaults Upon Senior Securities.

During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5. Other Information.

The Company reported the results of matters voted upon at its May 27, 2010 Annual Meeting of Stockholders on Form 8-K during the period covered by this report.

(a)    None

(b)  None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318.
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007.
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 5 herein and the explanation in Note 1 to the Notes to Consolidated Financial Statements (unaudited), page 5 herein.
18	Letter Re Change in accounting principles.	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders.	The Company’s definitive proxy statement dated May 27, 2010, as filed with the SEC on Schedule 14A on April 20, 2010, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement.	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith – E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith – E5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: August 13, 2010	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: August 13, 2010	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)