Form 10-Q
period 2010-09-30
BNL FINANCIAL CORP
filed 2010-11-15
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_____

Commission File No. 000-16880

BNL FINANCIAL CORPORATION
 (Exact name of Registrant as specified in its charter)

IOWA	42-1239454
(State of incorporation)	(I.R.S. Employer Identification No.)

7010 Hwy 71 W., Ste 100, Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2010, the Registrant had 15,080,837 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2010 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month  periods ended September 30, 2010 and 2009 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Corporation’s management.

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

        /s/ Smith, Carney & Co.
Oklahoma City,  Oklahoma                                                                                         SMITH, CARNEY & CO., p.c.
November 15, 2010

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$9,253,809	$8,090,103
Investment in fixed maturities, at fair value Available for Sale (amortized cost $42,000)	189,500	146,720
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $17,685,372; $18,423,612, respectively)	17,179,907	18,358,628
Other long-term investments (fair value $941,000, $769,663)	1,152,825	1,180,041
Investment in equity securities (cost $685,953, $711,915)	627,759	674,671
Total Investments, Including Cash and Cash Equivalents	28,403,800	28,450,163

Accrued investment income	126,887	128,469
Furniture and equipment, net	819,064	835,367
Deferred policy acquisition costs	242,064	253,254
Policy loans	159,266	162,395
Receivable from reinsurer	47,475	47,475
Premiums due and unpaid	932,993	967,508
Income tax assets	49,000	106,000
Intangible assets	121,046	125,408
Other assets	128,602	292,002
Total Assets	$31,030,197	$31,368,041

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,080,896	$2,143,273
Policy claims payable	1,486,204	1,348,590
Annuity deposits	2,446,314	2,505,778
Deferred annuity profits	187,099	201,492
Premium deposit funds	20,271	20,547
Supplementary contracts without life contingencies	31,808	36,791
Advanced and unallocated premium	941,921	968,159
Commissions payable	553,406	615,455
Accrued taxes and expenses	292,005	406,932
Bonds payable	1,300,708	1,323,388
Other liabilities	960,690	1,066,525
Total Liabilities	10,301,322	10,636,930

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,708,215	5,725,590
Accumulated other comprehensive income	76,375	36,042
Accumulated surplus	15,120,433	15,092,975
Treasury stock at cost, 383,128; 343,194 shares, respectively	(485,427)	(432,775)
Total Shareholders' Equity	20,728,875	20,731,111
Total Liabilities and Shareholders' Equity	$31,030,197	$31,368,041
See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Premium income	$10,012,944	$10,266,460	$30,158,944	$31,207,306
Vision insurance income	618,271	600,993	1,799,280	1,790,034
Net investment income	222,280	244,311	725,502	851,657
Realized gains on debt retirement	-	3,198	4,536	19,183
Realized gains (losses)	(47,763)	38,625	(64,315)	41,319

Total Income	10,805,732	11,153,587	32,623,947	33,909,499

Expenses:
Liability for future policy benefits expense	29,229	25,483	(62,377)	65,651
Policy benefits and other insurance costs	7,756,644	8,048,352	23,491,663	24,175,659
Amortization of deferred policy acquisition costs	5,918	8,990	11,191	14,124
Operating expenses	1,990,651	2,139,365	6,230,574	6,478,868
Taxes, other than income, fees and assessments	277,047	227,481	1,070,920	1,048,852

Total Expenses	10,059,489	10,449,671	30,741,971	31,783,154

Income from Operations before Income Taxes	746,243	703,916	1,881,976	2,126,345

Provision for income taxes	152,260	140,980	341,260	385,985

Net Income	$593,983	$562,936	$1,540,716	$1,740,360

Net income per common share (basic and diluted)	$0.04	$0.04	$0.10	$0.12

Weighted average number of fully paid common shares	15,113,923	15,165,012	15,109,033	15,126,010

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain arising during period (net of tax)	131,968	125,095	26,768	200,256
Reclassification adjustment for gain (loss) included in net income	-	(32,058)	13,565	(34,294)

Other Comprehensive Income	131,968	93,037	40,333	165,962

Comprehensive Income	$725,681	$655,973	$1,581,049	$1,906,322

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,540,715	$1,740,360
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	64,105	(41,319)
Realized gain on debt retirement	(4,536)	(19,183)
Decrease (increase) in deferred tax asset	16,000	(38,000)
Depreciation	216,046	225,808
Amortization of deferred acquisition costs, and intangibles	15,552	18,485
Accretion of bond discount	19,759	8,763
Change in assets and liabilities:
Decrease in accrued investment income	1,581	1,337
Decrease in premiums due and unpaid	34,514	190,981
Increase (decrease) in liability for future policy benefits	(62,377)	65,651
Increase (decrease) in policy claims payable	137,614	(55,576)
Increase (decrease) in annuity deposits and deferred profits	(73,857)	150,212
Decrease in premium deposit funds	(276)	(69)
Decrease in advanced and unallocated premium	(26,238)	(174,980)
Decrease in commissions payable	(62,049)	(2,950)
Other, decrease	(18,186)	(114,253)
Net Cash Provided By Operating Activities	1,798,367	1,955,267

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	6,768,266	9,880,340
Proceeds from sale of equity securities	15,251	-
Proceeds from sale of furniture and equipment	11,290	-
Purchase of furniture and equipment	(211,273)	(64,379)
Purchase of equity securities	(74,394)	-
Purchase of fixed maturity securities - Held to Maturity Investments	(5,589,629)	(8,246,565)
Other investments – Line of credit payments received	27,216	33,164
Net Cash Provided By Investing Activities	946,727	1,602,560

Cash flows from financing activities:
Net payments on supplementary contracts	(4,983)	(2,195)
Purchase of treasury stock	(88,528)	(113,431)
Dividends to shareholders	(1,513,257)	(757,525)
Bonds payable purchased	(27,871)	(13,224)
Exercised stock options	53,251	50,498
Net Cash Used In Financing Activities	(1,581,388)	(835,877)
Net Increase in Cash and Cash Equivalents	1,163,706	2,721,950
Cash And Cash Equivalents, Beginning Of Period	8,090,103	4,989,381
Cash And Cash Equivalents, End Of Period	$9,253,809	$7,711,331

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2010 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for the period ended September 30, 2010.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The group dental claims loss ratio was 63.7% during the first nine months of 2010 compared to 63.1% for the same period in 2009.  The claims liability at December 31, 2009 was over estimated by approximately $45,000, which had the effect of decreasing claims expense in 2010 in accordance with the ASC 250-10 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2009 resulted in an increase in net income of approximately $37,350, net of tax, for the nine months ended September 30, 2010.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$5,399,969	$85,214	$-	$5,485,183
Canadian government	478,623	-	2,564	476,059
Corporate securities	3,859,056	203,569	87,984	3,974,641
Mortgage-backed securities GNMA and FNMA CMO	7,442,259	337,830	30,600	7,749,489

Totals	$17,179,907	$626,613	$121,148	$17,685,372

Portfolio Designated “Available for Sale” September 30, 2010
Corporate securities	$42,000	$147,500	$-	$189,500

Totals	$42,000	$147,500	$-	$189,500

The amortized cost and estimated fair value of investments in fixed maturity securities at September 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity		Available for Sale
	September 30, 2010		September 30, 2010
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$1,293,324	$1,292,288	$-	$-
Due after one year through five years	3,860,680	3,954,892	-	-
Due after five years through ten years	2,578,647	2,646,964	-	-
Due after ten years	2,004,997	2,041,740	42,000	189,500
	9,737,648	9,935,884	42,000	189,500

Mortgage-backed securities	7,442,259	7,749,488	-	-

	$17,179,907	$17,685,372	$42,000	$189,500

Proceeds from sales and maturities of investments in fixed maturity securities, and equity securities for the nine month periods ended September 30, 2010 and 2009 were $6,768,266 and $9,880,340, respectively.  Gross gains were $2,329 and $83,599 and gross losses were $18,671 and $0 as of September 30, 2010 and 2009, respectively.

Investment in equity securities at September 30, 2010 represents common stock investments as follows:

	2010
	Cost	Market Value

Banks, trusts and Insurance companies	$81,183	$10,320
Industrial and other	604,770	617,439

	$685,953	$627,759

Other long-term investments of $1,152,825 consist of a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”).  The original loan, dated July 25, 2001, was $1,357,407 at 14% interest.  Monthly principal payments were scheduled to begin on September 15, 2008 with a maturity date of August 15, 2015.  On July 14, 2008, the Company and EBI amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 resulting in a net book value of $1,152,825.  Interest payments on the debentures are and have been current. The Company’s policy for recognizing interest income on impaired investments is to recognize interest under the stated loan terms.

The average book value on impaired investments during the period ended September 30, 2010 was $1,152,825.  Interest income recognized in 2010 on the impaired investments was $134,719.

Activity in the allowance for credit losses is as follows:

2010
Beginning Balance	$204,582
Additions charged to operations	-
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$204,582

There was no other-than-temporary impairment recognized in 2010 and therefore no other-than-temporary impairment included in accumulated other comprehensive income.

On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit was at 6.75% and was paid in full in the third quarter of 2010.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment in Fixed Maturities, Held to Maturity:
Canadian Government	$476,059	$2,564	$-	$-	$476,059	$2,564
Corporate securities	821,921	5,439	400,000	82,546	1,221,921	87,985
Mortgage-backed securities GNMA and FNMA CMO	669,023	30,600	-	-	669,023	30,600
Totals	$1,967,003	$38,603	$400,000	$82,546	$2,367,003	$121,149

Other Long-Term Investments	$-	$--	$941,000	$211,825	$941,000	$211,825
Totals	$-	$-	$941,000	$211,825	$941,000	$211,825

Equity Securities	$-	$-	$317,174	$154,285	$317,174	$154,285
Totals	$-	$-	$317,174	$154,285	$317,174	$154,285

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by fluctuations in interest rates.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Corporate Bonds

The following table discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds September 30, 2010	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
American General Finance	B	$200,000	$30,776	$169,224
MBIA	BB+	200,000	51,770	148,230

Totals		$400,000	$82,546	$317,454

The corporate bonds with unrealized losses in the table are insurance corporations that have had their fair value reduced due to the significant economic problems world wide.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other-than- temporarily impaired at September 30, 2010.

Marketable Equity Securities

The table below discloses the unrealized losses on the Company’s marketable equity securities.

Equity Securities September 30, 2010	Cost	Gross Unrealized Gains (Losses)	Estimated Market Value
Garmin LTD	$220,322	$(113,782)	$106,540
Regions Financial Corporation	30,370	(23,100)	7,270
International Assets	27,282	(16,603)	10,679
Intel	39,200	(800)	38,400

Totals	$317,174	$(154,285)	$162,889

The Company's marketable equity securities include a variety of industries and the following information was obtained from their websites.  Garmin LTD has the largest unrealized loss of $113,782, which compares to an unrealized loss of $112,872 at December 31, 2009.  Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin was profitable in the first half of 2010.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  International Assets Holding Corporation provides execution and advisory services in commodities, currencies, and international securities.  The company has been profitable in the first half of 2010.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.  The Company has 6,100 shares of Treaty Oak Bank, a small local bank that has not been in business long.  The stock was purchased for $50,813 or $8.33 a share.  The bank’s stock price decreased to $0.50 as of September 30, 2010 due to problem commercial loans.  Management has determined the stock should be marked down to fair value, for a realized loss of $47,763.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Trading Securities
Equity Securities – Banks	$10,320	$-	$-	$10,320
Equity Securities - Industrial and Other	617,439	-	-	617,439
Total Trading Securities	$627,759	$-	$-	$627,759

Fixed Maturity, Available for Sale – Corporate	$-	$189,500	$-	$189,500
Total Fixed Maturity, Available for Sale	$-	$189,500	$-	$189,500

Fixed Maturities , Held to Maturity
US Treasury Securities and Obligations of US Government Corporations and Agencies	$5,485,183	$-	$-	$5,485,183
Canadian Government Securities	476,059	-	-	476,059
Corporate Securities	3,585,351	241,060	148,230	3,974,641
Mortgage-Backed Securities GNMA and FNMA CMO	7,749,489	-	-	7,749,489
Total Fixed Maturities, Held to Maturity	$17,296,082	$241,060	$148,230	$17,685,372

Other Long Term Investments	$-	$-	$941,000	$941,000
Cash	2,936,828	-	-	2,936,828
Cash Equivalents	-	6,316,981	-	6,316,981
Total Other Investments	$2,936,828	$6,316,981	$941,000	$10,194,809

Total Assets	$20,860,669	$6,747,541	$1,089,230	$28,697,440

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2010 to September 30, 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010.

	Other Long-term Investments	Fixed Maturity	Total
Fair value, beginning of period	$769,663	$90,000	$859,663
Other-than-temporary decline in fair value:
Included in net income	-	-	-
Included in other comprehensive income	-	-	-
Purchases, sales, issuances and settlements	(27,215)	-	(27,215)
Investment reclassified	-	-	-
Temporary increase in fair value	198,552	58,230	256,782

Total	$941,000	$148,230	$1,089,230

The following table summarizes the fair value and carrying amount of all financial asset and liabilities as of September 30, 2010.

	2010
	Carrying	Fair
Assets	Amount	Value

Cash and Cash Equivalents	$9,253,809	$9,253,809	(a)
Investments-fixed maturity, available for sale	189,500	189,500	(b)
Investments-fixed maturity, held to maturity	17,179,907	17,685,372	(b)
Investments-equity securities	627,759	627,759	(b)
Other long term investments	1,152,825	941,000	(b)
Other financial instruments-Assets	331,543	331,543	(a)

Total financial instruments-Assets	$28,735,343	$29,028,983

Liabilities

Premium deposit funds	$20,271	$20,271	(a)
Bonds payable	1,300,708	1,300,708	(a)
Supplementary contracts without life contingencies	31,808	31,808	(a)
Annuity deposits	2,446,314	2,446,314	(a)

Total financial instruments-Liabilities	$3,799,101	$3,799,101
(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described herein.

5. Dividends Paid

Dividends in the amount of $1,513,257 were paid on February 26, 2010.

6.  Subsequent Events

In the second quarter of 2009 management adopted ASC 855 and has evaluated subsequent events through November 15, 2010, the date of issuance of the 10-Q.  On October 18, 2010 the Company’s Board of Directors approved a cash dividend of $0.25 per share of the Company’s outstanding common stock payable to shareholders of record on October 22, 2010 pending regulatory approval.  The payment date for the cash dividend is November 22, 2010 and the amount will be approximately $3,800,000.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the nine months ended September 30, 2010 and 2009 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Afganistan, which may affect consumers spending trends and priorities; (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products; (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

At September 30, 2010, we had liquid assets of $9,253,809 in cash, money market savings accounts, money market funds, Treasury Bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first nine months of 2010, BNLAC collected $30,296,133 of premiums and annuity deposits (gross before reinsurance), and we had consolidated investment income of $725,502. Other sources of cash flow in the first nine months of 2010 were override commissions of $1,799,280 on vision products. The Company paid $19,216,110 of policy benefits in the first nine months of 2010.

The Company's investments are primarily in U.S. Government, U.S. Government Agency, Canadian Government and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,152,825 consist of a convertible debenture (“Debenture”) loan to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.  Because of the amendment to the debenture, the Company analyzed discounted expected future cash flows and estimated an adjustment in the book value of the Debenture of ($204,582), from $1,357,407 down to $1,152,825 in 2008.  The note is one of several agreements entered into by the Company's subsidiary which expand the business relationship with EBI and its subsidiary, Employer Plan Services, Inc. (EPSI), which provides substantially all of the A&H claims processing and adjudication for the Company's insurance subsidiary, Brokers National Life Assurance Company ("BNLAC").

On October 15, 2002 BNLAC and EPSI entered into a loan agreement whereby BNLAC will provide EPSI with a $200,000 line of credit maturing October 15, 2004. The line of credit was renewed and extended with interest only payments to August 1, 2006. Thereafter EPSI pays principal and interest over 60 equal monthly installments until paid in full. The line of credit was at 6.75% and was paid in full in the third quarter of 2010.

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

Our insurance operations are conducted through BNLAC. At September 30, 2010, BNLAC had statutory capital and surplus of $19,282,630. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the third quarter of 2010 was $10,012,944 compared to $10,266,460 for the same period in 2009. Premium income for the first three quarters of 2010 was $30,158,944 compared to $31,207,306 for the same period in 2009. The decrease for the quarter and first three quarters of the year was primarily due to a 15% decrease in new sales of group dental insurance as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group vision insurance products that are underwritten by other insurance companies (BNLAC does not have any exposure to underwriting (claims) losses on these products). Vision insurance income for the third quarter of 2010 was $618,271 compared to $600,993 in the third quarter of 2009.  In the first three quarters of 2010 vision income was $1,799,280 compared to $1,790,034 for the same period in 2009.  Vision insurance sales increased 2% during 2010.

Net investment income was $222,280 for the third quarter of 2010 compared to $244,311 for the third quarter of 2009.  Net investment income for the first three quarters of 2010 was $725,502 compared to $851,657 for the same period in 2009.  The decrease in the first three quarters and third quarter was due to the decrease in interest rates on short term investments and fixed securities and an increase in cash and cash equivalents.

Realized gains on debt retirement were $0 for the third quarter of 2010 compared to a $3,198 gain for the same period in 2009.  For the first three quarters of 2010 realized gains were $4,536 compared to $19,183 for the same period in 2009.  The realized gains are due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  Realized gains on debt retirement are directly proportional to the number of bonds purchased.

Realized losses on the sale of investments were ($47,763) for the third quarter and ($64,313) for the first three quarters of 2010 compared to a gain of $38,625 for the third quarter and $41,319 for the first three quarters of 2009.  The realized loss in 2010 was primarily due to the sale of BP Corporation stock owned by the Company and the $47,763 write down of Treaty Oak common stock.

For the third quarter of 2010, liability for future policy benefits expense was $29,229 compared to $25,483 for the same period in 2009.  For the nine-month period ended September 30, 2010, liability for future policy benefits expense was ($62,377) compared to $65,651 for the same period in 2009.  The decrease in future policy benefits expense in 2010 was primarily due an increase in surrendered policies in 2010 compared to 2009.

Policy benefits and other insurance costs were $7,756,644 in the third quarter of 2010 compared to $8,048,352 for the same period in 2009.  In the first nine months of 2010 policy benefits and other insurance costs were $23,491,663 compared to $24,175,659 for the same period in 2009.  The decrease for the quarter and first three quarters of 2010 was primarily due to a decrease in group and individual dental premium income.  Group dental claims were $671,000 less for the first three quarters of 2010 compared to the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 63.7% for the first three quarters of 2010 compared to 63.1% for the first three quarters of 2009.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2009, were $45,000 less than estimated, and they were $139,000 less than estimated at December 31, 2008.

Amortization of deferred policy acquisition costs was $5,918 and $8,990 for the third quarter and $11,191 and $14,124 for the first three quarters of 2010 and 2009, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2010 operating expenses were $1,990,651 compared to $2,139,365 for the same period in 2009. Operating expenses were $6,230,574 in the first nine months of 2010 compared to $6,478,868 for the same period in 2009.  The decrease for 2010 is primarily due to a decrease in personnel costs, expenses directly related to policies in force and incentive bonuses.

Taxes, other than on income, fees and assessments, were $277,047 for the third quarter of 2010 compared to $227,481 for the third quarter of 2009.  Taxes, other than on income, fees and assessments, were $1,070,920 for the first three quarters of 2010 compared to $1,048,852 for the same period in 2009.  The increase for the third quarter and year to date is primarily due to the over accrual of premium taxes at 12/31/2008.

The provision for income taxes in the third quarter of 2010 includes $132,260 current tax expense and $20,000 deferred tax expense compared to $149,980 current tax expense and $9,000 deferred tax credit in the third quarter of 2009.  The provision for income taxes in the first three quarters of 2010 was $325,260 current tax expense and $16,000 deferred tax expense compared to $423,985 current expense and $38,000 deferred tax credit for the same period in 2009.  The decrease for the year 2010 is primarily due to the decrease in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the third quarter of 2010 was $746,243 compared to $703,916 for the same period in 2009.  For the first three quarters of 2010 income from operations before income taxes was $1,881,976 compared to $2,126,345 for the same period in 2009.  The increase for the third quarter was due to a decrease in operating expenses and a decrease in policy benefits and other insurance costs which more than offset the decrease in premium income and investment income.  The decrease for the first three quarters of 2010 was primarily due to the decrease in premium income, investment income and the increase in the loss ratio on group dental business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2010 and December 31, 2009, however we held various financial instruments at September 30, 2010 and December 31, 2009, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2010 and December 31, 2009 was $17,874,872 and $18,570,332, respectively.

Based on testing at December 31, 2009, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2010 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk – The Company is exposed to foreign exchange risk as a result of the Company’s purchase of $478,623 of Canadian Government bonds.  The Company does not use derivative instruments to hedge against foreign exchange risk.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2010 totaled $627,759, or 2.2% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not a part of any new legal proceedings during the third quarter of 2010.

Item 1A.  Risk Factors

No material changes from the Company’s response in its 2009 10-K to Item 1A, Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports the purchases by the Company of its Common Stock during the first three quarters of 2010.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan. 1 thru Jan. 31, 2010	13,706	$1.25	None	None
Month #2, Feb. 1 thru Feb. 28, 2010	-	-	None	None
Month #3, March 1 thru March 31, 2010	12,582	$1.37	None	None
Month #4, April 1 thru April 30, 2010	1,860	$1.37	None	None
Month #5, May 1 thru May 31, 2010	-	-	None	None
Month #6, June 1 thru June 30, 2010	22,381	$1.25	None	None
Month #7, July 1 thru July 31, 2010	4,200	$1.25	None	None
Month #8, Aug. 1 thru Aug. 31, 2010	-	-	None	None
Month #9, Sept. 1 thru Sept. 30, 2010	14,706	$1.25	None	None
Totals	69,435

Item 3. Defaults Upon Senior Securities
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved)

Item 5. Other Information
The Company did not report any items on Form 8-K during the period covered by this report.

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

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: November 15, 2010	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: November 15, 2010	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)