Form 10-K
period 2010-12-31
BNL FINANCIAL CORP
filed 2011-03-31
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

 Large accelerated filer ❒                           Accelerated filer ❒
 Non-accelerated filer   ❒        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ❒ No ☒

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2010 cannot be determined due to the limited trading in the Company’s stock throughout the year (see also Item 5 of Form 10-K regarding the limited trading market for the Company's shares).

As of December 31, 2010, the Registrant had outstanding 15,081,935 shares (excluding treasury shares) of Common Stock, no par value (which includes 10,989,652 shares owned by affiliates of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 26, 2011 have been incorporated by reference into Part III of this Form 10-K

PART 1

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
|
Brokers National Life Assurance Company
|
BNL Brokerage Corporation

Industry Segments
The operations of the Company are conducted through BNLAC, which in 2010 marketed life and accident and health insurance.  In 1987 BNLAC began selling insurance in Iowa.  In 1992, BNLAC redomesticated to Arkansas and expanded its sales to other states through the acquisition of Statesman Life Insurance Company.  The Company has no foreign operations.

The Company is licensed to offer life and accident and health insurance on an individual and group basis in 48 states and the District of Columbia.

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

Statistics by line of business are as follows (gross before reinsurance):

	2010	2009
I. Annualized Premiums and Annuity Deposits In Force:
Ordinary Life Insurance	$229,000	$234,000
Individual Annuities(1)	53,000	60,000
Group Dental Insurance	36,859,000	38,372,000
Miscellaneous A&H Insurance	1,577,000	1,667,000

Total	$38,718,000	$40,333,000

II. Collected Premiums and Annuity Deposits:
Ordinary Life Insurance	$226,000	$242,000
Individual Annuities(1)	49,000	64,000
Group Dental Insurance	36,021,000	40,202,000
Miscellaneous A&H Insurance	1,577,000	1,714,000

Total	$37,873,000	$42,222,000
III. Face Value of Insurance:
Ordinary Life Insurance	$29,162,000	$30,657,000
Accidental Death Insurance	115,870,000	115,275,000

Total	$145,032,000	$145,932,000
(1) Classified as a deposit liability on the financial statements.

Premiums collected by state are reflected in the following table:
State	Life Premiums	Annuity	Accident and Health	Total
Louisiana	$21,000	$-	$3,358,000	$3,379,000
Georgia	20,000	-	3,171,000	3,191,000
Arkansas	24,000	-	2,814,000	2,838,000
Indiana	7,000	-	2,505,000	2,512,000
Missouri	11,000	-	2,368,000	2,379,000
Ohio	1,000	-	2,304,000	2,305,000
Oregon	1,000	-	1,926,000	1,927,000
Michigan	6,000	-	1,825,000	1,831,000
Minnesota	6,000	-	1,677,000	1,683,000
All Other States	129,000	49,000	17,737,000	17,915,000
Total	$226,000	$49,000	$39,685,000	$39,960,000

The following chart shows group and individual dental insurance premiums collected for each of the past five years ended December 31.

	Group Dental	Individual
	Gross	Dental Gross
	Premiums	Premiums
	Collected	Collected
2010	$38,098,000	$1,336,000
2009	40,202,000	1,451,000
2008	41,382,000	1,602,000
2007	41,926,000	1,785,000
2006	42,132,000	1,988,000

The following chart shows group dental insurance claims paid and incurred claims ratios for each of the five years ended December 31.  The incurred claims loss ratio represents the ratio of incurred claims to premiums earned.

		Incurred
	Gross	Claims
Group Dental Insurance	Claims Paid	Ratio
2010	$23,985,000	62.8%
2009	25,124,000	62.3%
2008	26,290,000	61.9%
2007	26,340,000	61.8%
2006	27,127,000	64.1%

Agents' Commissions
On December 31, 2010, BNLAC had 3,829 general agents and brokers appointed in 46 states compared to 4,307 agents and brokers on December 31, 2009.

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

In 2010, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2010.

In 2010, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2010.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its group life, group accidental death and dismemberment and accidental death and dismemberment without group life plans effective January 1, 2008 whereby Hannover accepts 90% of the risk up to a maximum of $100,000 per life on AD&D and $75,000 on group life.  Hannover was rated “A” (Excellent) by AM Best Company for 2010.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier effective January 1, 2007. The Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis, 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.  Hannover was rated “A” (Excellent) by AM Best Company for 2010.

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A-” (Excellent) by AM Best Company for 2010.

Group and individual dental is not reinsured due to the economics of the dental business and the small annual maximum liability per policy.

The following chart shows life insurance and accidental death insurance in force net of reinsurance for each of the five past years ended December 31.

	Gross			Net
	Insurance	Reinsurance	Reinsurance	Insurance
	In Force	Ceded	Assumed	In Force
Life Insurance
2010	$29,162,000	$11,545,000	$0	$17,617,000
2009	30,657,000	10,933,000	0	19,724,000
2008	33,696,000	11,111,000	0	22,585,000
2007	43,879,000	14,074,000	0	29,805,000
2006	43,645,000	15,333,000	0	28,312,000

Accidental Death Insurance
2010	$115,870,000	$104,283,000	$0	$11,587,000
2009	115,275,000	103,748,000	0	11,527,000
2008	120,625,000	108,562,000	0	12,063,000
2007	120,655,000	108,590,000	0	12,065,000
2006	112,085,000	100,877,000	0	11,208,000

Investments
BNLAC invests its available funds in U.S. Treasury Bills, Canadian government bonds, U.S. government and agency bonds and corporate bonds and common stocks.  The earnings from such investments represent a substantial part of BNLAC's income. For each of the five years ended December 31, BNLAC's statutory net investment income and ratio of net return on mean invested assets were as follows:

Year	BNLAC Statutory Net Investment Income	Net Return on Mean Invested Assets
2010	$742,791	3.4%
2009	923,830	3.8%
2008	960,753	3.8%
2007	1,123,716	4.8%
2006	1,005,774	4.6%

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

The RBC requirements provide for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and 50% of apportioned dividends) to its RBC.  The “Company Action Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 75% of its RBC, or if total adjusted capital is less than 125% of RBC and a negative trend has occurred.  The trend test calculates the greater of any decreases in the margin (i.e., the amount in dollars by which a company’s total adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.  If a similar decrease in the margin in the coming year would result in an RBC of less than 95%, then the Company Action Level would be triggered.  At the Company Action Level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 75% but greater than or equal to 50% of its RBC.  At the Regulatory Action Level the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 50% but greater than or equal to 35% of its RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 35% of its RBC, and the regulatory authority is mandated to place the company under its control.  Calculations using the NAIC formula at December 31, 2010 indicated that the ratios of total adjusted capital to RBC for BNLAC would have been in excess of 1,354% and, therefore, significantly above the Company Action Level.

As part of their routine regulatory process, approximately once every five years, insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states.   Such examinations are generally conducted in cooperation with the departments of other states under guidelines promulgated by the NAIC.

In December 2010, the Arkansas Insurance Department conducted its statutory examination for the period ended December 31, 2009.  No adjustments were made to the financial statements of the Company as a result of the examination.

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

BNLAC focuses its marketing efforts on sales of its products to small and medium size groups of employees, association members and others.  These groups range in size from two to approximately 2,290 persons.  BNLAC also sells its products to individuals.  BNLAC is a small insurance company which has no identifiable market share.  BNLAC is not ranked according to its size or volume of sales.

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

Personnel
At December 31, 2010 BNLAC had four executive officers and 59 full-time administrative personnel.  BNLAC’s administrative staff supervises services for the agency force, policy underwriting, policy issuance and service, billing and collections, life claims, accounting and bookkeeping, preparation of reports to regulatory authorities and other matters.  The Company has not experienced any work stoppages or strikes and considers its relations with its employees and agents to be excellent.  The Company currently has no employees which are represented by a labor union.  BNLAC uses a third party administrator, Employer Plan Services, Inc., to process dental claims.

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

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements will be amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $225,000 and $284,000 for 2010 and 2009, respectively.

BNLF leases approximately 1,400 square feet of office space in Sherwood, Arkansas at a rental of $19,800 per year and the lease will expire June 30, 2012.  BNLAC incurs 100% of the rental expense.

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

As part of the settlement agreement, the Company issued its Bonds in the principal amount of $1.50 in exchange for each share of common stock of BNL owned by the members of the Class.  The balance of Bonds Payable was $1,300,708 and $1,323,388 at December 31, 2010 and 2009, respectively.  The bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL. The estimated annual impact to earnings per share is approximately $.005 per share.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

The Company has made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $22,680, and $119,894 in 2010 and 2009; respectively.  Gains from early extinguishments of the debt were $4,536, $27,176 and $44,370 in 2010, 2009 and 2008; respectively.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity SecuritiesMarket for Stock

During 2010 the Company purchased 83,837 shares of its common stock at the request of shareholders at $1.12 to $1.37 per share.

The stock is not traded on any established trading market.

Purchases of Common Stock During 2010
The following table sets forth the shares of the Company’s outstanding Common Stock which the Company purchased during 2010:

Period	(a) Total number of shares purchased Note 1	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, January 1 thru 31, 2010	13,706	$1.25	None	None
Month #2, February 1 thru 28, 2010	-	$-	None	None
Month #3, March 1 thru 31, 2010	12,582	$1.37	None	None
Month #4, April 1 thru 30, 2010	1,860	$1.37	None	None
Month #5, May 1 thru 31, 2010	-	$-	None	None
Month #6, June 1 thru 30, 2010	22,381	$1.25	None	None
Month #7, July 1 thru 31 2010	4,200	$1.25	None	None
Month #8, August 1 thru 31, 2010	-	$-	None	None
Month #9 September 1 thru 30, 2010	14,706	$1.25	None	None
Month #10 October 1 thru 31, 2010	2,954	$1.25	None	None
Month #11 November 1 thru 30, 2010	-	$-	None	None
Month #12 December 1 thru 31, 2010	11,448	$1.12	None	None
Total	83,837	$1.26

Note 1 to the above table:  During 2010 and 2009, the Company did not have any publicly announced plan or program to repurchase its outstanding Common Stock.  From time to time, some shareholders of the Company request the Company purchase their stock and the Company does, from time to time, make such repurchases but only does so in its sole and absolute discretion and the Company is under no obligation to make any such repurchases in the future.

Holders
As of December 31, 2010 there were 1,891 record holders of the Company's common stock.

Dividends
In the first quarter of 2010, the board of directors voted to pay a $0.10 dividend per share to its shareholders, which required approximately $1,513,000 of funding.  In the third quarter of 2010, the board of directors voted to pay a $0.25 dividend per share to its shareholders, which required approximately $3,773,000 of funding.  The Company's ability to declare and pay dividends in the future will be dependent upon its earnings and the cash needs for expansion.  In addition, payment of dividends by BNLAC is regulated under Arkansas insurance laws.

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

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  On November 15, 2010 the Company granted options for 36,000 shares of common stock.  The fair value of options granted is estimated at $0 in 2010.  The fair value of any options granted is estimated using a binomial method as prescribed in ASC 205 and certain assumptions include a risk free interest rate of 1.0%, expected life of 10.0 years, expected volatility of 6.8% and 7.2% expected dividends based on the past five years.  The Company granted options for 116,000 shares prior to 2005.  There were 46,550 options outstanding at December 31, 2010.  The estimated weighted average remaining life of the options is 8.3 years and weighted average exercise price is $1.12.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1 of the financial statements.

The table below sets forth the Equity Compensation Plans as of December 31, 2010.
Plan Category	A Number of Securities to be issued upon exercise of outstanding options	B Weighted Average exercise price of outstanding options	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)

Not approved by security holders
Employee Plan	46,550	$1.12	98,000

Transfer Agent and Registrar
BNL Financial Corporation is the Registrar and Transfer Agent for the Company's common stock.

ITEM 6.  Selected Financial Data

The selected consolidated financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2010 is derived from the Company's consolidated financial statements.  The consolidated financial statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010 are included elsewhere in this Form 10-K.

	2010	*	2009	2008	2007	2006
Total Income	$43,227,461		$45,229,138	$46,455,107	$48,084,920	$47,646,337
Net Income	$2,234,716		$2,817,845	$2,366,472	$3,449,368	$2,564,243
Net Income Per Common Share	$.15		$.19	$.16	$.22	$.16
Total Assets	$27,927,169		$31,368,041	$30,012,783	$30,301,075	$27,009,634
Total Liabilities	$10,313,323		$10,636,929	$11,404,366	$13,004,202	$12,497,130
Average Shares Outstanding	15,102,610		15,137,299	15,211,961	15,602,725	16,481,342

*This information should be read in conjunction with the disclosure concerning the Management's Discussion and Analysis of Financial Condition and the audited Financial Statements and Notes thereto set forth elsewhere in this Form 10-K.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated financial condition of the Company at December 31, 2010, 2009 and 2008 and the consolidated results of operations for the periods ended December 31, 2010, 2009 and 2008.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

Forward-Looking Statements

All statement, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Afghanistan which may affect consumers spending trends and priorities (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission (viii) the Affordable Health Care for America Act passed in 2010.

Management believes the Company's current critical accounting policies are comprised of the following:

Liabilities for unpaid policy claims are a sensitive accounting estimate unique to the insurance industry.  Management uses an independent actuary to formulate this estimate.  Differences in the estimates and actual results may result in revised claims expense which is recognized in the period in which the difference is determined.  See Note 1, 7 and 11 to our financial statements for the effect on the year 2010.

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

As to the consistency of the Company’s estimation of its claim liabilities (the policy claims payable on the Company’s balance sheet), you may reference Notes 7 and 11 to the Company’s Financial Statements.  Notes 7 and 11 present data indicating the actual claims paid in a subsequent fiscal year for a prior fiscal year; actual claims incurred in a subsequent year for a prior fiscal year; and the claim liabilities for the prior fiscal year.  Notes 7 and 11 are limited to the most recent fiscal year being reported, December 31, 2010, and the previous fiscal years of 2009 and 2008.

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

The discussion in this paragraph relates to the months where the completion factors are deemed to be fully credible which are typically the months prior to November and December.    The completion factors have been relatively stable in the recent past.  In the future, there could be changes in the trend of completion factors.  The Company and its independent consulting actuary review the trends in the completion factors and when necessary make judgments as to the Single Point Estimate value for these items.  Such estimates are based on observable trends and would also reflect any known major changes.  Professional judgments are made based on the experience of the actuary and Company’s financial personnel and management.  To observe the possible sensitivity of assuming 100% reliance on completion factors for claims incurred during the months for which completion factors are believed to be fully credible, if the associated claim liabilities for those months had increased by 5%, the year-end December 31, 2010, claim liabilities would have been increased by approximately $11,000.

The discussion in this paragraph relates to the months where the completion factors are deemed to be not fully credible which are typically the months of November and December.  The choice of the loss ratio assumption or claims per insured per month assumption for the most recent month of the claim was incurred may also have an impact on the liability estimate. These assumptions are monitored for trends.  The Company and its consulting actuary monitor the loss ratio and claims per insured month and override the completion factor approach for the most recent months before the Company’s financial statement date where the completion factors are not fully credible, i.e. November and December.  To observe the possible sensitivity of assuming 100% reliance on loss ratio or claims per insured per month factors for claims incurred during the months for which completion are believed to be not fully credible (typically November and December of a fiscal year), if the loss ratio or claims per insured per month had increased by 3% for those months (a multiple of 1.03), the associated claim liabilities for those months and the year end December 31, 2010, claim liability would have been increased by approximately $114,000.

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

At December 31, 2010 and 2009, respectively, the Company had gross deferred tax assets of $983,702 and $1,037,858 with corresponding valuation allowances of $714,058 and $683,058, and gross deferred tax liabilities of $229,370 and $248,800, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover.  The resulting net deferred tax asset at December 31, 2010 is $40,274 compared to a deferred tax asset of $106,000 at December 31, 2009.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2010	2009	2008

Current tax provisions	$480,080	$647,381	$663,441
Deferred tax provision	67,000	(50,000)	(68,602)

Total income tax provision	$547,080	$597,381	$594,839

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Book income before tax	$2,781,796	$3,415,226	$2,961,311

Income tax computed at statutory rate (34%)	$945,810	$1,161,177	$1,006,845
Valuation allowance for AMT credit	99,000	10,770	(17,000)
Revision of valuation allowance	(31,000)	18,356	94,052
Rate differential	(466,730)	(592,922)	(489,058)

Total income tax provision (benefit)	$547,080	$597,381	$594,839

The Company has net operating loss carry forwards for income tax purposes at December 31, 2010 as follows:

Expiring	NOL

2011	$66,000
2012	193,000
2018	105,000
2019	32,000
2020	59,000
2028	31,000
$486,000

Financial Condition

	2010	2009	2008
Income from Operations before Income Taxes	$2,781,796	$3,415,226	$2,961,311
Book Value Per Share	$1.17	$1.37	$1.22
Stockholders' Equity	$17,613,846	$20,731,111	$18,608,417
Statutory Capital and Surplus of Insurance Subsidiary	$16,157,260	$19,129,993	$16,964,513
A.M. Best Financial Rating	B+	B+	B+

The statutory capital and surplus of the insurance subsidiary decreased in 2010 primarily due to $5,400,000 of dividends paid to the Company.  In 2009 the statutory capital and surplus increased primarily due to income from operations.

Liquidity and Capital Resources

At December 31, 2010 the Company had liquid assets of $8,632,371 in cash, treasury bills, money market savings accounts, and money market funds.  Money market funds may be subject to withdrawal restrictions.  No such restrictions were in place at December 31, 2010.  All of the non-cash liquid assets can readily be converted into cash.

The major components of operating cash flows are premiums and investment income while policy benefits are the most significant cash outflow.  In 2010, BNLAC collected approximately $39.9 million of premiums and annuity deposits (gross before reinsurance) and $951,019 of net investment income. Another source of cash flow in 2010 was overwrite commissions of $2,409,860 on vision products. During the year the Company incurred $30,704,368 in policy benefits and other insurance costs.

The Company had a net increase in cash and cash equivalents of $542,268 in 2010 compared to an increase of $3,100,722 in 2009.  The increase in 2010 was primarily from cash flow from operations, the sale and maturity of investments and a decrease in the amount of fixed maturity securities purchased.

In 2010 the Company sold its bond investment that was Available for Sale.

All of the Company’s $14.7 million bond portfolio is classified as Held to Maturity and is carried on the Balance Sheet at amortized cost.  This classification reflects management's ability and intent to hold the bonds until maturity.  No adjustments to surplus are made as bond values change unless declines in market value are deemed to be other than temporary.

The table below details the unrealized gains and losses on the "Held to Maturity" bonds.

Portfolio Designated “Held to Maturity” December 31, 2010	Amortized Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$4,650,534	$50,212	$28,175	$4,672,571
Canadian government securities	478,623	-	3,095	475,528
Corporate securities	2,820,080	145,051	93,121	2,872,010
Mortgage-backed securities GNMA & FNMA CMO	6,757,202	308,004	28,204	7,037,002

Totals	$14,706,439	$503,267	$152,595	$15,057,111

The Company’s investments are primarily in U.S. Government and Government Agencies ($11,407,735 amortized book value), Canadian Government ($478,623 amortized book value) other investment grade bonds ($2,208,185 amortized book value) and less than investment grade ($611,896 amortized book value).

The table below details the unrealized gains and losses on the bonds that are less than investment grade.

Less Than Investment Grade Bonds December 31, 2010	S&P Rating	Amortized Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
CIT Group, Inc.	Not rated	$71,948	$583	$-	$72,531
Provident Companies Inc.	BBB-	139,948	22,097	-	162,045
MBIA Global	BB+	200,000	-	47,480	152,520
American General Finance	BB+	200,000	-	29,440	170,560

Totals		$611,896	$22,680	$76,920	$557,656

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

On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.  For various business reasons management of both companies deemed the amendment to be advantageous. Under the agreement, BNL has the right to convert the Debenture into a 51% ownership in EBI.  Such conversion right will continue during the extended maturity of the Debenture.  Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and in 2008 established an allowance for credit losses in the amount of $204,582 at the time the agreement was amended, resulting in a net book value of $1,152,825.

In 2010, one of the two original EBI shareholders agreed to sell her ownership in EBI to the other shareholder and pursue employment elsewhere.  Due to this change in ownership, the Company reanalyzed discounted expected future cash flows and increased its allowance for credit losses in the amount of $98,407, resulting in a book value of $1,054,418 at December 31, 2010.  Interest on the debentures is and has been current.

Other long-term investments also include an operating line of credit agreement in the amount of $0 and $27,215 in 2010 and 2009 respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2010.  The line of credit was at 8.00% with interest and principal paid monthly to BNLAC.

On November 5, 2001 the Company’s Board of Directors approved a settlement of the class action lawsuit (see "Legal Proceedings").  One term of the settlement was the issuance of Company bonds in the principal amount of $1.50 in exchange for each share of the Company’s common stock owned by the members of the class.  The Arkansas Insurance Commissioner has reviewed and approved the settlement. The bonds have a 12-year term and bear interest at the rate of 6% per annum, effective December 15, 2002 payable annually from the previous fiscal year’s earnings.  The total principal amount of bonds payable at December 31, 2010 is $1,300,708 compared to $1,323,388 at December 31, 2009.  Bond interest expense was $77,633, and $82,317 in 2010 and 2009; respectively.  BNLAC will pay dividends to BNL Financial Corporation for the payment of interest to the bondholders if permissible under Arkansas insurance laws. The maximum amount of dividends which can be paid by Arkansas domiciled insurance companies to shareholders without prior approval of the insurance commissioner is subject to restrictions relating to statutory surplus.    The Company does not expect the dividend restrictions to impact its ability to meet its cash needs.  The Company has no plan to start a sinking fund for payment of the principal at maturity.

In 2010, BNLAC paid dividends totaling $5,400,000 to BNLF for the payment of dividends to the Company’s shareholders and for other general operating funds compared to $800,000 dividends paid in 2009 for the payment of dividends to the Company’s shareholders and for other general operating funds.

The following table reflects all long-term contractual obligations of the Company as of December 31, 2010.

Long-Term Contractual Obligations *	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Bonds and Related Future Interest Payable**	$1,657,000	$78,000	$156,000	$1,423,000	$-
Operating Lease Obligations	$938,000	$377,000	$561,000	$-	$-
Liability for Future Policy Benefits (Note A.)	$8,067,452	$1,106,508	$1,740,298	$1,217,545	$4,003,101
Policy Claims Payable (Note B.)	$1,353,770	$1,353,770	$-	$-	$-
Liability for Annuity Deposits (Note C.)	$4,428,215	$83,208	$134,858	$179,094	$4,031,055
Supplementary Contracts (Note D.)	$30,099	$1,495	$2,948	$2,882	$22,774

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

NOTE A, Liabilities for Future Policy Benefits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled life block was assumed to surrender for its reserve at the end of 20 years.  Health blocks tested were projected using approximate means beyond 20 years.  Payments on blocks not initially modeled were projected on an approximate basis.  The total estimated future payments to be made relating to the Liability for Future Policy Benefits is stated as $8,067,452 which does not match the balance sheet liability total of $2,057,715 and the difference is $6,009,737.  This is primarily due to the fact that the estimated future payments presented in the long term contractual obligations table for Future Policy Benefits includes consideration for future premiums, investment income and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. Assumptions for estimating future payments are made regarding such items as interest earnings, mortality, morbidity, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding premium payments and withdrawals, mortality and morbidity improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect.   The determination of the amount of the future payments is based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of future payments will likely vary from that presented in the above table.

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

NOTE C, Annuity Deposits.

In calculating the payments above, BNLAC used models of the business created for statutory asset adequacy analysis.  The modeled annuity block was assumed to surrender for its reserve at the end of 20 years.  The total estimated future payments to be made relating to the Annuity Deposits liability is stated as $4,428,215 which does not match the balance sheet liability total of $2,384,264 and the difference is $2,043,951.   The balance sheet Annuity Deposit liability represents such items as deposits, premiums, investment income, expenses, and withdrawals which have already occurred while the total estimated future payments presented in this long term contractual obligations table are estimated using assumptions for future occurrences of such factors and other factors.  The estimated future payments are based on many significant assumptions regarding future occurrences such as future premium payments, interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding annuity deposits and withdrawals, mortality improvement or deterioration, and inflation.  Random fluctuation in experience could also have an effect. The determination of the Annuity Deposit estimated future payments is based upon estimates and the timing and amount of estimated future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

NOTE D, Supplementary Contracts.

The total estimated future payments to be made relating to the Supplementary Contracts without life contingencies liability is stated as $30,099 which does not match the balance sheet liability total of $41,932 and the difference is $(11,833). This is primarily due to the fact that the estimated future payments in this long term contractual obligations table for Supplementary Contracts includes consideration of future investment income, withdrawals (if permitted) and maintenance expenses and such assumptions, and perhaps other assumptions, may differ from the assumptions initially used to establish the balance sheet liability.  The estimated future payments presented in the long term contractual obligations table are based on current assumptions while the balance sheet liability is based on assumptions locked in at the date the policy was approved for issue. The estimated future payments are based on many significant assumptions regarding future occurrences such as interest earnings, mortality, and persistency. It is likely that the actual experience will deviate from these assumptions – sometimes materially. A number of factors can have an effect such as economic conditions, changes in policyholder actions regarding withdrawals (if allowed), and mortality improvement or deterioration.  Random fluctuation in experience could also have an effect. The Supplementary Contracts estimated future payments are based upon estimates and the timing and amount of future payments is not always reasonably fixed and determinable. Because of the above considerations, the amounts and timing of estimated future payments will likely vary from that presented in the above table.

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

Results of Operations
Premium income was $39,868,611 in 2010, $41,609,604 in 2009 and $43,456,024 in 2008.  The decreases in 2010 and 2009 were due to a decrease in new sales of dental insurance primarily as a result of the impact of the recession on voluntary employee benefits.

Net investment income was $951,019 in 2010, $1,122,698 in 2009 and $1,170,901 in 2008, a decrease of 4% in 2009, and a decrease of 15% in 2010. The decrease in 2010 was primarily due to the reduction in fixed maturities and the increase in short term investments with lower yields.  The decrease in 2009 was due to an increase in short term investments with lower yields.

The Company receives marketing fees from EBI in accordance with a marketing agreement entered into in 2001.  The Company received marketing fees of $0 in 2010, $25,000 in 2009 and $0 in 2008.  By mutual agreement, EPSI ceased paying the Company marketing fees in 2008 and 2010 due to reductions in working capital.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, on which BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $2,409,860, $2,386,148 and $2,263,529 in 2010, 2009 and 2008, respectively.  The vision income increased by 1% and 5% in 2010 and 2009, respectively, primarily due to the addition of group voluntary vision plans.

The Company had a realized gain on debt extinguishments of $4,536 in 2010, $27,176 in 2009 and $44,370 in 2008 due to the purchase of debentures payable at less than par value.  The Company purchased fewer debentures in 2010 and 2009 than it did in 2008, which resulted in less realized gain in debt extinguishments.

Realized gains (losses) on sale or maturities of investments were $139,605 in 2010, $100,792 in 2009 and $16,729 in 2008. The realized gains in 2010 were primarily due to the $154,000 gain on the sale of Ford Motor Company bonds that were written down by $145,864 in 2008. In 2009 the Company had a $20,000 gain on the maturity of General Motors Acceptance Corporation bonds and $79,905 gain on the sale of U.S. Treasury bonds.  The gain in 2008 was primarily due to gains on government agency bonds that were called.

Realized losses on other than temporary impairments were ($146,170) in 2010, $(42,280) in 2009 and ($496,446) in 2008. The impairments in 2010 were due to the write down of Treaty Oak Bank common stock in the amount of $47,763 and the write down of a loan to EPSI Benefits Inc. in the amount of $98,407.  The Company has a $1,357,407 convertible debenture loan investment (“Debenture”) at 14% to EPSI Benefits, Inc. (“EBI”) that is scheduled to mature August 15, 2020.  Monthly principal payments were scheduled to begin on September 15, 2008, however on July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments will start on September 15, 2013.  Due to the extension of the commencement of principal payments and maturity of the Debenture noted above, the Company was required to establish an allowance for credit losses in the amount of $204,582 in 2008.  In 2010 one of the two original EBI shareholders agreed to sell her ownership in EBI to the other shareholder and pursue employment elsewhere.  Due to this change in ownership, the Company increased its allowance for credit losses in the amount of $98,407.  In 2009 the Company wrote down CIT Group Inc. bonds by $42,280.  In 2008 the Company wrote down Washington Mutual bonds from $126,000 to $0 to reflect their status as worthless.  In 2008 management determined Ford Motor Company and General Motors Acceptance Corporation bonds were other than temporarily impaired and wrote down Ford Motor Company from $187,864 to $42,000 and General Motors Corporation from $100,000 to $80,000.  The aggregate realized loss on the bonds in 2008 was $291,864

Decreases in liability for future policy benefits were ($90,098), ($66,596) and ($39,268) in 2010, 2009 and 2008, respectively. The decrease for all three years was primarily due to the decrease in the amount of life insurance in force.

Policy benefits and other insurance costs decreased from $32,978,610 in 2008, to $31,805,555 in 2009 and to $30,704,368 in 2010.  The decrease in 2010 was primarily due to an approximately $802,000 decrease in claims expense, which was off set by $73,000 of which resulted from an overestimation of claims payable at December 31, 2009.  The decrease in 2009 was primarily due to an approximately $882,000 decrease in claims expense, $146,000 of which resulted from an overestimation of claims payable at December 31, 2008.  The claims ratio on group dental insurance, which represents the ratio of claims incurred to premium earned, was 62.8% in 2010, 62.2% in 2009 and 61.9% in 2008.

Amortization of deferred policy acquisition costs was $30,214 in 2010, $30,308 in 2009 and $40,564 in 2008. Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990.  Amortization expense per year may vary in relation to lapses or surrenders of the existing block of business.

Operating expenses were $8,457,312 in 2010, $8,716,583 in 2009 and $9,055,261 in 2008. In 2010 operating expenses continued to decrease due to a reduction in payroll expense and claims administration expense which is directly related to the  decrease in business in force.  The decrease of approximately $338,678 in 2009 was primarily due to a decrease in executive incentive bonuses, claims administrative expense and printing and stationary expense.  The decrease in the expense lines was primarily due to the decrease in the number of policies in force.

Taxes other than on income were $1,343,869 in 2010, $1,328,062 in 2009 and $1,458,629 for 2008. The increase in 2010 was primarily due to an underestimation of the premium tax accrual at December 31, 2009.  The decrease for 2009 is primarily due to a decrease in premium taxes on fewer premiums collected.

In 2010, the consolidated income from operations before taxes was $2,781,796 compared to $3,415,226 in 2009 and $2,961,311 in 2008.  The 2010 decrease was due to the lower premium and investment income and the increased loss ratio. The increase in 2009 was primarily due to the increase in realized gains and decrease in operating expenses.

Earnings per share were $0.15, $0.19, and $0.16 in 2010, 2009 and 2008, respectively.  The effect of the treasury shares acquired in 2010, 2009 and 2008 (see Market for Stock) had no affect on earnings per share.

The provision for income taxes was $547,080 in 2010, $597,381 in 2009 and $594,839 in 2008.  For the periods ended December 31, 2010, 2009 and 2008, the Company had $480,080, $647,381 and $663,441 of current tax expense and $67,000 of deferred tax expense in 2010 and $50,000 and $68,602 of deferred tax credit in 2010 and 2009.   Fluctuations in tax expense are primarily due to changes in taxable income, limitations on net operating losses utilized and adjustments in estimates for income taxes in prior years.

For the year ended December 31, 2010, other comprehensive income (losses) was $9,539 compared to $196,976 in 2009 and $(283,566) for the same period in 2008.  In 2010 comprehensive income was due to an increase in the market value of equity securities.  Comprehensive income for 2009 was primarily due to an increase in the market value of available for sale fixed maturities and equity securities.  The comprehensive loss in 2008 was due to the decrease in the market value of equity securities.

Future Marketing Plans
In 2011 we continue to focus on recruiting new brokers, marketing in states where we have little or no premium income and expanding our product portfolios.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies.  The Company’s conservative investment philosophies minimize market risk and risk of default by investing in high quality debt instruments, with staggered maturity dates.  We did not have financial instruments to manage and reduce the impact of changes in interest rates at December 31, 2010 and December 31, 2009. We held various financial instruments at December 31, 2010 and 2009, consisting of financial assets reported in our Consolidated Balance Sheets (refer to Note 4).  See page 17 for information on less than investment grade bonds held by the Company.

Interest Rate Risk – We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds.  The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.  The estimated fair value of our fixed maturity securities at December 31, 2010 and December 31, 2009 was $15,057,111 and $18,570,332 respectively.

A one percentage point increase in prevailing interest rates would result in a decrease in the estimated fair value of fixed maturity securities held at December 31, 2010 of approximately $306,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the twelve months of 2010, resulting from a one percentage point increase in interest rates, would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have exposure to foreign exchange rate risk in our $475,000 investment in Canadian Government bonds denominated in Canadian dollars.  We do not currently engage in any operations outside of the United States.

Commodity Price Risk – We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Fair value of equity securities at December 31, 2010 totaled $909,124, or only 3.6% of total investments and cash on a consolidated basis.   We do not hedge our equity price risk.  As of December 31, 2010 a 20% adverse change in equity prices would result in an approximate $191,980 decrease in the fair value of our equity securities.

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

ITEM 9A. Controls and Procedures

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This included policies and procedures that (a) pertain to the maintenance of records in reasonable detail which accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and our receipts and expenditures are being made in accordance with authorizations of our management or directors, as applicable; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets which could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2010.  This annual report does not include an attestation report of our independent registered public firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2010, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 in recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

In addition, during our last fiscal quarter for 2010, no change occurred in our internal control over financial reporting which was identified by management’s evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Management Report on Internal Control over Financial Reporting is deemed to be “furnished” and not “filed” under Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and it is not incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 9B. Other Information

All information required to be disclosed in a report on Form 8K during the fourth quarter was reported on Form 8K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant

The directors and executive officers of the Company are as follows:

Name	Age	First Became Director or Executive Officer	Position
Wayne E. Ahart	70	1984	Chairman of the Board and Director
C. Donald Byrd	69	1984	Vice Chairman of the Board and Director
Kenneth Tobey	52	1994	President and Director
Barry N. Shamas	63	1984	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director
Cecil Alexander	74	1994	Director
Richard Barclay	73	1994	Director
Eugene A. Cernan	76	1994	Director
Hayden Fry	81	1984	Director
John Greig	75	1984	Director
Roy Ledbetter	80	1994	Director
John E. Miller	81	1994	Director
C. James McCormick	85	1984	Director
Robert R. Rigler	87	1989	Director
L. Stan Schoelerman	85	1984	Director

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

Cecil L. Alexander retired Vice President of Public Affairs for Arkansas Power & Light Company, where he was employed from 1980 until 2000.  Prior to joining the AP&L Executive Staff, Mr. Alexander served for 16 years in the Arkansas General Assembly, and during 1975-76, was Speaker of the House of Representatives.  From 1971 – 1980 Mr. Alexander was  involved in the real estate business as a partner in Heber Springs Realty.  He is a past president of the Cleburne County Board of Realtors and has served on the governmental affairs committee of the Arkansas Association of Realtors.  Alexander is currently on the Board of Directors of First Arkansas Bank and Trust of Jacksonville, Arkansas.  He is presently Chairman of the Arkansas Racing Commission where he has served for 18 years.

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

John Greig has been President of Greig and Co. from 1967 - 2007.  He is a Director and Chairman of the Board of Northstar Bank, NW., Estherville, Iowa.  He has been President of the Iowa Cattlemen's Association (1975-1976) and a member of the Executive Committee of the National Cattlemen's Association (1975-1976).  He was a member of the Iowa Board of Regents from 1985 to 1991.  He was elected as an Iowa State Representative from 1993 to 1999.

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

C. James McCormick is former Chairman of the Board of McCormick, Inc., Best Way Express, Inc., and President of JAMAC Corporation, all of Vincennes, Indiana.  He is the owner of CJ Leasing, LLC.  Mr. McCormick is former Chairman of the Board of Directors and CEO of First Bancorp, Vincennes, Indiana; present member and former Chairman of the Vincennes University board of trustees and a Life Director of the Indiana Chamber of Commerce; and a former member of the Young President's Organization.  He is a former Chairman of the Board of the American Trucking Associations.  Mr. McCormick is a Past Chairman of the National Board of Trustees of The Fellowship of Christian Athletes.

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

Additional information required by this item is incorporated by reference from the Company’s 2010 Proxy Statement for its annual meeting of shareholders scheduled for May 26, 2011 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s 2010 Proxy Statement for its annual meeting of shareholders scheduled for May 26, 2011 and the sections therein entitled “Beneficial Ownership of Common Stock,” “Corporate Governance,” “Audit Committee Charter and Report,” “Compensation Committee Charter,” “Purposes and Processes and Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table reflects the persons known to the Company to be the beneficial owners of 5% or more of the Company's voting securities as of December 31, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class as of December 31, 2010

Common Stock	Wayne E. Ahart	4,712,216(2)	31.24%
	8017 Cobblestone
	Austin, TX 78735

Common Stock	Barry N. Shamas	2,801,816(3)	18.58%
	1095 Hidden Hills Dr
	Dripping Springs, TX 78620

Common Stock	C. Don Byrd	1,852,719 (4)	12.28%
	1725 S. 50th Unit 144
	W. Des Moines, IA 50265

Common Stock	Kenneth Tobey	1,161,762	7.70%
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

Security Ownership of Management
The following table sets forth, as of December 31, 2010, certain information concerning the beneficial ownership of the Company's Common Stock by each director of the Company and by all directors and officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership1	Percent of Class as of December 31, 2009
Common	Wayne E. Ahart	4,712,2162	31.24%
Common	Cecil L. Alexander	37,088	0.25%
Common	Richard L Barclay	48,788	0.32%
Common	Ken Barr	7,300	0.05%
Common	Tammy Barr	20,300	0.14%
Common	C. Donald Byrd	1,852,7193	12.28%
Common	Eugene A. Cernan	37,088	0.25%
Common	Jeffrey A. Drees	38,843	0.26%
Common	Hayden Fry	69,272	0.47%
Common	John Greig	50,353	0.33%
Common	Roy E. Ledbetter	37,088	0.25%
Common	C. James McCormick	13,708	0.09%
Common	John E. Miller	47,111	0.31%
Common	Jerry Ouzts	20,000	0.13%
Common	Pamela C. Randolph	10,905	0.07%
Common	Robert R Rigler	3,295	0.02%
Common	Barry N. Shamas	2,801,8164	18.58%
Common	Stanley Schoelerman	20,000	0.13%
Common	Kenneth Tobey	1,161,762	7.70%
Common	All Officers and Directors as a group (19 persons)	10,989,652	72.87%

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

ITEM 13. Certain Relationships and Related Transactions and Directors Independence

None

ITEM 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the Company’s 2010 Proxy Statement for its annual meeting of shareholders scheduled for May 26, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2011.

BNL FINANCIAL CORPORATION

By:	/s/ Wayne E. Ahart
Wayne E. Ahart
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Wayne E. Ahart		03/29/2011
Wayne E. Ahart	Chairman of the Board, Director (Principal Executive Officer)
/s/ C. Donald Byrd		03/29/2011
C. Donald Byrd	Vice Chairman of the Board and Director
/s/ Kenneth Tobey		03/29/2011
Kenneth Tobey	President and Director
/s/ Barry N. Shamas		03/29/2011
Barry N. Shamas	Executive Vice President, Treasurer, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ Hayden Fry		03/29/2011
Hayden Fry	Director
/s/ John Greig		03/29/2011
John Greig	Director
/s/ C. James McCormick		03/29/2011
C. James McCormick	Director

/s/ Robert R. Rigler		03/29/2011
Robert R. Rigler	Director
/s/ Stanley Schoelerman		03/29/2011
Stanley Schoelerman	Director
/s/ Cecil Alexander		03/29/2011
Cecil Alexander	Director
/s/ Richard Barclay		03/29/2011
Richard Barclay	Director
/s/ Eugene A. Cernan		03/29/2011
Eugene A. Cernan	Director
/s/ Roy Ledbetter		03/29/2011
Roy Ledbetter	Director
/s/ John E. Miller		03/29/2011
John E. Miller	Director

ANNUAL REPORT ON FORM 10-K
ITEM 15 (a) AND 15 (d)
FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNL Financial Corporation and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

Oklahoma City, Oklahoma                                                                              SMITH, CARNEY & CO., p.c.
March 31, 2011                                                                                                /s/ Smith, Carney & Co., p.c.

BNL Financial Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,
ASSETS	2010	2009
Cash and cash equivalents	$8,632,371	$8,090,103
Investments in fixed maturities at fair value, Available for Sale (amortized cost $0; $42,000, respectively)	-	146,720
Investments in fixed maturities at amortized cost, Held to Maturity (fair value $15,057,111; $18,423,612, respectively)	14,706,439	18,358,628
Other long-term investments - (Note 4)	1,054,418	1,180,041
Investment in equity securities, at fair value (cost $834,268, $711,915, respectively)	909,124	674,671
Total Investments, Including Cash and Cash Equivalents	25,302,352	28,450,163

Accrued investment income	90,093	128,469
Leasehold improvements, furniture and equipment, net	784,529	835,367
Deferred policy acquisition costs	223,041	253,254
Policy loans	160,120	162,395
Receivable from reinsurer	52,015	47,475
Premiums due and unpaid	936,941	967,508
Deferred income tax assets	40,274	106,000
Intangible assets	119,593	125,408
Other assets	218,211	292,002

Total Assets	$27,927,169	$31,368,041

LIABILITIES
Liabilities for future policy benefits	$2,057,715	$2,143,273
Policy claims payable	1,353,770	1,348,590
Annuity deposits	2,384,264	2,505,778
Deferred annuity profits	175,074	201,492
Premium deposit funds	20,088	20,547
Supplementary contracts without life contingencies	41,932	36,791
Advanced and unallocated premium	1,154,715	968,159
Commissions payable	536,781	615,455
Accrued taxes and expenses	298,462	406,932
Bonds payable	1,300,708	1,323,388
Other liabilities	989,814	1,066,525
Total Liabilities	10,313,323	10,636,930

SHAREHOLDERS’ EQUITY
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,704,089	5,725,590
Accumulated other comprehensive income	45,581	36,042
Accumulated surplus	12,041,213	15,092,975
Treasury stock, at cost, 382,030; 343,194; shares, respectively	(486,316)	(432,775)
Total Shareholders' Equity	17,613,846	20,731,111

Total Liabilities and Shareholders' Equity	$27,927,169	$31,368,041

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Income
Premium income	$39,868,611	$41,609,604	$43,456,024
Net investment income	951,019	1,122,698	1,170,901
Marketing fees	-	25,000	-
Vision insurance income	2,409,860	2,386,148	2,263,529
Realized gain on debt retirements	4,536	27,176	44,370
Realized gains on sales or maturities	139,605	100,792	16,729
Realized losses on other than temporary Impairments	(146,170)	(42,280)	(496,446)

Total Income	43,227,461	45,229,138	46,455,107

Expenses
Decrease in liability for future policy benefits	(90,098)	(66,596)	(39,268)
Policy benefits and other insurance costs	30,704,368	31,805,555	32,978,610
Amortization of deferred policy acquisition costs	30,214	30,308	40,564
Operating expenses	8,457,312	8,716,583	9,055,261
Taxes, other than on income	1,343,869	1,328,062	1,458,629

Total Expenses	40,445,665	41,813,912	43,493,796

Income from Operations before Income Taxes	2,781,796	3,415,226	2,961,311

Provision for income taxes	547,080	597,381	594,839

Net Income	$2,234,716	$2,817,845	$2,366,472

Net income per common share (basic and diluted)	$0.15	$0.19	$0.16

Weighted average number of fully paid common shares	15,102,610	15,137,299	15,211,961

Net Income (as above)	$2,234,716	$2,817,845	$2,366,472

Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period (net of $12,726, $10,463 and ($47,777) of deferred taxes in 2010, 2009 and 2008; respectively)	66,118	248,060	(516,795)
Reclassification adjustment for (gain) loss included in net income	(56,579)	(51,084)	233,229

Other Comprehensive Income (Loss)	9,539	196,976	(283,566)

Comprehensive Income	$2,244,255	$3,014,821	$2,082,906

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2010, 2009 and 2008

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Surplus	Income	Stock
Balance, December 31, 2007	15,463,965	$309,279	$5,751,240	$11,426,539	$122,630	$(312,816)

Accumulated other comprehensive income	-	-	-	-	(283,566)	-
Purchase of treasury stock	-	-	-	-	-	(20,858)
Stock options exercised	-	-	(2,775)	-	-	12,626
Dividends	-	-	-	(760,356)	-	-
Net income	-	-	-	2,366,472	-	-
Balance, December 31, 2008	15,463,965	$309,279	$5,748,465	$13,032,655	$(160,934)	$(321,048)

Accumulated other comprehensive income	-	-	-	-	196,976
Purchase of treasury stock	-	-	-	-	-	(155,352)
Stock options exercised	-	-	(22,875)	-	-	43,625
Dividends	-	-	-	(757,525)	-	-
Net income	-	-	-	2,817,845	-	-
Balance, December 31, 2009	15,463,965	$309,279	$5,725,590	$15,092,975	$36,042	$(432,775)

Accumulated other comprehensive income	-	-	-	-	9,539	-
Purchase of treasury stock	-	-	-	-	-	(105,046)
Stock options exercised	-	-	(21,500)	-	-	51,500
Dividends	-	-	-	(5,286,478)	-	-
Net income	-	-	-	2,234,716	-	-
Balance, December 31, 2010	15,463,965	$309,279	$5,704,090	$12,041,213	$45,581	$(486,316)

The accompanying notes are an integral part of the consolidated financial statements.

BNL Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$2,234,716	$2,817,845	$2,366,472
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	(139,605)	(61,548)	482,137
Realized (gain) loss on sale of furniture and equipment	(1,948)	3,036	(2,420)
Realized gain on debt extinguishments	(4,536)	(27,176)	(44,370)
Depreciation	292,072	304,625	284,324
Decrease (increase) in deferred tax asset	67,000	(50,000)	(68,602)
Increase in and amortization of deferred acquisition costs, and bond issuance cost	36,029	36,123	46,379
Accretion of bond premium (discount)	18,640	17,529	(11,652)
Change in assets and liabilities:
Decrease in accrued investment income	38,375	53,053	38,939
(Increase) decrease in receivable from reinsurer	(4,540)	(921)	6,829
Decrease in premiums due and unpaid	30,566	145,793	348,166
Decrease in liability for future policy benefits	(85,558)	(65,675)	(46,097)
Increase (decrease) in policy claims payable	5,180	(363,550)	(594,149)
Increase (decrease) in annuity deposits and deferred profits	(147,932)	(47,177)	37,743
Decrease in premium deposit funds	(459)	(1,301)	(3,469)
Increase (decrease) in advanced and unallocated premium	186,556	(67,964)	(1,183,306)
Increase (decrease) in commissions payable	(78,674)	19,967	81,474
Other, (decrease) increase	(111,969)	(319,430)	266,181
Net Cash Provided by Operating Activities	2,333,912	2,393,229	2,004,579

Cash Flows from Investing Activities
Proceeds from sales of investments	81,686	-	4,375
Proceeds from maturity or redemption – Available For Sale	196,000	482,964	-
Proceeds from maturity or redemption - Held to Maturity Investments	10,787,326	13,340,133	12,002,977
Proceeds from sale of furniture and equipment	20,498	2,959	17,000
Purchase of equity securities	(270,473)	(12,086)	(330,601)
Purchase of furniture, equipment and leasehold improvements	(259,784)	(97,316)	(200,122)
Purchase of fixed maturity securities, Held to Maturity	(6,989,863)	(12,071,571)	(12,631,782)
Other Investments - Line of credit - receipt	27,215	44,568	40,863
Net Cash Provided by (Used in) Investing Activities	3,592,605	1,689,651	(1,097,290)

Cash Flows from Financing Activities
Purchase of treasury stock	(105,041)	(155,352)	(16,686)
Dividends to shareholders	(5,286,478)	(757,525)	(760,358)
Net change in supplementary contracts	5,141	2,686	28,200
Stock options exercised	30,000	20,750	12,875
Debt extinguishments	(27,871)	(92,717)	(119,922)
Net Cash Used in Financing Activities	(5,384,249)	(982,158)	(855,891)
Net Increase in Cash and Cash Equivalents	542,268	3,100,722	51,398
Cash and Cash Equivalents, Beginning of Period	8,090,103	4,989,381	4,937,983

Cash and Cash Equivalents, End of Period	$8,632,371	$8,090,103	$4,989,381

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

The Company’s principal activity is the sale of individual and group life and accident and health insurance within the United States.    The most significant income component is sales of dental insurance for which the maximum annual risk per policy is $2,000.  See Note 10.  The Company is licensed to sell in 48 states and the District of Columbia as of December 31, 2010.  See Note 2.  Substantially all of the Company's life insurance in force is nonparticipating business.

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

For annuity contracts without mortality risk, net premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense.  Expenses incurred and fees charged upon issuance are deferred and recognized in relationship to the amount of funds held.  This deferred annuity profit is being amortized based on lapse and mortality assumptions (maximum of 30 years) which are revised periodically to reflect actual experience.  Increases in the liability account for interest credited to contracts are charged to expense.  The interest rate assumptions were 4.0% during 2010 and 2009.

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

Pertaining to cash flow, cash equivalents are carried at amortized cost, which approximates fair value.  Cash equivalents represent other short-term securities.  For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments to be cash equivalents. Cash equivalents include money market funds that may be subject to withdrawal restrictions.  No such restrictions were in place at December 31, 2010. The Company made cash debenture interest payments of $77,634, $82,317 and $97,424 in 2010, 2009 and 2008; respectively.  The Company made cash payments for income taxes of $532,000, $630,000 and $550,000 in 2010, 2009 and 2008, respectively.

Leasehold improvements and furniture and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred.  Provision for depreciation is made on the basis of estimated useful lives of 3 to 10 years utilizing the straight-line method.  Leasehold improvements are amortized over the lease term.  Accumulated depreciation and amortization totaled $1,553,774 and $1,353,056 at December 31, 2010 and 2009, respectively.  Depreciation and amortization expense was $292,072, $304,624, and $284,324, for the years ended December 31, 2010, 2009 and 2008, respectively.

Other assets include agents’ balances of $55,173 and $66,240 at December 31, 2010 and 2009, respectively, after reduction for allowance of doubtful accounts.  The allowance account had a credit recorded of $2,067, $2,386 and $5,615 in 2010, 2009 and 2008, respectively.

Intangible assets include the cost of 26 state licenses acquired in 1991 as part of the Statesmen Life Insurance Company acquisition and certain loan acquisition costs. These assets must be periodically tested for impairment of their market value and written off immediately to the extent the value is found to be impaired.  The Company tested its intangible assets for impairment by evaluating the future benefit of the underlying investments or rights acquired in association with these assets.  No impairment expense was recognized in 2010, 2009 or 2008.  Amortization expense of approximately $5,815 was recorded for each of the years ended December 31, 2010, 2009 and 2008, respectively.

The Company accounts for the 1994 Brokers and Agents Stock Option Plan and the 2002 Nondirector, Nonexecutive Stock Option Plan using the fair value method as required by ASC 718.  Under this method the fair value of the options granted is recorded as expense at the date of grant for fully vested instruments.  See Note 9.

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

2.  Shareholders' Equity

In 2010 the Company purchased 83,837 shares of its common stock for $105,041and in 2009 the Company purchased 123,855 shares of its common stock for $155,352 from its shareholders.

At December 31, 2010 and 2009, shareholders' equity includes approximately $17,538,044 and $20,580,513, respectively, of BNLAC net assets.  The ability of BNLAC to pay dividends to the Company is restricted under Arkansas insurance laws and must be approved by the insurance commissioner if it exceeds the lesser of 10% of surplus or net gain from operations for the year.  In 2010 BNLAC paid the Company $1,600,000 of ordinary dividends and $3,800,000 of extraordinary dividends which were primarily used to pay dividends to the Company’s shareholders.  BNLAC paid the Company $800,000 of ordinary dividends in 2009.  In 2008 BNLAC paid the Company $1,300,000 in ordinary dividends which were used to purchase the Company’s common stock and for operating expenses.  BNLAC paid dividends of $5,400,000, $800,000 and $1,300,000 to the Company in 2010, 2009 and 2008, respectively.

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

Capital and surplus and net income of BNLAC as reported on a statutory basis are as follows:

	December 31,
	2010	2009	2008

Capital and Surplus	$16,157,260	$19,129,993	$16,964,513

Net Income	$2,291,573	$2,733,185	$2,630,151

The following is a reconciliation of consolidated net income and shareholders’ equity per the financial statements included herein to BNLAC unconsolidated net income and capital and surplus on a statutory basis:

2.  Shareholders' Equity (continued)

	December 31, 2010		December 31, 2009		December 31, 2008
	Income	Capital and Surplus	Income	Capital and Surplus	Income	Capital and Surplus
Consolidated reporting under
generally accepted accounting principles	$2,234,716	$17,613,846	$2,817,845	$20,731,111	$2,366,472	$18,608,417
Attributable to Parent Company	(113,277)	75,802	(44,533)	150,598	(267,204)	284,758

Brokers National Life Assurance Company	2,347,993	17,538,044	2,862,378	20,580,513	2,633,676	18,323,659

Deferred acquisition costs	30,216	(223,041)	30,308	(253,254)	40,564	(283,561)
Reserve and premium adjustments	(34,824)	184,169	(15,698)	209,877	11,899	206,302
Interest maintenance reserve/AVR	(96,535)	(762,688)	(36,511)	(608,509)	22,322	(426,376)
Unrealized appreciation of securities	-	74,856	-	(46,334)	-	(270,084)
Annuity deposits and related adjustments	600	175,075	(66,258)	201,492	21,896	231,263
Income tax credit	(58,000)	(75,726)	(53,000)	30,000	(59,000)	10,000
Other	102,123	(753,429)	11,966	(983,792)	(41,206)	(826,690)

BNLAC Statutory Basis	$2,291,573	$16,157,260	$2,733,185	$19,129,993	$2,630,151	$16,964,513

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

At December 31, 2010 and 2009, respectively, the Company had gross deferred tax assets of $983,702 and $1,037,858 with corresponding valuation allowances of $714,058 and $683,058, and gross deferred tax liabilities of $229,370 and $248,800, resulting from net operating loss carryovers and temporary differences primarily related to the life insurance subsidiary. The valuation allowance is primarily due to statutory limitations on the use of net operating losses and uncertainty as to usage of AMT credit carryover.  The resulting net deferred tax asset at December 31, 2010 is $40,274 compared to a deferred tax asset of $106,000 at December 31, 2009.  Realization of the deferred tax asset is dependent on generating sufficient taxable income eligible to be offset by the net operating losses prior to expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The provision for income tax is as follows:

	2010	2009	2008

Current tax provisions	$480,080	$647,381	$663,441
Deferred tax provision	67,000	(50,000)	(68,602)

Total income tax provision	$547,080	$597,381	$594,839

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

3.  Income Taxes (continued)

	2010	2009	2008

Book income before tax	$2,781,796	$3,415,226	$2,961,311

Income tax computed at statutory rate (34%)	$945,810	$1,161,177	$1,006,845
Valuation allowance for AMT credit	99,000	10,770	(17,000)
Revision of valuation allowance	(31,000)	18,356	94,052
Rate differential	(466,730)	(592,922)	(489,058)

Total income tax provision	$547,080	$597,381	$594,839

The Company has net operating loss carry forwards for income tax purposes at December 31, 2010 as follows:

Expiring	NOL

2011	$66,000
2012	193,000
2018	105,000
2019	32,000
2020	59,000
2028	31,000
$486,000

In accordance with accounting rules that prescribe when to recognize and how to measure the financial statement effects, if any, of income tax positions taken or expected to be taken on its income tax returns, management has evaluated the likelihood that, upon examination by relevant taxing jurisdictions, income tax positions would be sustained.

Based on that evaluation, if it were more than 50% probable that a material amount of income tax would be imposed at the entity level upon examination by the relevant taxing authorities, a liability would be recognized in the accompanying balance sheet along with any interest and penalties that would result from the assessment.  Should any such penalties and interest be incurred, the Company’s policy would be to recognize them as operating expenses.

Based on the results of management’s evaluation, no liability was recognized in 2010 or 2009 on the Company’s financial statements.  Further, no interest or penalties have been accrued or charged to expense as of December 31, 2010 or 2009.

The Company’s income tax returns are subject to examination by taxing authorities for a period of three years from the date they are filed.  As of December 31, 2010, years 2007-2009 are subject to examination.

4.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$4,650,534	$50,212	$28,175	$4,672,571
Canadian government securities	478,623	-	3,095	475,528
Corporate securities	2,820,080	145,051	93,121	2,872,010
Mortgage-backed securities GNMA & FNMA CMO	6,757,202	308,004	28,204	7,037,002

Totals	$14,706,439	$503,267	$152,595	$15,057,111

4.  Investments (continued)

Portfolio Designated “Held to Maturity” (Note 1) December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$6,735,952	$40,338	$75,870	$6,700,420
Corporate securities	3,741,414	156,296	175,440	3,722,270
Mortgage-backed securities GNMA and FNMA CMO	7,881,262	167,694	48,034	8,000,922

Totals	$18,358,628	$364,328	$299,344	$18,423,612

Portfolio Designated “Available for Sale” (Note 1) December 31, 2009
US Treasury securities and obligations of US government corporations and agencies	$42,000	$104,720	$-	$146,720

Totals	$42,000	$104,720	$-	$146,720

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity
	December 31, 2010
	Amortized Cost	Estimated Market Value

Due in one year or less	$1,339,914	$1,360,319
Due after one year through five years	2,670,688	2,711,424
Due after five years through ten years	2,283,723	2,290,000
Due after ten years	1,403,598	1,381,341
	7,697,923	7,743,084

Mortgage-backed securities	7,008,516	7,314,027

	$14,706,439	$15,057,111

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the years ended December 31, 2010, 2009 and 2008 were $10,983,326, $13,823,097, and $12,002,977 respectively.  Gross gains were $156,329, $103,828 and $10,863 and gross losses were $0, $0 and $0 as of December 31, 2010, 2009 and 2008, respectively.

Included on the balance sheet in Accumulated Other Comprehensive Income are gross unrealized gains of $223,441, $238,141 and $101,449 and gross unrealized losses of $148,585, $170,665 and $432,245 as of December 31, 2010, 2009 and 2008, respectively.  No other than temporary impairments of “Held to Maturity” investments are recognized in accumulated other comprehensive income.

4.  Investments (continued)

Investment in equity securities at December 31, 2010 and 2009 represents common and preferred stock investments as follows:

	2010		2009
	Cost	Market Value	Cost	Market Value

Banks, trusts and insurance companies	$81,183	$10,050	$93,269	$41,901
Industrial, savings and loans and other	753,085	899,074	618,646	632,770

	$834,268	$909,124	$711,915	$674,671

Net investment income for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Interest on debt securities and cash investments	$950,142	$1,127,883	$1,174,759
Dividends on equity securities	16,986	12,309	11,989

	967,128	1,140,192	1,186,748
Investment expenses	(16,109)	(17,494)	(15,847)

Net Investment Income	$951,019	$1,122,698	$1,170,901

Net realized gains and losses are summarized below:

	2010	2009	2008

Debt securities	$57,921	$70,402	$(482,137)
Equity securities	(66,434)	(8,854)	-
Fixed assets	1,948	(3,036)	2,420

	$(6,565)	$58,512	$(479,717)

Other long-term investments of $1,054,418 and $1,180,041 in 2010 and 2009 respectively, consists of, in part, a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”), originally dated July 25, 2001.  The loan bears interest at a rate of 14% and the maturity of the Debenture was August 15, 2015. Monthly principal payments were scheduled to begin on September 15, 2008, and the total principal amount is $1,357,407.

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

Because of the extension of the commencement of principal payments and maturity of the Debenture, the Company analyzed discounted expected future cash flows in accordance with applicable generally accepted accounting principles and established an allowance for credit losses in the amount of $204,582 as of December 31, 2008, resulting in a net book value of $1,152,825.  In the fourth quarter of 2010, one of the two original EBI shareholders agreed to sell her ownership in EBI to the other shareholder and pursue employment elsewhere.  Due to this change in ownership, the Company increased its allowance for credit losses in the amount of $98,407 resulting in a net book value of $1,054,418.

4.  Investments (continued)

In the third quarter of 2010 the Company recognized an other than temporary impairment on the 6,100 shares of common stock of Treaty Oak Bank for a realized loss of $47,763.  The stock was purchased for $50,813 or $8.33 a share.  The bank’s stock price decreased to $0.50 at September 30, 2010 due to problem commercial loans.

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

The average recorded investment on impaired debenture during the period ended December 31, 2010 was $1,152,825.  Interest income recognized in 2010 on the impaired debenture was $190,037.

Activity in the allowance for credit losses is as follows:

2010
Beginning Balance	$246,862
Additions charged to operations	146,170
Direct write downs	(90,043)
Recoveries previously charged to operations	-

Ending Balance	$302,989

There was no other-than-temporary impairment recognized in 2010 other than the credit losses recognized above and therefore no other than temporary impairment included in accumulated other comprehensive income.

Other long-term investments also include an operating line of credit agreement in the amount of $0 and $27,215 in 2010 and 2009, respectively.  The agreement provided EPSI with a $200,000 line of credit maturing August, 2011.  The line of credit was at 6.75% and was paid in full in the third quarter of 2010.

Regulatory authorities require certain Company investments to be deposited or pledged for the benefits of policyholders as a condition of doing business in certain states.  The book values of these investment deposits are approximately $4,752,668 and $4,601,528 as of December 31, 2010 and 2009, respectively.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in Fixed Maturities, Held to Maturity

US Treasury securities and obligations of US government corporations and agencies	$2,371,683	$28,175	$-	$-	$2,371,683	$28,175
Canadian government securities	475,528	3,095	-	-	475,528	3,095
Corporate securities	94,984	8,614	665,493	84,507	760,477	93,121
Mortgage-backed securities GNMA and FNMA CMO	443,351	24,338	300,295	3,866	743,646	28,204
Totals	$3,385,546	$64,222	$965,788	$88,373	$4,351,334	$152,595

4.  Investments (continued)

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other Long-Term Investments	$-	$-	$876,423	$177,995	$876,423	$177,995
Totals	$-	$-	$876,423	$177,995	$876,423	$177,995

Equity Securities	$-	$-	$129,389	$148,585	$129,389	$148,585
Totals	$-	$-	$129,389	$148,585	$129,389	$148,585

U.S. Treasury and U.S. Government Agency Obligations

The Company does not have any U. S. Treasury and U.S. Government Agency Obligations with unrealized losses of 12 months or greater and no significant amount of unrealized losses less than 12 months.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at December 31, 2010.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities are not material at December 31, 2010.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Corporate Bonds

The table below discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds December 31, 2010	S&P Rating	Amortized Book Value	Gross Unrealized Losses	Estimated Market Value
MBIA	B	$200,000	$47,480	$152,520
American General Finance	B	200,000	29,440	170,560

Totals		$400,000	$76,920	$323,080

The corporate bonds with unrealized losses in the table are primarily insurance corporations that have had their fair value increase significantly in 2010.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at December 31, 2010.

Marketable Equity Securities.

The table below discloses the Company’s unrealized losses on marketable equity securities.

Equity Securities December 31, 2010	Cost	Gross Unrealized Losses	Estimated Market Value
Garmin LTD	$220,322	$111,857	$108,465
Regions Financial Corporation	30,370	23,370	7,000
International Assets Holding Company	27,282	13,358	13,924

Totals	$277,974	$148,585	$129,389

4.  Investments (continued)

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $111,857, which is approximately a 51% decrease in value. Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin remains profitable in 2010.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at December 31, 2010.

5.  Fair Value of Financial Instruments

Effective January 1, 2009, the Company adopted ASC 820, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.  ASC 820 establishes a hierarchal disclosure framework associated with the level of observable pricing to be utilized in measuring assets and liabilities at fair value.  The three broad levels defined by ASC 820 hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities.  These generally provide the most reliable evidence and are used to measure fair value whenever available.  The Company’s level 1 assets and liabilities primarily include equity securities that are traded in an active exchange market, fixed maturities (corporate public, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily money market funds).  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.  Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs.  The Company has no Level 2 assets and liabilities. If level 2 assets and liabilities are acquired valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities.

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

The table below presents the balances of assets measured at fair value on a recurring basis, as of December 31, 2010.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities
Equity Securities – Banks	$10,050	$-	$-	$10,050
Equity Securities – Industrial and Other	899,074	-	-	899,074
Total Trading Securities	$909,124	$-	$-	$909,124

Fixed Maturities , Held to Maturity
US Treasury Securities and Obligations of US Government Corporations and Agencies	$4,672,571	$-	$-	$4,672,571
Canadian Government Securities	475,528	-	-	475,528
Corporate Securities	2,719,490	-	152,520	2,872,010
Mortgage-Backed Securities GNMA and FNMA CMO	7,037,002	-	-	7,037,002
Total Fixed Maturities, Held to Maturity	$14,904,591	$-	$152,520	$15,057,111

4.  Fair Value of Financial Instruments (continued)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Other Long Term Investments	$-	$-	$876,423	$876,423
Cash	2,879,907	-	-	2,879,907
Cash Equivalents	5,752,464	-	-	5,752,464
Total Other Investments	$8,632,371	$-	$876,423	$9,508,794

Total Assets	$24,446,086	$-	$1,028,943	$25,475,029

In 2010 the Company transferred its fixed maturities and cash equivalents from Level 2 to Level 1 based on guidance from its investment banker that provided the fair values.  The fixed maturities and cash equivalents under Level 1 are all traded under active markets or can be redeemed immediately for their fair value.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2010 to December 31, 2010, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Other Long-term Investments	Fixed Maturity	Total
Fair value, beginning of period	$769,663	$90,000	$859,663
Included in earnings:
Other than temporary decline in fair value	(98,407)		(98,407)
Purchases, sales, issuances and settlements	(27,215)	-	(27,215)
Temporary increase in fair value	232,382	62,520	294,902

Fair value, end of period	$876,423	$152,520	$1,028,943

Unrealized gains for the period relating to those Level 3 assets that were held by the Company at the end of the period were $196,495.

The fair value of financial instruments as of December 31, 2010 and 2009 are as follows:

	2010			2009
	Carrying	Fair		Carrying	Fair
Assets	Amount	Value		Amount	Value
Cash and Cash Equivalents (Note 1)	$8,632,371	$8,632,371	(a)	$8,090,103	$8,090,103	(a)
Investments-fixed maturity, available for sale (Note 4 & Note 1)	-	-	(b)	146,720	146,720	(b)
Investments-fixed maturity, held to maturity (Note 4 & Note 1)	14,706,439	15,057,111	(b)	18,358,628	18,423,612	(b)
Investments –equity securities (Note 4 & Note 1)	909,124	909,124	(b)	674,671	674,671	(b)
Other long term investments (Note 4)	1,054,418	876,423	(b)	1,180,041	769,663	(b)
Other financial instruments-Assets	305,386	305,386	(a)	357,284	357,284	(a)

Total financial instruments-Assets	$25,607,738	$25,780,415		$28,807,447	$28,462,053

Liabilities
Premium deposit funds	$20,088	$20,088	(a)	$20,547	$20,547	(a)
Bonds payable	1,300,708	1,300,708	(a)	1,323,388	1,323,388	(a)
Supplementary contracts without life contingencies
(Note 1)	41,932	41,932	(a)	36,791	36,791	(a)
Annuity deposits (Note 1)	2,384,264	2,384,264	(a)	2,505,778	2,505,778	(a)

Total financial instruments-Liabilities	$3,746,992	$3,746,992		$3,886,504	$3,886,504
(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described here-in.

6.  Commitments and Contingencies

The balance of Bonds Payable was $1,300,708 and $1,323,388 at December 31, 2010 and 2009 respectively.  The bonds were issued in conjunction with a settlement with certain shareholders in 2001.  The Bonds are for a term of twelve years, effective December 15, 2002, with principal payable at maturity and bear interest at the rate of 6% per annum payable annually from the previous fiscal year’s earnings of BNL.  If any interest payment is not made, it will be added to the principal and paid at maturity.  The Bonds are fully callable and redeemable at par at any time by BNL.

In 2010, 2009 and 2008, the Company made cash offers to bond holders for the purchase of bonds.  Bond purchases resulted in a reduction of Bonds Payable of $22,680, $119,894 and $164,294 in 2010, 2009 and 2008; respectively.  Gains from early extinguishments of the debt were $4,536, $27,176 and $44,370 in 2010, 2009 and 2008; respectively.

In 2003 and 2004, the Company became a third party indemnitor by entering into a series of bond indemnity and guarantee agreements with various terms totaling approximately $545,000 in conjunction with a marketing agreement with third parties, EPSI Benefits Inc. (EBI) and Employer Plan Services Inc. (EPSI).  The purpose of these agreements is to assist EPSI in becoming licensed in additional states. The Company received personal guarantees from the owners of EPSI to effectively limit potential liability under the guarantee agreements.  With regard to the bond indemnity, the Company will be obligated only if EPSI, EPSI’s parent and its shareholder, who are the primary obligors, were all to become insolvent.  Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

The Company has entered into noncancelable operating leases for office space and equipment.  Future minimum payments under the leases are as follows:

2011	$377,000
2012	374,000
2013	187,000
2014	-
2015	-

Total	$938,000

During the first quarter of 2005 the Company entered into a lease for 20,337 square feet of office space in Austin, Texas, under an eight year, triple net lease. The base rent was $0 in the first year (June 1, 2005 to May 31, 2006), $157,612 in the second year and payments escalate to $264,384 in the final year of the lease.  Leasehold improvements totaled approximately $872,000 ($203,000 funded by landlord) on the new lease space that was occupied in December 2005.  Leasehold improvements are being amortized over the lease term.  The $117,000 initial rent holiday and $203,000 of landlord-funded leasehold improvements are being amortized over the lease term and reduce lease expense.  Deferred rent credits are included in other liabilities and were approximately $225,000 for 2010 and $284,000 in 2009.

Related lease cost incurred for the years ended December 31, 2010, 2009 and 2008 was $352,000, $337,000, and $358,000. respectively.

The Company's wholly owned insurance subsidiary may be subject to losses related to guaranty fund assessments.  Such assessments result from liquidation of troubled insurers by state regulators.  The assessment to BNLAC, if any, is not reasonably estimable, nor expected to have a material effect on the financial statements.

Periodically in the ordinary course of business the Company exceeds federally insured limits in its operating accounts.  Cash deposits in excess of federally insured limits are approximately $968,000 at December 31, 2010.

See Note 2 for information regarding minimum capital requirements to maintain a license to sell in various states.

7.  Liability for Unpaid Claims

Activity in the liability for accident and health unpaid claims net of reinsurance is summarized as follows.

	2010	2009	2008
Balance at January 1	$1,350,486	$1,714,565	$2,306,594
Less reinsurance recoverable	1,896	2,425	306
Net Balance at January 1	1,348,590	1,712,140	2,306,288

Incurred related to:
Current year	25,021,674	25,966,203	27,310,819
Prior years	(94,863)	(223,847)	(510,993)
Total Incurred	24,926,811	25,742,356	26,799,826

Paid related to:
Current year	23,656,779	24,686,289	25,596,254
Prior years	1,253,727	1,417,721	1,795,295
Total Paid	24,910,506	26,104,010	27,391,549

Net Balance at December 31	1,353,770	1,348,590	1,712,140
Plus reinsurance recoverable	11,125	1,896	2,425
Balance at December 31	$1,364,895	$1,350,486	$1,714,565

The activity summary in the liability for unpaid accident and health claims net of reinsurance shows that incurred claims liabilities were overstated by $94,863, $223,847 and $510,993 for the years ended December 31, 2009, 2008 and 2007, respectively.  Such liability adjustments, which affected current operations during 2010, 2009 and 2008 respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for incurred but unpaid accident and health claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid accident and health claims.  Included in the unpaid accident and health claims are an estimate of claim adjustment expenses of $60,340, $78,335 and $118,763 in 2010, 2009 and 2008, respectively.  Netting out claim adjustment expenses would make accident and health liabilities overstated in 2010, 2009 and 2008 by $34,523, $145,512 and $392,230; respectively.

8.  Reinsurance

Liability for future policy benefits is reported before the effects of reinsurance.  Reinsurance receivable (including amounts related to insurance liabilities) is reported as an asset.  Estimated reinsurance receivable is recognized in a manner consistent with the liabilities related to the underlying reinsurance contracts.  Such amounts have been presented in accordance with ASC 944.  The Company is liable if the reinsuring companies are unable to meet their obligations under the reinsurance agreements.

In 2010 and 2009, BNLAC’s accidental death benefit riders were reinsured 100% through a Bulk ADB reinsurance agreement with Optimum Re.  Optimum Re was rated “A-“(Excellent) by AM Best Company for 2010.

In 2010 and 2009, BNLAC’s individual life insurance products in excess of $35,000 were reinsured with Optimum Re under an automatic treaty up to $175,000 and under a facultative treaty for amounts over $175,000.  Optimum Re was rated “A-“ (Excellent) by AM Best Company for 2010.

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its group life, group accidental death and dismemberment and accidental death and dismemberment without group life plans effective January 1, 2008 whereby Hannover accepts 90% of the risk up to a maximum of $100,000 per life on AD&D and $75,000 on group life.   Hannover was rated “A” (Excellent) by AM Best Company for 2010.

8.  Reinsurance (continued)

BNLAC entered into a quota share reinsurance agreement with Hannover Life Reassurance Company of America for its accidental death and dismemberment plan including common carrier effective January 1, 2007. The Company retains a 10% quota share up to a maximum of $25,000 for AD&D and Common Carrier combined.  Hannover will accept, on an automatic basis, 90% to 100% quota share up to a maximum of $250,000 per life depending on the Company’s retention.  Hannover was rated “A” (Excellent) by AM Best .

BNLAC’s Short Term Disability insurance is reinsured under a quota share reinsurance agreement with Union Security Insurance Company, Des Moines, Iowa, (formerly Fortis Benefits Insurance Company of Kansas City, Missouri).  The reinsurer is liable for 75% of the risk on each policy.  Union Security Insurance Company was rated “A-“ (Excellent) by AM Best Company for 2010.

Group and individual dental is not reinsured due to the economics of the dental insurance business and the small annual maximum liability per policy.

Following is a summary of reinsurance for December 31, 2010, 2009 and 2008:

December 31, 2010	Gross Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage Of Amount Assumed To Net
Life insurance in force (in thousands)	$29,162	$11,545	$-	$17,617	0.0%

Premiums-life & annuity insurance	$275,064	$57,659	$-	$217,405	0.0%
Premiums-accident and health	39,685,443	92,483	-	39,592,960	0.0%
Total insurance premiums	$39,960,507	$150,142	$-	$39,810,365	0.0%

December 31, 2009
Life insurance in force (in thousands)	$30,657	$10,933	$-	$19,724	0.0%

Premiums-life & annuity insurance	$305,978	$78,329	$-	$227,649	0.0%
Premiums-accident and health	41,916,448	93,423	-	41,823,025	0.0%
Total insurance premiums	$42,222,426	$171,752	$-	$42,050,674	0.0%

December 31, 2008
Life insurance in force (in thousands)	$33,696	$11,111	$-	$22,585	0.0%

Premiums-life & annuity insurance	$330,934	$56,256	$-	$274,678	0.0%
Premiums-accident and health	43,693,176	94,706	-	43,598,470	0.0%
Total insurance premiums	$44,024,110	$150,962	$-	$43,873,148	0.0%

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

Of the options granted through December 2004, there were no stock options outstanding at December 31, 2008.  The number of options expiring or forfeited were 100,825 in 2008, respectively.  There were 9,600 options exercised in 2008. The remaining options expired in 2008.  The options do not have a dilutive effect on earnings per share.

9. Benefit Plans for Certain Brokers/Agents and Employees (continued)

In March 2002, the Board of Directors approved the 2002 Non-Director, Non-Executive Stock Option Plan, subject to any necessary authorizations from any regulatory authority.  The plan is intended to assist the Company in attracting and retaining individuals of outstanding ability and to promote concurrence of their interests with those of the Shareholders of the Company.  On November 15, 2010 the Company granted options for 36,000 shares of common stock.  The fair value of options granted is estimated at $0 in 2010.  The fair value of any options granted is estimated using a binomial method as prescribed in ASC 205 and certain assumptions include a risk free interest rate of 1.0%, expected life of 10.0 years, expected volatility of 6.8% and 7.2% expected dividends based on the past five years.  The Company granted options for 116,000 shares prior to 2005.  There were 46,550 options outstanding at December 31, 2010.  The estimated weighted average remaining life of the options is 8.3 years and weighted average exercise price is $1.12.  The options do not have a dilutive effect on earnings per share at this time, but may have such an effect in the future.  See Note 1 of the financial statements.

In 2001, the Board of Directors approved the 2001 Incentive Bonus Plan for the benefit of certain Officers of the Company. The plan provides for monthly payment of cash bonuses based on 12% of consolidated pre-tax operating income. Bonus expense was $333,817, $409,828 and $355,359 under this plan for 2010, 2009 and 2008, respectively.

The Company has an Employee Pension Plan that is a qualified retirement plan under the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of service are eligible to contribute.  Employer contributions are discretionary.  The Company contributed $67,694, $66,566 and $65,896 in 2010, 2009 and 2008, respectively.

10.  Concentrations

The majority of the Company’s premium income and gross income continues to be generated by the dental insurance products.  This concentration makes the Company increasingly dependent upon the success of this block of business and any economic factors and risks unique to dental insurance.   See Note 1.  The Company has no distinctly reportable business segments.

11.  Change in Accounting Estimate

Based on claims experience in 2010 and 2009, the estimate of claims liability at December 31, 2009 was overstated by approximately $146,000 and $392,000 at December 2008 as described in Note 7.  The change in estimate of this liability has contributed a corresponding decrease in claims expense in 2010 and 2009.

12. Subsequent Events

There have been no other events subsequent to December 31, 2010 that will have a material impact on the financial condition of the Company.

13. Unaudited Quarterly Results of Operations

The summary unaudited quarterly results of operations were as follows:

	Quarter Ended
2010	March 31	June 30	September 30	December 31

Premium Income	$10,133,970	$10,012,029	$10,012,944	$9,709,668
Net Investment Income	258,253	244,969	222,280	225,517
Vision Insurance Income	582,883	598,126	618,271	610,580
Realized Gains (Losses)	(324)	(11,692)	(47,763)	57,750
Expenses	(10,286,638)	(10,584,845)	(10,211,749)	(9,909,513)

Net Income	$688,144	$258,587	$593,983	$694,002

Earnings Per Share (Basic and Diluted)	$0.05	$0.02	$0.04	$0.05

Comprehensive Income	$707,374	$147,990	$725,681	$663,210

	Quarter Ended
2009	March 31	June 30	September 30	December 31

Premium Income	$10,545,125	$10,395,720	$10,266,460	$10,402,299
Net Investment Income	296,732	310,613	244,311	271,042
Vision Insurance Income	601,519	587,522	600,993	596,114
Marketing Fees	-	-	-	25,000
Realized Gains	12,165	6,514	41,823	25,186
Expenses	(10,689,848)	(10,888,639)	(10,590,651)	(10,242,155)

Net Income	$765,693	$411,730	$562,936	$1,077,486

Earnings Per Share (Basic and Diluted)	$0.05	$0.03	$0.04	$0.07

Comprehensive Income	$783,425	$466,922	$655,973	$1,108,501

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Balance Sheets

	2010	2009
Assets
Cash and cash equivalents	$238,050	$242,259
Investments, at fair value	-	-
Total Investments, Including Cash and Cash Equivalents	238,050	242,259

Accrued investment income	7,809	7,809
Loan to EBI	1,054,418	1,152,825
Investment in Unconsolidated Subsidiaries at equity (eliminated in consolidated statements)	17,538,045	20,580,514
Income tax asset	19,000	28,000
Other assets	134,590	117,514

Total Assets	$18,991,912	$22,128,921

Liabilities
Bonds payable	$1,300,708	$1,323,388
Other liabilities	77,358	74,423
Total Liabilities	1,378,066	1,397,811

Shareholders' Equity

Common stock, $.02 stated value, 45,000,000 shares authorized; 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,704,090	5,725,590
Retained earnings	12,041,212	15,092,975
Treasury stock, at cost, 382,030; 343,194 shares, respectively	(486,316)	(432,775)
Unrealized appreciation of securities	45,581	36,041
Total Shareholders' Equity	17,613,846	20,731,110

Total Liabilities and Shareholders’ Equity	$18,991,912	$22,128,921

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statement of Operations
	2010	2009	2008
Income
Net investment income	$203,853	$193,621	$206,082
Marketing fees	-	25,000	-
Realized gain on debt extinguishment	4,536	27,176	44,370
Realized gains (losses)	(98,407)	-	(201,135)
Total Income	109,982	245,797	49,317

Expenses
General and administrative	136,625	205,013	232,064
Interest expense	77,634	82,317	93,959
Total Expenses	214,259	287,330	326,023

Income from operations before income taxes	(104,277)	(41,534)	(276,706)
Provision for income taxes	9,000	3,000	(9,502)

Net income before equity in undistributed income of subsidiaries	(113,277)	(44,534)	(267,204)
Equity in undistributed income of subsidiaries	2,347,993	2,862,379	2,633,676

Net Income	$2,234,716	$2,817,845	$2,366,472

Net Income Per Common Share (Basic and Diluted)	$.15	$.19	$.16

Item 15(d) - Schedule II, Condensed Financial Information of Registrant
BNL Financial Corporation (Parent Company)
Statements of Cash Flows

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$2,234,715	$2,817,845	$2,366,472
Adjustments to compute cash provided by operating activities	(2,249,534)	(2,934,999)	(2,495,882)
Net Cash Used by Operating Activities	(14,819)	(117,154)	(129,410)

Cash Flows from Investing Activities
Proceeds from sales of investments	-	200,000	-
Dividend from subsidiary	5,400,000	800,000	1,300,000
Net Cash Provided by Investing Activities	5,400,000	1,000,000	1,300,000

Cash Flows from Financing Activities
Purchase of treasury stock	(105,041)	(155,352)	(20,858)
Dividends	(5,286,478)	(757,525)	(760,356)
Stock options exercised	30,000	66,499	15,401
Payments on long term debt	-	-	(50,687)
Debt extinguishments	(27,871)	(92,717)	(119,924)
Net Cash Used by Financing Activities	$(5,389,390)	$(939,095)	$(936,424)
Net Increase (Decrease) in Cash and Cash Equivalents	(4,209)	(56,249)	234,166

Cash and Cash Equivalents, Beginning of Period	242,259	298,508	64,342

Cash and Cash Equivalents, End of Period	$238,050	$242,259	$298,508