Form 10-Q
period 2011-03-31
BNL FINANCIAL CORP
filed 2011-05-13
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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
Yes  ❒           No ☒

As of March 31, 2011, the Registrant had 15,078,935 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of March 31, 2011 and the related Consolidated Statements of Income and Comprehensive Income for the three-month periods ended March 31, 2011 and 2010 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of December 31, 2010 and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended (not presented herein); and in our report dated March 31, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

 /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                                                                                   SMITH, CARNEY & CO., p.c.
May 13, 2011

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011 (Unaudited)	2010 (Audited)
Cash and cash equivalents	$6,832,366	$8,632,369
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $17,683,996; $15,057,111, respectively)	17,325,642	14,706,439
Other long-term investments (fair value $871,430, $876,423)	1,054,418	1,054,418
Investment in equity securities (cost $961,882, $834,268)	1,052,343	909,124
Total Investments, Including Cash and Cash Equivalents	26,264,769	25,302,352

Accrued investment income	111,793	90,093
Furniture and equipment, net	719,500	784,529
Deferred policy acquisition costs	223,102	223,041
Policy loans	166,064	160,120
Receivable from reinsurer	52,015	52,015
Premiums due and unpaid	920,539	936,941
Income tax assets	46,622	40,274
Intangible assets	118,139	119,593
Other assets	176,420	218,211
Total Assets	$28,798,963	$27,927,169

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$2,007,901	$2,057,715
Policy claims payable	1,411,733	1,353,770
Annuity deposits	2,409,336	2,384,264
Deferred annuity profits	172,069	175,074
Premium deposit funds	20,146	20,088
Supplementary contracts without life contingencies	40,224	41,932
Advanced and unallocated premium	1,226,249	1,154,715
Commissions payable	623,586	536,781
Accrued taxes and expenses	318,364	298,462
Bonds payable	1,300,708	1,300,708
Other liabilities	1,010,292	989,814
Total Liabilities	10,540,608	10,313,323

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,704,089	5,704,089
Accumulated other comprehensive income	62,171	45,581
Accumulated surplus	12,672,492	12,041,213
Treasury stock, at cost, 385,030; 382,030 shares, respectively	(489,676)	(486,316)
Total Shareholders' Equity	18,258,355	17,613,846
Total Liabilities and Shareholders' Equity	$28,798,963	$27,927,169

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Income:
Premium income	$9,807,023	$10,133,970
Vision insurance income	637,176	582,883
Net investment income	205,696	258,253
Realized gains (losses) on debt retirement	-	(324)
Realized gains (losses)	(3,291)	-

Total Income	10,646,604	10,974,782

Expenses:
Liability for future policy benefits expense	(49,814)	(58,295)
Policy benefits and other insurance costs	7,493,052	7,760,598
Amortization of deferred policy acquisition costs	(60)	194
Operating expenses	2,044,793	2,049,509
Taxes, other than income, fees and assessments	402,434	403,632

Total Expenses	9,890,405	10,155,638

Income from Operations before Income Taxes	756,199	819,144

Provision for income taxes	124,923	131,000

Net Income	$631,276	$688,144

Net income per common share (basic and diluted)	$0.04	$0.05

Weighted average number of fully paid common shares	15,081,184	15,128,074

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain arising during period (net of tax)	$16,590	$19,230

Other Comprehensive Income	16,590	19,230

Comprehensive Income	$647,866	$707,374

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)

Cash flows from operating activities:
Net income	$631,276	$688,144
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on investments	(3,291)	-
Realized loss on debt retirement	-	324
Decrease in deferred tax asset	(9,000)	(17,000)
Depreciation	75,157	63,578
Amortization of deferred acquisition costs, and intangibles	1,393	1,647
Accretion of bond discount	6,121	7,585
Change in assets and liabilities:
Increase in accrued investment income	(21,700)	(43,401)
Decrease in premiums due and unpaid	16,402	18,019
Decrease in liability for future policy benefits	(49,814)	(58,295)
Increase in policy claims payable	57,963	52,413
Increase (decrease) in annuity deposits and deferred profits	22,067	(32,879)
Increase (decrease) in premium deposit funds	58	(2,765)
Increase in advanced and unallocated premium	71,534	70,786
Increase in commissions payable	86,805	35,550
Other, increase	116,552	72,215
Net Cash Provided By Operating Activities	1,001,523	855,921

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	540,188	1,355,400
Purchase of furniture and equipment	(10,128)	(24,873)
Purchase of fixed maturity securities - Held to Maturity Investments	(3,163,449)	(1,450,000)
Purchase of equity securities	(130,664)	-
Other investments – Line of credit payments received	-	11,638
Net Cash Used In Investing Activities	(2,764,053)	(107,835)

Cash flows from financing activities:
Net payments on supplementary contracts	(1,708)	(1,661)
Purchase of treasury stock	(3,360)	(34,370)
Dividends to shareholders	-	(1,513,257)
Bonds payable purchased	(32,407)	(32,731)
Exercised stock options	-	48,251
Net Cash Used In Financing Activities	(37,475)	(1,533,768)
Net Decrease in Cash and Cash Equivalents	(1,800,005)	(785,682)
Cash And Cash Equivalents, Beginning Of Period	8,632,371	8,090,103
Cash And Cash Equivalents, End Of Period	$6,832,366	$7,304,421

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of March 31, 2011 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows for the period ended March 31, 2011.  All such adjustments are of a normal and recurring nature.

The statements have been prepared to conform to the requirements of Form 10-Q and do not necessarily include all disclosures required by generally accepted accounting principles (GAAP). The reader should refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Commission, for financial statements for the year ended December 31, 2010, prepared in accordance with GAAP. Net income per share of common stock is based on the weighted average number of outstanding common shares.

2.  Change in Accounting Estimate

The group dental claims loss ratio was 62.17% during the first three months of 2011 compared to 62.41% for the same period in 2010.  The claims liability at December 31, 2010 was over estimated by approximately $12,000, which had the effect of decreasing claims expense in 2011 in accordance with the ASC 250-10 requirements regarding accounting for a change in estimate.  The over estimation of claims liability at December 31, 2010 resulted in an increase in net income of approximately $9,960, net of tax, for the three months ended March 31, 2011.   Due to the monthly fluctuation in claims incurred this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$7,544,080	$62,454	$78,119	$7,528,415
Canadian government	997,697	356	3,942	994,111
Corporate securities	2,750,660	192,410	72,734	2,870,336
Mortgage-backed securities GNMA and FNMA CMO	6,033,205	265,813	7,884	6,291,134

Totals	$17,325,642	$521,033	$162,679	$17,683,996

The amortized cost and estimated fair value of investments in fixed maturity securities at March 31, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity
	March 31, 2011
		Estimated
	Amortized Cost	Market Value
Due in one year or less	$1,580,346	$1,585,224
Due after one year through five years	3,422,643	3,553,609
Due after five years through ten years	3,236,679	3,220,774
Due after ten years	3,052,769	3,033,256
	11,292,437	11,392,863

Mortgage-backed securities	6,033,205	6,291,133

	$17,325,642	$17,683,996

Proceeds from sales and maturities of investments in fixed maturity securities, and equity securities for the three month period ended March 31, 2011 and 2010 were $540,188 and $1,355,400 respectively.  Gross gains were $11 and $0 and gross losses were $253 and $0 as of March 31, 2011 and 2010, respectively.

Investment in equity securities at March 31, 2011 represents common stock investments as follows:

	2011
	Cost	Market Value
Banks, trusts and insurance companies	$30,370	$7,260
Industrial and other	931,512	1,045,083

	$961,882	$1,052,343

Other long-term investments of $1,054,418 consist of a convertible debenture loan investment (“Debenture”) to EPSI Benefits, Inc. (“EBI”).  The original loan, dated July 25, 2001, was $1,357,407 at 14% interest.  Monthly principal payments were scheduled to begin on September 15, 2008 with a maturity date of August 15, 2015.  On July 14, 2008, the Company and EBI amended the Debenture whereby the monthly principal payments will start on September 15, 2013 with the maturity date extended to August 15, 2020.

In accordance with applicable generally accepted accounting principles the Company analyzes discounted expected future cash flows and in prior years established an allowance for credit losses in the amount of $302,989 resulting in a net book value of $1,054,418.  Interest on the debentures is and has been current.

The Company’s policy for recognizing interest income on impaired investments is to recognize interest under the stated loan terms.  Interest on the investment is and has been current.

The average book value on impaired investments during the period ended March 31, 2011 was $1,054,418.  Interest income recognized in 2011 on the impaired investments was $47,508.

Activity in the allowance for credit losses is as follows:

2011
Beginning Balance	$302,989
Additions charged to operations	-
Direct write downs	-
Recoveries previously charged to operations	-

Ending Balance	$302,989

In the first quarter of 2011 the Company recognized an other than temporary impairment on the 6,100 shares of common stock of Treaty Oak Bank and wrote the stock down to $0, for a realized loss of $3,050.  The stock was purchased for $50,813 or $8.33 a share.  The bank’s stock was written down to market value of $0.50 at September 30, 2010.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in Fixed Maturities, Held to Maturity
US Treasury securities and obligations of US government corporations and agencies	$4,422,053	$78,119	$-	$-	$4,422,053	$78,119
Canadian government	754,102	3,942			754,102	3,942
Corporate securities	347,429	9,954	337,220	62,780	684,649	72,734
Mortgage-backed securities GNMA and FNMA CMO	585,811	6,463	64,899	1,421	650,710	7,884
Totals	$6,109,395	$98,478	$402,119	$64,201	$6,511,514	$162,679

Other Long-Term Investments	$-	$-	$871,430	$182,988	$871,430	$182,988
Totals	$-	$-	$871,430	$182,988	$871,430	$182,988

Equity Securities	$59,250	$2,157	$140,768	$137,206	$200,018	$139,363
Totals	$59,250	$2,157	$140,768	$137,206	$200,018	$139,363

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations are all less than 12 months old.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at March 31, 2011.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities are not material at December 31, 2010.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Corporate Bonds

The following table discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds March 31, 2011	S&P Rating	Amortized Book Value	Gross Unrealized Gains	Estimated Market Value
American General Finance	B	$200,000	$16,100	$183,900
MBIA	B	200,000	46,680	153,320

Totals		$400,000	$62,780	$337,220

The corporate bonds with unrealized losses in the table are insurance corporations that have had their fair value increase significantly in 2010 and in the first quarter of 2011.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at March 31, 2011.

Marketable Equity Securities

The table below discloses the unrealized losses on the Company’s marketable equity securities.

Equity Securities March 31, 2011	Cost	Gross Unrealized Losses	Estimated Market Value
Garmin LTD	$220,322	$(101,812)	$118,510
Regions Financial Corporation	30,370	(23,110)	7,260
International Assets	27,282	(12,284)	14,998

Totals	$277,974	$(137,206)	$140,768

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $101,812, which is approximately a 46% decrease in value. Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin was profitable in 2010.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at March 31, 2011.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2011.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities
Equity Securities – Banks	$7,260	$-	$-	$7,260
Equity Securities - Industrial and Other	1,045,083	-	-	1,045,083
Total Trading Securities	$1,052,343	$-	$-	$1,052,343

Fixed Maturities, Held to Maturity
US Treasury Securities and Obligations of US Government Corporations and Agencies	$7,528,415	$-	$-	$7,528,415
Canadian Government	994,111	-	-	994,111
Corporate Securities	2,717,016	-	153,320	2,870,336
Mortgage-Backed Securities GNMA and FNMA CMO	6,291,134	-	-	6,291,134
Total Fixed Maturities, Held to Maturity	$17,530,676	$-	$153,320	$17,683,996

Other Long Term Investments	-	-	871,430	871,430
Cash	2,152,466	-	-	2,152,466
Cash Equivalents	4,679,900	-	-	4,679,900
Total Other Investments	$6,832,366	$-	$871,430	$7,703,796

Total Assets	$25,415,385	$-	$1,024,750	$26,440,135

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2011 to March 31, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

	Other Long-term Investments	Fixed Maturity	Total
Beginning balance	$876,423	$152,500	$1,028,943
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	-	-	-
Included in other comprehensive income	-	-	-
Purchases, Issuance, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Temporary increase (decline) in fair value	(4,993)	800	(4,193)

Ending Balance	$871,430	$153,320	$1,024,750

The following table summarizes the fair value and carrying amount of all financial assets and liabilities as of March 31, 2011.

	2011
	Carrying	Fair
Assets	Amount	Value
Cash and cash equivalents	$6,832,366	$6,832,366	(a)
Investments-fixed maturity, held to maturity	17,325,642	17,683,996	(b)
Investments-equity securities	1,052,343	1,052,343	(b)
Other long term investments	1,054,418	871,430	(b)
Other financial instruments-Assets	320,854	320,854	(a)

Total financial instruments-Assets	$26,585,623	$26,760,989

Liabilities
Premium deposit funds	$20,146	$20,146	(a)
Bonds payable	1,300,708	1,300,708	(a)
Supplementary contracts without life contingencies	40,224	40,224	(a)
Annuity deposits	2,409,336	2,409,336	(a)

Total financial instruments-Liabilities	$3,770,414	$3,770,414

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described herein.

5. Dividends Paid.

There were no dividends paid during the period covered by this report.

6.  Subsequent Events

There are no subsequent events to report through May 13, 2011.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the three months ended March 31, 2011 and 2010 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies; (ii) world conflict, including but not limited to the war in Afghanistan, which may affect consumers spending trends and priorities; (iii) customer response to new products and marketing initiatives: (iv) mortality, morbidity and other factors which may affect the profitability of our products; (v) changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products; (vi) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and (vii) the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission (viii)  The Affordable Health Care for America Act passed in 2010.

Liquidity and Capital Resources

At March 31, 2011, the Company had liquid assets of $6,832,366 in cash, money market savings accounts, money market funds, treasury bills and short-term certificates of deposit. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first three months of 2011, BNLAC collected $9,903,489 of premiums and annuity deposits (gross before reinsurance) and we had consolidated investment income of $205,696. Other sources of cash flow in the first three months of 2011 were override commissions of $637,176 on vision products. The Company paid $6,069,308 of policy benefits in the first three months of 2011.

The Company's investments are primarily in U.S. Government, Government Agency and other investment grade bonds. We do not hedge our investment income through the use of derivatives.

Other long term investments of $1,054,418 consist of a convertible debenture (“debenture”) loan to EPSI Benefits, Inc. (“EBI”).  On July 14, 2008, the Company and EBI, amended the Debenture whereby the monthly principal payments and the maturity date were extended five years.  For various business reasons, management of both companies deemed the amendment as advantageous.

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

Our insurance operations are conducted through BNLAC. At March 31, 2011, BNLAC had statutory capital and surplus of $16,826,861. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the first quarter of 2011 was $9,807,023 compared to $10,133,970 for the same period in 2010. The decrease of $326,947 for the quarter was primarily due to a 3.3% decrease in group dental premium income.

BNLAC markets group vision insurance products that are underwritten by other insurance companies, and BNLAC does not have any exposure to underwriting (claims) losses.  The Company had vision insurance income of $637,176, in 2011 compared to $582,883 in 2010.  As a result of increasing renewal vision premiums, vision income has continued to increase even though new sales have declined during this economic downturn.

Net investment income was $205,696 for the first quarter of 2011 compared to $258,253 for the first quarter of 2010.  The decrease for the quarter was due to the decrease in the amount of fixed maturity securities.

The Company had a realized loss on debt extinguishments of ($324) in 2010, compared to $0 in 2011.  The Company did not purchase any debentures payable at less than par value in 2011.

Realized losses were $3,291 for the first quarter of 2011 compared to $0 for the same period in 2010.  The realized loss in 2011 resulted primarily from the write down of Treaty Oak Bank common stock to $0, for a loss of $3,050.

For the first quarter of 2011, liability for future policy benefits expense was ($49,814) compared to ($58,295) for the same period in 2010.  The decrease in the expense for future policy benefits in 2011 was primarily due to a decrease in the amount of insurance surrendered or lapsed in 2011 compared to the same period in 2010.

Policy benefits and other insurance costs were $7,493,052 in the first quarter of 2011 compared to $7,760,598 for the same period in 2010.  The decrease was primarily due to a decrease in policies in force.  The statutory claims ratio on group dental insurance, which represents the ratio of claims expense incurred to premiums earned, was 62.2% for the first three months of 2011 compared to 62.4% for the first quarter of 2010.   The Company had a $12,000 over estimation of unpaid claims at December 31, 2010 compared to an under estimation of $10,000 at December 31, 2009.  The liability for unpaid claims is difficult to estimate and normally results in a variance from actual results.

Amortization of deferred policy acquisition costs was ($60) and $194 for the first quarter 2011 and 2010, respectively.  Amortization of deferred policy acquisition costs are primarily costs associated with a seasoned block of business written between 1988 and 1990.  Amortization expense per year may vary in relation to lapses or surrenders of existing policies.

For the first quarter of 2011 operating expenses were $2,044,793 compared to $2,049,509 for the same period in 2010.  The decrease for the quarter is primarily due to a decrease in expenses directly related to the lower amount of business in force.

Taxes, other than on income, fees and assessments, were $402,434 for the first quarter of 2011 compared to $403,632 for the same period in 2010.  The decrease for the current year is primarily due to a decrease in premium taxes.

The provision for income taxes in the first quarter of 2011 includes $133,923 current tax expense and $9,000 deferred tax credit compared to $148,000 current tax expense and $17,000 deferred tax credit in 2010.  Tax expense is consistent between the two periods in relation to net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the first quarter of 2011 was $756,199 compared to $819,144 for the same period in 2010.  The decrease in 2011 was primarily due to the decrease in premium income and investment income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2011 and December 31, 2010, however we held various financial instruments at March 31, 2011 and 2010, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at March 31, 2011 and December 31, 2010 was $17,683,996 and $15,057,111, respectively.

Based on testing at December 31, 2010, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first three months of 2011 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at March 31, 2011 totaled $1,054,418, or 4.0% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first quarter of 2011.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first quarter of 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2011	-	$-	None	None
Month #2, Feb 1 thru Feb 28, 2011	3,000	$1.12	None	None
Month #3, Mar 1 thru Mar 31, 2011	-	$-	None	None
Totals	3,000

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 5 herein and the explanation in Note 1 to the Notes to Consolidated Financial Statements (unaudited), page 5 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 27, 2011, as filed with the SEC on Schedule 14A on April 20, 2011, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith - E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith - E5

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: May 13, 2011	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: May 13, 2011	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)