Form 10-Q
period 2011-06-30
BNL FINANCIAL CORP
filed 2011-08-15
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

As of June 30, 2011, the Registrant had 15,064,793 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of June 30, 2011 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2011 and 2010 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Corporation’s management.

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

 /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                                                                                   SMITH, CARNEY & CO., p.c.
August 15, 2011

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011 (Unaudited)	2010 (Audited)
ASSETS
Cash and cash equivalents	$7,886,706	$8,632,371
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $16,158,541; $15,057,111, respectively)	15,668,090	14,706,439
Other long-term investments (fair value $865,970, $876,423)	1,054,418	1,054,418
Investment in equity securities (cost $879,757, $834,268)	1,000,429	909,124
Total Investments, Including Cash and Cash Equivalents	25,609,643	25,302,352

Accrued investment income	101,484	90,093
Furniture and equipment, net	740,792	784,529
Deferred policy acquisition costs	217,372	223,041
Policy loans	166,656	160,120
Receivable from reinsurer	52,015	52,015
Premiums due and unpaid	977,646	936,941
Income tax assets	486	40,274
Intangible assets	116,685	119,593
Other assets	233,868	218,211
Total Assets	$28,216,647	$27,927,169

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$1,946,086	$2,057,715
Policy claims payable	1,411,569	1,353,770
Annuity deposits	2,291,163	2,384,264
Deferred annuity profits	165,284	175,074
Premium deposit funds	20,498	20,088
Supplementary contracts without life contingencies	50,715	41,932
Advanced and unallocated premium	809,190	1,154,715
Commissions payable	541,949	536,781
Accrued taxes and expenses	258,513	298,462
Bonds payable	1,299,088	1,300,708
Other liabilities	912,384	989,814
Total Liabilities	9,706,439	10,313,323

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,703,215	5,704,089
Accumulated other comprehensive income	88,003	45,581
Accumulated surplus	12,915,813	12,041,213
Treasury stock, at cost, 399,172; 382,030 shares, respectively	(506,102)	(486,316)
Total Shareholders' Equity	18,510,208	17,613,846
Total Liabilities and Shareholders' Equity	$28,216,647	$27,927,169

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Income:
Premium income	$9,426,647	$10,012,029	$19,233,670	$20,145,999
Vision insurance income	593,928	598,126	1,231,104	1,181,009
Net investment income	206,782	244,969	412,478	503,222
Realized gains on debt retirement	324	4,860	324	4,536
Realized gains (loss)	15,477	(16,552)	12,186	(16,552)

Total Income	10,243,158	10,843,432	20,889,762	21,818,214

Expenses:
Liability for future policy benefits expense	(61,815)	(33,311)	(111,628)	(91,607)
Policy benefits and other insurance costs	7,441,744	7,974,422	14,934,796	15,735,019
Amortization of deferred policy acquisition costs	5,730	5,079	5,670	5,273
Operating expenses	2,146,320	2,190,414	4,191,111	4,239,923
Taxes, other than income, fees and assessments	387,779	390,241	790,214	793,874

Total Expenses	9,919,758	10,526,845	19,810,163	20,682,482

Income from Operations before Income Taxes	323,400	316,587	1,079,599	1,135,732

Provision for income taxes	80,077	58,000	205,000	189,000

Net Income	$243,323	$258,587	$874,599	$946,732

Net income per common share (basic and diluted)	$0.02	$0.02	$0.06	$0.06

Weighted average number of fully paid common shares	15,075,399	15,113,923	15,078,200	15,116,858

Other comprehensive income (loss), net of tax: Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$15,730	$(124,160)	32,321	$(104,930)
Reclassification adjustment for gain included in net income	10,101	13,563	10,101	13,563

Other Comprehensive Income (Loss)	25,831	(110,597)	42,422	(91,367)

Comprehensive Income	$269,154	$147,990	$917,021	$855,365

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)

Cash flows from operating activities:
Net income	$874,599	$946,732
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	(12,186)	16,342
Realized (gain) on debt retirement	(324)	(4,536)
Decrease (increase) in deferred tax asset	32,000	(4,000)
Depreciation	150,814	141,833
Amortization of deferred acquisition costs, and intangibles	8,577	8,180
Accretion of bond discount	9,292	12,446
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(11,391)	13,599
Increase in premiums due and unpaid	(40,705)	(32,811)
Decrease in liability for future policy benefits	(111,629)	(91,607)
Increase in policy claims payable	57,799	148,345
Decrease in annuity deposits and deferred profits	(102,891)	(74,219)
Increase in premium deposit funds	410	271
Increase (decrease) in advanced and unallocated premium	(345,525)	226,782
Increase in commissions payable	5,168	10,479
Other, decrease	(103,537)	(86,069)
Net Cash Provided By Operating Activities	410,471	1,231,767

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	3,271,129	4,288,011
Proceeds from sale of equity securities	76,573	63,014
Proceeds from sale of furniture and equipment	-	(210)
Purchase of furniture and equipment	(107,077)	(142,236)
Purchase of fixed maturity securities - Held to Maturity Investments	(4,222,136)	(2,337,192)
Purchase of equity securities	(130,664)	-
Other investments – Line of credit payments received	-	23,212
Net Cash Provided By (Used In) Investing Activities	(1,112,175)	1,894,599

Cash flows from financing activities:
Net change on supplementary contracts	8,783	(3,316)
Purchase of treasury stock	(22,536)	(64,894)
Dividends to shareholders	-	(1,513,257)
Bonds payable purchased	(32,083)	(27,871)
Exercised stock options	1,875	48,251
Net Cash Used In Financing Activities	(43,961)	(1,561,087)
Net Increase (Decrease) in Cash and Cash Equivalents	(745,665)	1,565,279
Cash And Cash Equivalents, Beginning Of Period	8,632,371	8,090,103
Cash And Cash Equivalents, End Of Period	$7,886,706	$9,655,382

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of June 30, 2011 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2011, and the results of operations and cash flows for the period ended June 30, 2011.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The group dental claims loss ratio was 63.5% during the first six months of 2011 compared to 63.9% for the same period in 2010.  The dental claims liability at December 31, 2010 was under estimated by approximately $54,000, which had the effect of increasing claims expense in 2011 in accordance with the ASC 250-10 requirements regarding accounting for a change in estimate.  The under estimation of claims liability at December 31, 2010 resulted in a decrease in net income of approximately $44,700, net of tax, for the six months ended June 30, 2011.   Due to the monthly fluctuation in claims incurred, this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$5,894,909	$61,789	$10,838	$5,945,860
Canadian government	1,019,672	-	9,905	1,009,767
Corporate securities	2,750,307	142,668	54,529	2,838,446
Mortgage-backed securities GNMA and FNMA CMO	6,003,202	365,905	4,639	6,364,468

Totals	$15,668,090	$570,362	$79,911	$16,158,541

The amortized cost and estimated fair value of investments in fixed maturity securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity
	June 30, 2011
		Estimated
	Amortized Cost	Market Value
Due in one year or less	$1,046,003	$1,054,209
Due after one year through five years	3,229,741	3,323,608
Due after five years through ten years	3,385,547	3,419,880
Due after ten years	2,003,598	1,996,376
	9,664,889	9,794,073

Mortgage-backed securities	6,003,201	6,364,468

	$15,668,090	$16,158,541

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the six month period ended June 30, 2011 and 2010 were $3,347,702 and $4,351,025 respectively.  Gross gains were $40,170 and $14,717 and gross losses were $27,984 and $31,269 as of June 30, 2011 and 2010, respectively.

Investment in equity securities at June 30, 2011 represents common stock investments as follows:

	2011
	Cost	Market Value
Banks, trusts and insurance companies	$30,370	$6,200
Industrial and other	849,387	994,229

	$879,757	$1,000,429

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

The average book value on impaired investments during the period ended June 30, 2011 was $1,054,418.  Interest income recognized in 2011 on the impaired investments was $87,210.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in fixed maturities, held to maturity
US Treasury securities and obligations of US government corporations and agencies	$1,739,163	$10,838	$-	$-	$1,739,163	$10,838
Canadian government	771,596	6,163	238,170	3,742	1,009,766	9,905
Corporate securities	99,246	4,352	349,823	50,177	449,069	54,529
Mortgage-backed securities GNMA and FNMA CMO	124,287	2,545	60,268	2,094	184,555	4,639
Totals	$2,734,292	$23,898	$648,261	$56,013	$3,382,553	$79,911

Other long-term investments	$-	$-	$865,970	$188,448	$865,970	$188,448
Totals	$-	$-	$865,970	$188,448	$865,970	$188,448

Equity Securities	$-	$-	$119,574	$113,605	$119,574	$113,605
Totals	$-	$-	$119,574	$113,605	$119,574	$113,605

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations are all less than 12 months old.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other than temporarily impaired at June 30, 2011.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities are not material at June 30, 2011.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Corporate Bonds

The following table discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds June 30, 2011	S&P Rating	Amortized Book Value	Gross Unrealized Loss	Estimated Market Value
American General Finance	B	$200,000	$9,340	$190,660
MBIA	B	200,000	40,837	159,163

Totals		$400,000	$50,177	$349,823

The corporate bonds with unrealized losses in the table are insurance corporations that have had their fair value increase in 2010 and 2011.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at June 30, 2011.

Marketable Equity Securities

The table below discloses the unrealized losses on the Company’s marketable equity securities.

Equity Securities June 30, 2011	Cost	Gross Unrealized Losses	Estimated Market Value
Garmin LTD	$175,527	$(76,437)	$99,090
Regions Financial Corporation	30,370	(24,170)	6,200
International Assets	27,282	(12,998)	14,284

Totals	$233,179	$(113,605)	$119,574

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $76,437, which is approximately a 44% decrease in value. Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin continues to remain profitable in 2011.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at June 30, 2011.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2011.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading Securities
Equity Securities - Banks	$6,200	$-	$-	$6,200
Equity Securities - Industrial and Other	994,229	-	-	994,229
Total Trading Securities	$1,000,429	$-	$-	$1,000,429

Fixed Maturities, Held to Maturity
US Treasury Securities and Obligations of US Government Corporations and Agencies	$5,945,860	$-	$-	$5,945,860
Canadian Government	1,009,767	-	-	1,009,767
Corporate Securities	2,679,283	-	159,163	2,838,446
Mortgage-Backed Securities GNMA and FNMA CMO	6,364,468	-	-	6,364,468
Total Fixed Maturities, Held to Maturity	$15,999,378	$-	$159,163	$16,158,541

Other Long Term Investments	$-	$-	$865,970	$865,970
Cash	2,920,756	-	-	2,920,756
Cash Equivalents	4,965,949	-	-	4,965,949
Total Other Investments	$7,886,705	$-	$865,970	$8,752,675

Total Assets	$24,886,512	$-	$1,025,133	$25,911,645

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2011 to June 30, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Other Long-term Investments	Fixed Maturity	Total
Beginning balance	$876,423	$152,520	$1,028,943
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	-	-	-
Included in other comprehensive income	-	-	-
Purchases, Issuance, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Temporary increase (decline) in fair value	(10,453)	6,643	(3,810)

Ending Balance	$865,970	$159,163	$1,025,133

The following table summarizes the fair value and carrying amount of all financial assets and liabilities as of June 30, 2011.

	2011
	Carrying	Fair
Assets	Amount	Value
Cash and cash equivalents	$7,886,706	$7,886,706	(a)
Investments-fixed maturity, held to maturity	15,668,090	16,158,541	(b)
Investments-equity securities	1,000,429	1,000,429	(b)
Other long term investments	1,054,418	865,970	(b)
Other financial instruments-Assets	312,336	312,336	(a)

Total financial instruments-Assets	$25,921,979	$26,223,982

Liabilities
Premium deposit funds	$20,498	$20,498	(a)
Bonds payable	1,299,088	1,299,088	(a)
Supplementary contracts without life contingencies	50,715	50,715	(a)
Annuity deposits	2,291,163	2,291,163	(a)

Total financial instruments-Liabilities	$3,661,464	$3,661,464

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described herein.

5. Dividends Paid.

There were no dividends paid during the period covered by this report.

6.  Subsequent Events

Subsequent to June 30, 2011 certain government agency investments and U.S. Treasury Bonds held by the company were downgraded from AAA to AA+ by the rating agency Standards and Poor, which has caused increased volatility in financial markets.  Management is evaluating these changes but does not believe they will have a material impact on the Company.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the six months ended June 30, 2011 and 2010 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At June 30, 2011, the Company had liquid assets of $7,886,707 in cash, money market savings accounts, money market funds, and treasury bills. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first six months of 2011, BNLAC collected $19,226,021 of premiums and annuity deposits (gross before reinsurance) and had consolidated investment income of $412,478. Other sources of cash flow in the first six months of 2011 were override commissions of $1,231,104 on vision products. The Company paid $14,934,796 of policy benefits in the first six months of 2011.

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

Our insurance operations are conducted through BNLAC. At June 30, 2011, BNLAC had statutory capital and surplus of $17,122,686. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

Consolidated Results of Operations

Premium income for the second quarter of 2011 was $9,426,646 compared to $10,012,029 for the same period in 2010. Premium income for the first half of 2011 was $19,233,670 compared to $20,145,999 for the same period in 2010. The decrease for the quarter (5.8%) and first half of the year (4.3%) was primarily due to a decrease in premium income as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group vision insurance products that are underwritten by other insurance companies (BNLAC does not have any exposure to underwriting (claims) losses on these products).  Vision insurance income for the second quarter of 2011 was $593,928 compared to $598,126 in the second quarter of 2010.  In the first half of 2011 vision income was $1,231,104 compared to $1,181,009 for the same period in 2010.  Vision insurance premium in force reflected a small increase this year compared  to the first half of 2010, resulting in a $50,095 (4.2%) increase in earned vision income this year.

Net investment income was $206,782 for the second quarter of 2011 compared to $244,969 for the second quarter of 2010.  Net investment income for the first half of 2011 was $412,478 compared to $503,222 for the same period in 2010.  The decrease in the first half and second quarter was due to the decrease in interest rates on short term investments and longer term fixed income securities.

Realized gains on debt retirement were $324 for the second quarter of 2011 compared to a $4,860 gain for the same period in 2010.  For the first half of 2011 realized gains were $324 compared to $4,536 for the same period in 2010.  The realized gains are due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  Realized gains on debt retirement are directly proportional to the number of bonds purchased.

Realized gains on the sale of investments were $15,477 for the second quarter and $12,186 for the first half of 2011 compared to a loss of ($16,552) for the second quarter and first half of 2010.  The gains in 2011 were primarily due to the sale of equity securities and the realized loss in 2010 was primarily due to the sale of BP Corporation stock owned by the Company.

For the second quarter of 2011, liability for future policy benefits expense was ($61,815) compared to ($33,311) for the same period in 2010.  For the six-month period ended June 30, 2011, liability for future policy benefits expense was ($111,628) compared to ($91,607) for the same period in 2010.  The decrease in future policy benefits expense in 2011 was primarily due an increase in surrendered policies in 2011 compared to 2010.

Policy benefits and other insurance costs were $7,441,744 in the second quarter of 2011 compared to $7,974,422 for the same period in 2010.  In the first six months of 2011 policy benefits and other insurance costs were $14,934,796 compared to $15,735,019 for the same period in 2010.  The decrease for the quarter and first half of 2011 was primarily due to a decrease in group and individual dental premium income.  Group dental claims were $563,000 less for the first half of 2011 compared to the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 63.5% for the first half of 2011 compared to 63.9% for the first half of 2010.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2010, were $54,000 more than estimated and they were $34,000 less than estimated at December 31, 2009.

Amortization of deferred policy acquisition costs was $5,730 and $5,079 for the second quarter and $5,670 and $5,273 for the first half of 2011 and 2010, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the second quarter of 2011 operating expenses were $2,146,320 compared to $2,190,414 for the same period in 2010. Operating expenses were $4,191,111 in the first six months of 2011 compared to $4,239,923 for the same period in 2010.  The decrease for 2011 is primarily due to expenses directly related to the lower amount of business in force.

Taxes, other than on income, fees and assessments, were $387,779 for the second quarter of 2011 compared to $390,241 for the second quarter of 2010.  Taxes, other than on income, fees and assessments, were $790,214 for the first half of 2011 compared to $793,874 for the same period in 2010.  The decrease for the second quarter is primarily due to the decrease in premium taxes which are based on premium collected.  The decrease in year to date premium taxes was primarily due to the decrease in premiums collected which was partially off set by an under accrual of premium taxes in 2010.

The provision for income taxes in the second quarter of 2011 includes $39,077 current tax expense and $41,000 deferred tax expense compared to $45,000 current tax expense and $13,000 deferred tax expense in the second quarter of 2010.  The provision for income taxes in the first half of 2011 was $173,000 current tax expense and $32,000 deferred tax expense compared to $193,000 current expense and $4,000 deferred tax credit for the same period in 2010.  The decrease in current tax expense in 2011 is primarily due to the decrease in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the second quarter of 2011 was $323,400 compared to $316,587 for the same period in 2010.  The increase in the second quarter of 2011 was primarily due to a decrease in operating expenses.  For the first half of 2011 income from operations before income taxes was $1,079,599 compared to $1,135,732 for the same period in 2010.  The decrease for the first half of 2011 was primarily due to the decrease in premium income and investment income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2011 and December 31, 2010, however we held various financial instruments at June 30, 2011 and 2010, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at June 30, 2011 and December 31, 2010 was $16,158,541 and $15,057,111, respectively.

Based on testing at December 31, 2010, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first six months of 2011 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at June 30, 2011 totaled $1,000,429, or 3.9% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first half of 2011.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first half of 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2011	-	$-	None	None
Month #2, Feb 1 thru Feb 28, 2011	3,000	$1.12	None	None
Month #3, Mar 1 thru Mar 31, 2011	-	$-	None	None
Month #3, April 1 thru April 301, 2011	-	$-	None	None
Month #3, May 1 thru May 31, 2011	15,641	$1.17	None	None
Month #3, June 1 thru June 30, 2011	-	$-	None	None
Totals	18,641

Item 3. Defaults Upon Senior Securities.

During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 5 herein and the explanation in Note 1 to the Notes to Consolidated Financial Statements (unaudited), page 5 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 27, 2011, as filed with the SEC on Schedule 14A on April 20, 2011, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith - E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith - E5
101.INS	XBRL Instance Document.(1)
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balan ce Sheets, (ii) Consolidated Statemets of Income and Comprehensive Income , (iii) Consolidated Statements  of  Cash Flows

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: August 15, 2011	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: August 15, 2011	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)