Form 10-Q
period 2011-09-30
BNL FINANCIAL CORP
filed 2011-11-14
CIK 757641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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
Yes  ☐           No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

As of September 30, 2011, the Registrant had 15,052,693 shares of Common Stock, no par value, outstanding.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
BNL Financial Corporation

We have reviewed the accompanying Consolidated Balance Sheet of BNL Financial Corporation and Subsidiaries as of September 30, 2011 and the related Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Corporation’s management.

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

 /s/ Smith, Carney & Co.
Oklahoma City, Oklahoma                                                                                   SMITH, CARNEY & CO., p.c.
November 14, 2011

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011 (Unaudited)	2010 (Audited)
ASSETS
Cash and cash equivalents	$11,058,031	$8,632,371
Investment in fixed maturities, at amortized cost, Held to Maturity (fair value $13,763,181; $15,057,111, respectively)	13,227,802	14,706,439
Other long-term investments (fair value $917,227, $876,423)	1,054,418	1,054,418
Investment in equity securities (cost $486,765, $834,268)	506,066	909,124
Total Investments, Including Cash and Cash Equivalents	25,846,317	25,302,352

Accrued investment income	114,489	90,093
Furniture and equipment, net	737,104	784,529
Deferred policy acquisition costs	212,099	223,041
Policy loans	170,362	160,120
Receivable from reinsurer	52,015	52,015
Premiums due and unpaid	1,045,334	936,941
Income tax assets	47,719	40,274
Intangible assets	115,231	119,593
Other assets	186,531	218,211
Total Assets	$28,527,201	$27,927,169

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Liabilities for future policy benefits	$1,962,955	$2,057,715
Policy claims payable	1,373,358	1,353,770
Annuity deposits	2,308,539	2,384,264
Deferred annuity profits	160,131	175,074
Premium deposit funds	19,947	20,088
Supplementary contracts without life contingencies	57,878	41,932
Advanced and unallocated premium	852,508	1,154,715
Commissions payable	464,345	536,781
Accrued taxes and expenses	245,739	298,462
Bonds payable	1,278,838	1,300,708
Other liabilities	810,273	989,814
Total Liabilities	9,534,511	10,313,323

Shareholders' Equity:
Common stock, $.02 stated value, 45,000,000 shares authorized, 15,463,965 shares issued and outstanding	309,279	309,279
Additional paid-in capital	5,703,215	5,704,089
Accumulated other comprehensive income	6,064	45,581
Accumulated surplus	13,494,608	12,041,213
Treasury stock, at cost, 411,272; 382,030 shares, respectively	(520,476)	(486,316)
Total Shareholders' Equity	18,992,690	17,613,846
Total Liabilities and Shareholders' Equity	$28,527,201	$27,927,169

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Income:
Premium income	$9,485,415	$10,012,944	$28,719,085	$30,158,944
Vision insurance income	704,330	618,271	1,935,435	1,799,280
Net investment income	187,114	222,280	599,591	725,502
Realized gains on debt retirement	3,036	-	3,360	4,536
Realized gains (losses)	50,293	(47,763)	62,479	(64,315)

Total Income	10,430,188	10,805,732	31,319,950	32,623,947

Expenses:
Liability for future policy benefits expense	16,869	29,229	(94,760)	(62,377)
Policy benefits and other insurance costs	7,373,766	7,756,644	22,308,562	23,491,663
Amortization of deferred policy acquisition costs	5,273	5,918	10,943	11,191
Operating expenses	2,026,022	1,990,651	6,217,134	6,230,574
Taxes, other than income, fees and assessments	326,463	277,047	1,116,676	1,070,920

Total Expenses	9,748,393	10,059,489	29,558,555	30,741,971

Income from Operations before Income Taxes	681,795	746,243	1,761,395	1,881,976

Provision for income taxes	103,000	152,260	308,000	341,260

Net Income	$578,795	$593,983	$1,453,395	$1,540,716

Net income per common share (basic and diluted)	$0.04	$0.04	$0.10	$0.10

Weighted average number of fully paid common shares	15,061,768	15,113,923	15,072,968	15,109,033

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period (net of tax)	$(73,629)	$131,698	$(41,309)	$26,770
Reclassification adjustment for gain (loss) included in net income	(8,309)	-	1,793	13,563

Other Comprehensive Income (Loss)	(81,938)	131,698	(39,516)	40,333

Comprehensive Income	$496,857	$725,681	$1,413,879	$1,581,049

See accompanying notes and Independent Accountants’ Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)

Cash flows from operating activities:
Net income	$1,453,395	$1,540,716
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on investments	(56,197)	64,105
Realized gain on debt retirement	(3,360)	(4,536)
Realized gain on sale of furniture and equipment	(6,282)	-
Decrease in deferred tax asset	2,000	16,000
Depreciation	224,147	216,046
Amortization of deferred acquisition costs, and intangibles	15,305	15,552
Accretion of bond discount	14,946	19,759
Change in assets and liabilities:
(Increase) decrease in accrued investment income	(24,396)	1,581
(Increase) decrease in premiums due and unpaid	(108,393)	34,514
Decrease in liability for future policy benefits	(94,760)	(62,377)
Increase in policy claims payable	19,588	137,614
Decrease in annuity deposits and deferred profits	(90,668)	(73,857)
Decrease in premium deposit funds	(141)	(276)
Decrease in advanced and unallocated premium	(302,207)	(26,238)
Decrease in commissions payable	(72,436)	(62,049)
Other, decrease	(193,960)	(18,187)
Net Cash Provided By Operating Activities	776,579	1,798,367

Cash flows from investing activities:
Proceeds from maturity or redemption - Held to Maturity Investments	6,715,552	6,768,266
Proceeds from sale of equity securities	553,737	15,251
Proceeds from sale of furniture and equipment	8,100	11,290
Purchase of furniture and equipment	(178,539)	(211,273)
Purchase of fixed maturity securities - Held to Maturity Investments	(5,222,136)	(74,394)
Purchase of equity securities	(179,499)	(5,589,629)
Other investments – Line of credit payments received	-	27,216
Net Cash Provided By Investing Activities	1,697,215	946,727

Cash flows from financing activities:
Net change on supplementary contracts	15,946	(4,983)
Purchase of treasury stock	(36,910)	(88,528)
Dividends to shareholders	-	(1,513,257)
Bonds payable purchased	(29,045)	(27,871)
Exercised stock options	1,875	53,251
Net Cash Used In Financing Activities	(48,134)	(1,581,388)
Net Increase in Cash and Cash Equivalents	2,425,660	1,163,706
Cash And Cash Equivalents, Beginning Of Period	8,632,371	8,090,103
Cash And Cash Equivalents, End Of Period	$11,058,031	$9,253,809

See accompanying notes and Independent Accountant’s Report

BNL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) as of September 30, 2011 have been reviewed by independent certified public accountants. In the opinion of management, the aforementioned financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2011, and the results of operations and cash flows for the period ended September 30, 2011.  All such adjustments are of a normal and recurring nature.

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

2.  Change in Accounting Estimate

The group dental claims loss ratio was 63.6% during the first nine months of 2011 compared to 63.7% for the same period in 2010.  The dental claims liability at December 31, 2010 was under estimated by approximately $56,000, which had the effect of increasing claims expense in 2011 in accordance with the ASC 250-10 requirements regarding accounting for a change in estimate.  The under estimation of dental claims liability at December 31, 2010 resulted in a decrease in net income of approximately $46,000, net of tax, for the nine months ended September 30, 2011.   Due to the monthly fluctuation in claims incurred, this accrual is difficult to estimate.

3.  Investments

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

Portfolio Designated “Held to Maturity” September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
US Treasury securities and obligations of US government corporations and agencies	$4,153,302	$105,085	$2,208	$4,256,179
Canadian government	1,019,672	4,323	3,660	1,020,335
Corporate securities	2,647,798	137,899	84,206	2,701,491
Mortgage-backed securities GNMA and FNMA CMO	5,407,030	379,570	1,424	5,785,176

Totals	$13,227,802	$626,877	$91,498	$13,763,181

The amortized cost and estimated fair value of investments in fixed maturity securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their life.

	Held to Maturity
	September 30, 2011
		Estimated
	Amortized Cost	Market Value
Due in one year or less	$2,071,361	$2,072,062
Due after one year through five years	1,755,163	1,835,627
Due after five years through ten years	2,291,481	2,344,387
Due after ten years	1,702,766	1,725,930
	7,820,771	7,978,006

Mortgage-backed securities	5,407,031	5,785,175

	$13,227,802	$13,763,181

Proceeds from sales and maturities of investments in fixed maturity securities and equity securities for the nine month period ended September 30, 2011 and 2010 were $6,715,552 and $6,768,266 respectively.  Gross gains were $130,343 and $2,329 and gross losses were $74,146 and $18,671 as of September 30, 2011 and 2010, respectively.

Investment in equity securities at September 30, 2011 represents common stock investments as follows:

	2011
	Cost	Market Value
Banks, trusts and insurance companies	$15,185	$1,665
Industrial and other	471,580	504,401

	$486,765	$506,066

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

In accordance with applicable generally accepted accounting principles the Company analyzes discounted expected future cash flows and in prior years established an allowance for credit losses in the amount of $302,989 resulting in a net book value of $1,054,418.  The debenture interest for August, 2011 was not paid to the Company by the end of the quarter.  The Company has reached an agreement with EBI to bring the August payment current by deducting one third of the payment from the October, November and December claims services paid to EPSI.  Any future debenture interest payments that are not made on a timely basis will be deducted from the EPSI claims services invoice.

The Company’s policy for recognizing interest income on impaired investments is to recognize interest under the stated loan terms.  Interest on the investment has been current up to August, 2011.

The average book value on impaired investments during the period ended September 30, 2011 was $1,054,418.  Interest income recognized in 2011 on the impaired investments was $142,844.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment in fixed maturities, held to maturity
US Treasury securities and obligations of US government corporations and agencies	$497,793	$2,208	$-	$-	$497,793	$2,208
Canadian government	518,459	615	238,867	3,045	757,326	3,660
Corporate securities	377,880	26,166	341,960	58,040	719,840	84,206
Mortgage-backed securities GNMA and FNMA CMO	-	-	51,218	1,425	51,218	1,425
Totals	$1,394,132	$28,989	$632,045	$62,510	$2,026,177	$91,499

Other long-term investments	$-	$-	$917,227	$137,191	$917,227	$137,191
Totals	$-	$-	$917,227	$137,191	$917,227	$137,191

Equity Securities	$68,610	$4,060	$49,320	$71,442	$117,930	$75,502
Totals	$68,610	$4,060	$49,320	$71,442	$117,930	$75,502

U.S. Treasury and U.S. Government Agency Obligations

The unrealized losses on the Company's investments in U.S. Treasury and U. S. Government Agency obligations are all less than 12 months old.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity or until they are called, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Company's investment in federal agency mortgage-backed securities are not material at September 30, 2011.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to factors other than credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Corporate Bonds

The following table discloses the unrealized losses on corporate bonds with significant unrealized losses.

Corporate Bonds September 30, 2011	S&P Rating	Amortized Book Value	Gross Unrealized Loss	Estimated Market Value
American General Finance	B	$200,000	$20,520	$179,480
Bank of America	A-	200,000	23,000	177,000
MBIA	B	200,000	37,520	162,480

Totals		$600,000	$81,040	$518,960

The corporate bonds with unrealized losses in the table are insurance corporations that have had their fair value increase in 2011.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at September 30, 2011.  All of the Company’s bonds are classified as hold to maturity.

Marketable Equity Securities

The table below discloses the significant realized losses on the Company’s marketable equity securities.

Equity Securities September 30, 2011	Cost	Gross Unrealized Losses	Estimated Market Value
Garmin LTD	$105,577	$(57,922)	$47,655
Regions Financial Corporation	15,185	(13,520)	1,665

Totals	$120,762	$(71,442)	$49,320

The Company's marketable equity securities include a variety of industries.  Garmin LTD has the largest unrealized loss of $57,922, which is approximately a 55% decrease in value. Garmin manufactures communication and navigational products, and they are the leader in personal navigational devices.  Garmin continues to remain profitable in 2011.  Regions Financial Corporation has suffered from the recession and the reduced demand for loans.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at September 30, 2011.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2011.

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for Sale
Equity Securities – Banks	$1,665	$-	$-	$1,665
Equity Securities - Industrial and Other	504,401	-	-	504,401
Total Available for Sale Securities	$506,066	$-	$-	$506,066

Fixed Maturities, Held to Maturity
US Treasury Securities and Obligations of US Government Corporations and Agencies	$4,256,179	$-	$-	$4,256,179
Canadian Government	1,020,335	-	-	1,020,335
Corporate Securities	2,539,011	-	162,480	2,701,491
Mortgage-Backed Securities GNMA and FNMA CMO	5,785,176	-	-	5,785,176
Total Fixed Maturities, Held to Maturity	$13,600,701	$-	$162,480	$13,763,181

Other Long Term Investments	$-	$-	$917,227	$917,227
Cash	3,878,091	-	-	3,878,091
Cash Equivalents	7,179,940	-	-	7,179,940
Total Other Investments	$11,058,031	$-	$917,227	$11,975,258

Total Assets	$25,164,798	$-	$1,079,707	$26,244,505

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2011 to September 30, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

	Other Long-term Investments	Fixed Maturity	Total
Beginning balance	$876,423	$152,520	$1,028,943
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	-	-	-
Included in other comprehensive income	-	-	-
Purchases, Issuance, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Temporary increase in fair value	40,804	9,960	50,764

Ending Balance	$917,227	$162,480	$1,079,707

The following table summarizes the fair value and carrying amount of all financial assets and liabilities as of September 30, 2011.

	2011
	Carrying	Fair
Assets	Amount	Value
Cash and cash equivalents	$11,058,031	$11,058,031	(a)
Investments-fixed maturity, held to maturity	13,227,802	13,763,181	(b)
Investments-equity securities	506,066	506,066	(b)
Other long term investments	1,054,418	917,227	(b)
Other financial instruments-Assets	304,514	304,514	(a)

Total financial instruments-Assets	$26,150,831	$26,549,019

Liabilities
Premium deposit funds	$19,947	$19,947	(a)
Bonds payable	1,278,838	1,278,838	(a)
Supplementary contracts without life contingencies	57,878	57,878	(a)
Annuity deposits	2,308,539	2,308,539	(a)

Total financial instruments-Liabilities	$3,665,202	$3,665,202

(a) The indicated assets and liabilities are carried at book value, which approximates fair value.
(b) Fair value of investments is based on methods prescribed in ASC 820 as described herein.

5. Dividends Paid.

There were no dividends paid during the period covered by this report.

6.  Subsequent Events

On November 8, 2011, the Company’s Board of Directors unanimously approved an agreement in principle for a cash out merger transaction with Ameritas Life Insurance Corp., Lincoln, Nebraska, (“Ameritas”) for a total merger consideration of $35,000,000 for all of the Company’s outstanding Common Stock and unexercised options.  At the effective time of the merger each share of the Company’s outstanding Common Stock will be canceled and converted into the right to receive approximately $2.31 per share.

On November 3, 2011, Ameritas’ Board of Directors also unanimously approved the merger transaction and merger agreement in principle.

The Company’s Board of Directors has tentatively scheduled a special meeting of shareholders to consider and vote on the Ameritas merger in December 2011.

The finality of the merger is conditioned on significant actions by the Company such as full payment of Bonds Payable in the amount of $1,278,838 and the termination of contractual obligations relating to certain business relationships, including debt cancellation of a loan asset of $1,054,418 included in Other Long-Term Assets on the consolidated balance sheet.  Management believes it is probable that the merger transaction will be completed.  These changes would reduce assets and liabilities by approximately 8% and 13% respectively.

BNL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we review the consolidated results of operations for the nine months ended September 30, 2011 and 2010 and significant changes in the consolidated financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

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

Liquidity and Capital Resources

At September 30, 2011, the Company had liquid assets of $11,058,031 in cash, money market savings accounts, money market funds, and treasury bills. All of the non-cash liquid assets can readily be converted to cash.

The major components of operating cash flows are premium income and investment income while policy benefits are the most significant cash outflow. During the first nine months of 2011, BNLAC collected $28,644,257 of premiums and annuity deposits (gross before reinsurance) and had consolidated investment income of $599,591. Other sources of cash flow in the first nine months of 2011 were override commissions of $1,935,435 on vision products. The Company paid $22,308,562 of policy benefits in the first nine months of 2011.

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

The Company has been a third party indemnitor through a series of bond indemnity and guarantee agreements totaling approximately $370,000 at July 31, 2011, in conjunction with a marketing agreement with EPSI Benefits Inc. and Employer Plan Services Inc. (EPSI). The purpose of these agreements is to assist EPSI to become licensed in additional states. The Company received a personal guarantee from the owner of EPSI to effectively limit potential liability under the guarantee agreement. With regard to the bond indemnities, the Company will be obligated only if EPSI, EPSI’S parent and its shareholder, who are the primary obligors, were all to become insolvent. Management considers the likelihood of the Company realizing a liability under these agreements to be remote.

We believe liquid assets, along with investment income and premium income will be sufficient to meet our long and short-term liquidity needs. We do not have any current plans to borrow money for operations.

Our insurance operations are conducted through BNLAC. At September 30, 2011, BNLAC had statutory capital and surplus of $17,651,826. BNLAC is required to maintain minimum levels of statutory capital and surplus, which differ from state to state, as a condition to conducting business in those states in which it is licensed. The State of Arkansas, which is the legal domicile of BNLAC, requires a minimum of $2,300,000 in capital and surplus. The highest requirement in any state in which BNLAC is licensed is $5,000,000. Management monitors the minimum capital and surplus requirements to maintain compliance in each state in which it is licensed.

On November 8, 2011, the Company’s Board of Directors unanimously approved an agreement in principle for a cash out merger transaction with Ameritas Life Insurance Corp., Lincoln, Nebraska, (“Ameritas”) for a total merger consideration of $35,000,000 for all of the Company’s outstanding Common Stock and unexercised options.  At the effective time of the merger each share of the Company’s outstanding Common Stock will be canceled and converted into the right to receive approximately $2.31 per share.

On November 3, 2011, Ameritas’ Board of Directors also unanimously approved the merger transaction and merger agreement in principle.

The Company’s Board of Directors has tentatively scheduled a special meeting of shareholders to consider and vote on the Ameritas merger in December 2011.

The finality of the merger is conditioned on significant actions by the Company such as full payment of Bonds Payable in the amount of $1,278,838 and the termination of contractual obligations relating to certain business relationships, including debt cancellation of a loan asset of $1,054,418 included in Other Long-Term Assets on the consolidated balance sheet.  Management believes it is probable that the merger transaction will be completed.

Consolidated Results of Operations

Premium income for the third quarter of 2011 was $9,485,415 compared to $10,012,944 for the same period in 2010. Premium income for the first three quarters of 2011 was $28,719,085 compared to $30,158,944 for the same period in 2010. The decrease for the quarter (5.3%) and first three quarters of the year (4.6%) was primarily due to a decrease in premium income as a result of the impact of the recession on voluntary employee benefits.

BNLAC markets group vision insurance products that are underwritten by other insurance companies (BNLAC does not have any exposure to underwriting (claims) losses on these products).  Vision insurance income for the third quarter of 2011 was $704,330 compared to $618,271 in the third quarter of 2010.  In the first three quarters of 2011 vision income was $1,935,435 compared to $1,799,280 for the same period in 2010.  Vision insurance premium in force reflected a small increase this year compared to the first three quarters of 2010, resulting in a $136,154 (10.7%) increase in net earned vision income this year.

Net investment income was $187,114 for the third quarter of 2011 compared to $222,280 for the third quarter of 2010.  Net investment income for the first three quarters of 2011 was $599,591 compared to $725,502 for the same period in 2010.  The decrease in the first three quarters and third quarter was due to the decrease in interest rates on short term investments and long term fixed income securities.

Realized gains on debt retirement were $3,036 for the third quarter of 2011 compared to $0 gain for the same period in 2010.  For the first three quarters of 2011 realized gains were $3,360 compared to $4,536 for the same period in 2010.  The realized gains are due to the purchase of a portion of the Company’s outstanding debentures at less than face value.  Realized gains on debt retirement are directly proportional to the number of bonds purchased.

Realized gains on the sale of investments and fixed assets were $50,293 for the third quarter and $62,479 for the first three quarters of 2011 compared to a loss of ($47,763) for the third quarter and ($64,315) for the first three quarters of 2010.  The gains in 2011 were primarily due to the sale of equity securities and the realized loss in 2010 was primarily due to the sale of BP Corporation stock owned by the Company.

For the third quarter of 2011, liability for future policy benefits expense was $16,869 compared to $29,229 for the same period in 2010.  For the nine-month period ended September 30, 2011, liability for future policy benefits expense was ($94,760) compared to ($62,377) for the same period in 2010.  The decrease in future policy benefits expense in 2011 was primarily due an increase in surrendered policies in 2011 compared to 2010.

Policy benefits and other insurance costs were $7,373,766 in the third quarter of 2011 compared to $7,756,644 for the same period in 2010.  In the first nine months of 2011 policy benefits and other insurance costs were $22,308,562 compared to $23,491,663 for the same period in 2010.  The decrease for the quarter and first three quarters of 2011 was primarily due to a decrease in group and individual dental premium income.  Group dental claims were $894,789 less for the first three quarters of 2011 compared to the same period last year.  The claims ratio on group dental insurance, which represents the ratio of claims expensed to premium earned, was 63.62% for the first three quarters of 2011 compared to 63.65% for the first three quarters of 2010.   The liability for unpaid claims is difficult to calculate and group dental claims at December, 2010, were $63,000 more than estimated and they were $45,000 less than estimated at December 31, 2009.

Amortization of deferred policy acquisition costs was $5,273 and $5,918 for the third quarter and $10,943 and $11,191 for the first three quarters of 2011 and 2010, respectively.  Amortization of deferred policy acquisition costs vary in relation to lapses or surrenders of existing policies.

For the third quarter of 2011 operating expenses were $2,026,022 compared to $1,990,651 for the same period in 2010. Operating expenses were $6,217,134 in the first nine months of 2011 compared to $6,230,574 for the same period in 2010.  The increase for the third quarter of 2011 was due to an increase in payroll and independent accounting fees.  The decrease for 2011 is primarily due to expenses directly related to the lower amount of business in force.

Taxes, other than on income, fees and assessments, were $326,463 for the third quarter of 2011 compared to $277,047 for the third quarter of 2010.  Taxes, other than on income, fees and assessments, were $1,116,676 for the first three quarters of 2011 compared to $1,070,920 for the same period in 2010.  The increase for the third quarter and year to date is primarily due to the under accrual of premium taxes at December 31, 2010.

The provision for income taxes in the third quarter of 2011 includes $133,000 current tax expense and $30,000 deferred tax credit compared to $132,260 current tax expense and $20,000 deferred tax expense in the third quarter of 2010.  The provision for income taxes in the first three quarters of 2011 was $306,000 current tax expense and $2,000 deferred tax expense compared to $325,260 current expense and $16,000 deferred tax expense for the same period in 2010.  The decrease in current tax expense in 2011 is primarily due to the decrease in net income.  Deferred tax expense is based on the estimated change in book versus tax assets and liabilities.

Income from operations before income taxes for the third quarter of 2011 was $681,795 compared to $746,243 for the same period in 2010.  The decrease in the third quarter of 2011 was primarily due to an increase in operating expenses and a decrease in investment income.  For the first three quarters of 2011 income from operations before income taxes was $1,761,395 compared to $1,881,976 for the same period in 2010.  The decrease for the first three quarters of 2011 was primarily due to the decrease in premium income and investment income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. We handle market risks in accordance with our established policies. We did not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2011 and December 31, 2010, however we held various financial instruments at September 30, 2011 and 2010, consisting of financial assets reported in our Consolidated Balance Sheets.

Interest Rate Risk - We are subject to interest rate risk through the investment in fixed maturity securities, such as U.S. Government and Government Agency securities and other investment grade bonds. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. The estimated fair value of our fixed maturity securities at September 30, 2011 and December 31, 2010 was $13,763,181 and $15,057,111, respectively.

Based on testing at December 31, 2010, a one-percentage point increase in interest rates would result in a decrease in the estimated fair value of fixed maturity securities of $422,000.  Initial fair values were determined using the current rates at which we could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for the first nine months of 2011 resulting from a one percentage point increase in interest rates would be immaterial, holding other variables constant.

Foreign-Exchange Rate Risk - We currently have no exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Commodity Price Risk - We have no financial instruments subject to commodity price risk.

Equity Security Price Risk - Equity securities at September 30, 2011 totaled $506,066, or 1.9% of total investments and cash on a consolidated basis.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not a part of any new legal proceedings during the first three quarters of 2011.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reports the purchases by the Company of its Common Stock during the first three quarters of 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1, Jan 1 thru Jan 31, 2011	-	$-	None	None
Month #2, Feb 1 thru Feb 28, 2011	3,000	$1.12	None	None
Month #3, Mar 1 thru Mar 31, 2011	-	$-	None	None
Month #4, April 1 thru April 30, 2011	-	$-	None	None
Month #5, May 1 thru May 31, 2011	15,642	$1.17	None	None
Month #6, June 1 thru June 30, 2011	-	$-	None	None
Month #7, July 1 thru July 31, 2011	4,000	$1.21	None	None
Month #8, Aug. 1 thru Aug. 31, 2011	8,100	$1.21	None	None
Month #9, Sept. 1 thru Sept. 30, 2011	-	$-	None	None
Totals	30,742

Item 3. Defaults Upon Senior Securities.
During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits Index

No.	Description	Page or Method of Filing
3.1	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation of BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the period ending December 31, 1993.
3.2	By-laws of BNL Financial Corporation.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 33-70318
4.1	Instruments defining the rights of security holders, including indentures.	Incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 2-94538 and Exhibits 3.5 and 4 of Post-Effective Amendment No. 3 thereto.
4.2	Articles of Incorporation of BNL Financial Corporation, dated January 27, 1984 and Amendment to Articles of Incorporation on BNL Financial Corporation, dated November 13, 1987.	Incorporated by reference to Exhibits 4.2 of the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.
10.1	Form of Agreement between Commonwealth Industries Corporation, American Investors Corporation and Wayne E. Ahart regarding rights to purchase shares of the Company.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended September 30, 1994.
10.2	Agreement dated December 21, 1990 between Registrant and C. Donald Byrd granting Registrant right of first refusal as to future transfers of Mr. Byrd's shares of the Company's common stock.	Incorporated by reference to Exhibit I of the Company's Quarterly Report on 10-QSB for the period ended March 31, 1996.
10.3	Convertible Debenture Agreement dated July 25, 2001 between BNL Equity Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.4	Claims Service Agreement dated June 1, 1999 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.5	Office lease agreement dated January 21, 2005, between Brokers National Life Assurance Company and KIMCO for premises in Austin.	Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.6	Line of Credit Agreement dated October 15, 2004 between Brokers National Life Assurance Company and Employer Plan Services Inc.	Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.7	Marketing Agreement dated July 25, 2001 between BNL Equity Corporation and Employer Plan Services Inc. and EPSI Benefits Inc.	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on 10-K for the period ended December 31, 2005.
10.8	Outsourcing Agreement dated May 1, 2007 between Brokers National Life Assurance Company and Virtual Item Processing Systems, Inc.	Incorporated by reference as filed with the Company’s Annual Report on 10-K for the period ended December 31, 2007
10.9	Amended Convertible Debenture Date July 14, 2008 between BNL Financial Corporation and EPSI Benefits Inc.	Incorporated by reference to Exhibit 1 of the Company’s periodic Report on Form 8-K dated July 14, 2008.
11	Statement Re computation of per share earnings.	Reference is made to the computation of per share earnings as shown page 5 herein and the explanation in Note 1 to the Notes to Consolidated Financial Statements (unaudited), page 5 herein.
18	Letter Re Change in accounting principles	None. Not applicable.
22	Published report regarding matters submitted to vote of security holders	The Company’s definitive proxy statement dated May 27, 2011, as filed with the SEC on Schedule 14A on April 20, 2011, is incorporated by reference herein.
23	Consents of experts and counsel incorporated by reference into a previously filed Securities Act registration statement	Not applicable.
31.1	Certification of Chief Executive Officer Section 302	Filed herewith - E1
31.2	Certification of Chief Financial Officer Section 302	Filed herewith - E3
32	Certification of Chief Executive Officer and Chief Financial Officer Section 906	Filed herewith - E5

Item 6. Exhibits and Reports on Form 10-Q (continued).

No.	Description
101.INS	XBRL Instance Document.(1)
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows

(b) Material Contracts - Reports on Form 8-K.
No items were reported on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNL FINANCIAL CORPORATION
(Registrant)

/s/ Wayne E. Ahart
Date: November 14, 2011	By: Wayne E. Ahart, Chairman of the Board
(Chief Executive Officer)

/s/ Barry N. Shamas
Date: November 14, 2011	By: Barry N. Shamas, Executive V.P.
(Chief Financial Officer)